Form 10-Q
period 1994-03-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1994-05-16
CIK 18654

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1994
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________to_________
                          Commission file number 1-3672



                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                ________________________________________________

             (Exact name of registrant as specified in its charter)


              Illinois                              37-0211380
           --------------                        -------------------
             (State of                             (IRS Employer
           Incorporation)                        Identification No.)


                 607 EAST ADAMS STREET
                 SPRINGFIELD, ILLINOIS                  62739
          ---------------------------------------    ------------
         (Address of principal executive offices)     (Zip Code)


        Registrant's telephone number, including area code  (217) 523-3600

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


At April 30, 1994, the number of shares of the registrant's common stock outstanding was 25,452,373.
                   CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                  CONTENTS


I.   Financial Information                                       Page

    Item 1. Financial Statements..............................     4-9

           Statements of Income for the three
           months ended March 31, 1994 and
           1993..............................................     4-5

           Balance Sheets as of March 31,
           1994 and December 31, 1993........................     6-7

           Statements of Cash Flows for the three
           months ended March 31, 1994 and 1993..............     8-9

           Condensed Notes to Financial Statements...........    10-13

    Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations........................................    14-16

II.  Other Information

    Item 4. Submission of Matters to a Vote of Security
           Holders...........................................    17

    Item 5. Other Information.................................    18

    Item 6. Exhibits and Reports on Form 8-K..................    18

Signature.....................................................    19

Exhibit Index.................................................    20

Exhibit 3(a) -- Articles of Amendment to
                the Articles of Incorporation
                of CIPS as adopted on April 27, 1994..........    21-29

Exhibit 3(b) -- Restated Articles of Incorporation
                of CIPS as adopted on April 27, 1994..........    30-67

Exhibit 3(c) -- Bylaws of CIPS as adopted on
                February 1, 1994..............................    68-79
____________________________________________________________________________

The unaudited interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

In the opinion of the Company, the interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods.

Due to the effect of weather and other factors which are characteristic of utility operations, financial results for the periods ended March 31, 1994 and 1993 are not necessarily indicative of trends for any twelve-month period.

This financial and other information is not given in connection with any sale or offer to buy any security.

Part I.
Item 1.  Financial Statements.


                            FINANCIAL INFORMATION
                   Central Illinois Public Service Company
                            Statements of Income
                For the Periods Ended March 31, 1994 and 1993
                               (in thousands)
                                 (unaudited)



                                                Three Months Ended
                                                    March 31,
                                              _____________________

                                                 1994        1993
                                              _________   _________
Operating Revenues:
 Electric..........................           $159,341     $145,461
 Gas...............................             64,095       64,087
                                              ________     ________

     Total operating revenues......            223,436      209,548
                                              ________     ________

Operating Expenses:
  Fuel for electric generation.....             53,679       45,054
  Purchased power..................              9,949        6,989
  Gas purchased....................             42,602       43,918
  Other operation..................             37,482       32,360
  Maintenance......................             14,593       11,923
  Depreciation and amortization....             20,307       19,413
  Taxes other than income taxes....             16,216       15,583
  Income taxes:
    Current........................              8,410        8,923
    Deferred, net..................                375        1,501
    Deferred investment tax
    credits, net...................               (842)        (842)
                                              ________     ________

      Total operating expenses.....            202,771      184,822
                                              ________     ________

Operating Income...................             20,665       24,726
                                              ________     ________

Other Income and Deductions:
  Allowance for equity funds used
  during construction..............                 16          331
  Nonoperating income taxes........               (314)        (121)
  Miscellaneous, net...............              1,332          832
                                              ________     ________
      Total other income and
      deductions...................              1,034        1,042
                                              ________     ________

Income Before Interest Charges.....             21,699       25,768
                                              ________     ________

Interest Charges:
  Long-term debt...................              8,351        8,905
  Other interest charges...........                (17)         316
  Allowance for borrowed funds used
  during construction..............                 (7)        (181)
                                              ________     ________

      Total interest charges.......              8,327        9,040
                                              ________     ________

Net Income.........................             13,372       16,728
Preferred Dividends................                828          954
                                              ________     ________

Earnings for Common Stock..........           $ 12,544     $ 15,774
                                              ========     ========



The accompanying condensed notes to financial statements are an integral part of these statements.

             Central Illinois Public Service Company
                         Balance Sheets
              March 31, 1994 and December 31, 1993
                         (in thousands)



                                         March 31,   December 31,
                                            1994         1993
                                        ___________  ____________

                                        (unaudited)

              ASSETS
Utility Plant, at original cost:
  Electric............................. $2,188,477   $2,172,259
  Gas..................................    209,773      208,208
                                        __________   __________

                                         2,398,250    2,380,467
  Less-Accumulated depreciation........  1,036,570    1,020,097
                                        __________   __________

                                         1,361,680    1,360,370
  Construction work in progress........     52,301       61,104
                                        __________   __________

                                         1,413,981    1,421,474
                                        __________   __________

Current Assets:
  Cash.................................        555        4,038
  Temporary investments, at cost which
  approximates market..................     32,605        2,734
  Accounts receivable, net.............     71,855       61,591
  Accrued unbilled revenues............     27,053       38,774
  Materials and supplies, at average
  cost.................................     42,282       40,824
  Fuel for electric generation, at
  average cost.........................     21,488       26,046
  Gas stored underground, at average
  cost.................................      6,328       14,335
  Prepayments..........................      9,874        9,847
                                        __________   __________

                                           212,040      198,189
                                        __________   __________

Other Assets...........................     45,158       48,799
                                        __________   __________

                                        $1,671,179   $1,668,462
                                        ==========   ==========

    CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity.......... $  560,492   $  565,023
  Preferred stock......................     80,000       80,000
  Long-term debt.......................    474,393      474,323
                                        __________   __________

                                         1,114,885    1,119,346
                                        __________   __________

Current Liabilities:
  Long-term debt due within one year...     20,000       20,000
  Accounts payable.....................     50,179       55,931
  Accrued wages........................     12,425       12,720
  Accrued taxes........................     20,624       13,391
  Accrued interest.....................      8,810        9,204
  Other................................     40,503       34,895
                                        __________   __________

                                           152,541      146,141
                                        __________   __________
Deferred Credits:
  Accumulated deferred income taxes....    276,425      274,425
  Investment tax credits...............     58,120       58,962
  Regulatory liabilities, net..........     69,208       69,588
                                        __________   __________

                                           403,753      402,975
                                        __________   __________

                                        $1,671,179   $1,668,462
                                        ==========   ==========



The accompanying condensed notes to financial statements are an integral part of these statements.

             Central Illinois Public Service Company
                    Statements of Cash Flows
          For the Periods Ended March 31, 1994 and 1993
                         (in thousands)
                           (unaudited)


                                             Three Months Ended
                                                  March 31,
                                           _____________________

                                              1994        1993
                                           __________  __________

Operating Activities:
  Net income.............................. $  13,372   $  16,728
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    20,307      19,413
    Allowance for equity funds used during
    construction (AFUDC)..................       (16)       (331)
    Deferred income taxes, net............     1,806       1,926
    Investment tax credit amortization....      (842)       (842)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable, net and accrued
    unbilled revenues.....................     1,457     (10,777)
    Fuel for electric generation..........     4,558      10,084
    Other inventories.....................     6,549       6,140
    Prepayments...........................       (27)      2,934
    Other assets..........................     3,641       2,771
    Accounts payable and other............      (144)     (5,443)
    Accrued wages, taxes and interest.....     6,544       9,775
  Other...................................      (330)      1,073
                                           _________   _________
   Net cash provided by operating
    activities............................    56,875      53,451
                                           _________   _________

Investing Activities:
  Construction expenditures, excluding
  AFUDC...................................   (12,677)    (16,689)
  Allowance for borrowed funds used during
  construction............................        (7)       (181)
  Change in temporary investments.........   (29,871)       (724)
                                           _________   _________

    Net cash used in investing activities.   (42,555)    (17,594)
                                           _________   _________

Financing Activities:
  Repurchase of common stock..............         -     (16,500)
  Proceeds from issuance of long-term debt         -      35,000
  Repayment of long-term debt.............         -     (35,000)
  Repayment of short-term borrowings......         -     (16,793)
  Dividends paid:
    Preferred stock.......................      (828)       (954)
    Common stock..........................   (17,000)          -

  Issuance expense, discount and premium..        25      (1,458)
                                           _________   _________

    Net cash used in financing activities.   (17,803)    (35,705)
                                           _________   _________

  Net increase (decrease) in cash.........    (3,483)        152
  Cash at beginning of period.............     4,038         480
                                           _________   _________

  Cash at end of period................... $     555   $     632
                                           =========   =========

  Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized.. $   8,195   $   5,091
    Income taxes..........................     4,050       3,136



The accompanying condensed notes to financial statements are an integral part of these statements.

             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
             CONDENSED NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1994
                           (unaudited)



COMMITMENTS AND CONTINGENCIES.

ENVIRONMENTAL REMEDIATION COSTS - CIPS (Central Illinois Public Service Company) and certain of its predecessors and other affiliates operated facilities in the past for manufacturing gas from coal. In connection with manufacturing gas, various by-products were produced, some of which remain on sites where the facilities were located. CIPS has identified 13 of these former manufactured gas plant sites (environmental remediation sites) which contain potentially harmful materials. Under directives from the Illinois Environmental Protection Agency (IEPA), CIPS has incurred costs and associated legal expenses related to the investigation and remediation of the sites.

One site was added to the United States Environmental Protection Agency (USEPA) Superfund list on August 30, 1990. On September 30, 1992 the IEPA, in consultation with the USEPA, decided that the long-term remedial plan for this site should consist of a ground water pump-and-treat program. The IEPA and CIPS entered into an agreement, which received approval by the court on March 14, 1994, for CIPS to carry out the remedial action with the IEPA providing oversight. It is not known at this time what specific remedial action will be required at the other 12 sites.

In 1987, CIPS filed a lawsuit against a number of insurance carriers seeking full indemnification for all costs in connection with certain environmental sites. CIPS has now settled the lawsuit with most of the insurance carriers.

The estimated incurred costs related to studies and remediation at these 13 sites and associated legal expenses are being accrued and deferred rather than expensed currently, pending recovery through rates, from insurance carriers or from other parties.
The total amount deferred represents costs incurred and estimates for costs of completing studies at various sites and an estimate of remediation costs at the Superfund site. At March 31, 1994 the amounts recovered have exceeded the aggregate amount deferred.

In 1992, the Illinois Commerce Commission (the "Illinois commission") issued an Order (the "Generic Order") in its consolidated generic proceeding initiated on March 6, 1991, regarding appropriate ratemaking treatment of cleanup costs incurred by Illinois utilities with respect to environmental remediation sites. The Generic Order indicates that allowed cleanup costs may include prudently incurred costs of investigation, assessment and cleanup of environmental remediation sites, as well as litigation costs including those involved in insurance recovery claims. The Generic Order authorizes utilities, including CIPS, to propose a mechanism to recover cleanup costs which is consistent with the provisions of the order. Such a mechanism must, among other things, provide for (1) recovery of cleanup costs over a five-year period, excluding carrying costs associated with the unrecovered balance of cleanup costs from the time that the recovery mechanism becomes effective; (2) a return to ratepayers over a five-year amortization period of any reimbursement of cleanup costs received from insurance carriers or other parties; and (3) a prudence review of each utility's expenditures. The Generic Order was upheld on appeal by the Third District Illinois Appellate Court. That decision held that a rate rider mechanism is an appropriate means for utilities to recover cleanup costs. The case has been appealed to the Illinois Supreme Court by an intervenor that maintains that no recovery of cleanup costs should be allowed and that, if allowed, a rate rider mechanism is not the proper means of providing recovery. CIPS cannot predict what action the Illinois Supreme Court will take in this matter.

On March 26, 1993 the Illinois commission approved CIPS' proposed environmental cost-recovery rate riders, effective with April 1993 billings to customers. Known as the electric environmental adjustment clause and the gas environmental adjustment clause, the riders are designed to enable CIPS to recover from its customers costs associated with cleanup of the environmental remediation sites, along with associated legal expenses, over a five year period on terms consistent with the Generic Order. The environmental adjustment clause riders provide for an annual review of amounts recovered through the riders. Amounts found to have been incorrectly included would be subject to refund. Through December 31, 1993, CIPS had collected $2.6 million from its customers pursuant to the riders. Pursuant to monthly filings made by CIPS under the riders, no additional amounts have been collected from customers under the riders since January 1994. On April 6, 1994, the Illinois commission initiated a reconciliation proceeding to review CIPS environmental remediation activities and determine whether the level of revenues collected by the riders is consistent with the amount of remediation costs prudently incurred.

Total cost to be incurred for the cleanup of these sites or the possible recovery from insurance carriers and other parties cannot be estimated. Management believes that any costs incurred in connection with the sites that are not recovered from insurance carriers or other parties will be recovered through utility rates. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on the financial position or results of operations of CIPS.

FERC ORDER 636 - During 1992, the Federal Energy Regulatory Commission ("FERC") issued a series of orders that require substantial restructuring of the service obligations of interstate pipeline suppliers. These orders (together called Order 636) required mandatory unbundling of existing pipeline gas sales services. Mandatory unbundling requires pipelines to sell separately the various components previously included with gas sales services (i.e., storage, transport, capacity sales, etc.).

Order 636 provides a mechanism for pipelines to recover four categories of transition costs associated with restructuring their gas sales services.

Based on currently available information contained in the various interstate pipeline Order 636 compliance filings, CIPS estimates that the total amount of transition costs to be incurred by CIPS is approximately $10 million of which $3 million has been paid. At March 31, 1994, CIPS has recorded a liability and a related deferred gas cost for that portion of the transition costs that will be billed to CIPS regardless of future pipeline services.

The Illinois commission issued an order in March 1994 permitting retail gas distribution companies, including CIPS, full recovery through rates of Order 636 transition costs. On May 4, 1994, the Illinois commission granted rehearing of the order. CIPS believes that the rehearing will be limited to a determination of the proper allocation of transition costs among customer classes. CIPS cannot predict whether the Illinois commission's final order in this matter will be appealed.

CLEAN AIR ACT - CIPS' compliance strategy to meet the sulfur dioxide emission reduction requirements of the Clean Air Act Amendments of 1990 (Amendments) includes complying with Phase I of the Amendments by switching to a lower sulfur coal at some of its units. Phase II compliance will be accomplished by additional fuel switching at various units and by increased scrubbing with its existing scrubber at Newton Unit 1. Phase I and Phase II emission provisions of the Amendments become effective in 1995 and 2000, respectively.

CIPS estimates that total capital costs, primarily for modifications to boilers, precipitators, coal handling facilities, and continuous monitoring equipment for implementation of this compliance strategy, will be less than $50 million in total including amounts spent to date. Operating costs are not expected to change materially. Compliance costs could result in electric base rate increases of approximately one to two percent by the year 2000.

In 1991, in accordance with the plan to switch some units to lower sulfur coal, CIPS signed a long-term coal contract with an existing supplier for lower sulfur Illinois coal. Due to the magnitude of the supplier's capital investment, the contract includes a graduated termination charge. In 1994, CIPS can terminate the contract under certain conditions, and CIPS would be required to pay up to $41 million (plus an inflation adjustment) in termination charges. Each year subsequent to 1994 the termination charge is reduced according to a formula using tons of coal purchased. The termination charge would not be effective if CIPS terminated the contract due to the failure of the coal to meet quality specifications provided for in the contract.

LABOR DISPUTES - The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 each filed unfair labor practice charges in 1993 with the National Labor Relations Board (NLRB) relating to the legality of the lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued a complaint against CIPS concerning its lockout of IBEW-702 represented employees. However, the Peoria Regional Office did not find merit to a similar charge filed by IUOE 148 and it was dismissed. The IUOE 148 has appealed the dismissal within the NLRB. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position or results of operations.

OTHER ISSUES - CIPS is involved in other legal and administrative proceedings before various courts and agencies with respect to rates, taxes, gas and electric fuel cost reconciliations, service area disputes, environmental and other matters. Although unable to predict the outcome of these matters, management believes that appropriate liabilities have been established and that final disposition of these actions will have no material adverse effect on the results of operations or the financial position of CIPS.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


THE OUTLOOK

CIPS currently estimates that its total construction expenditures for the 1994-1998 period will be about $431 million, including about $4 million of allowance for funds used during construction. In addition to funds for construction, projected capital requirements for the 1994-1998 period include $93 million for scheduled debt retirements. Capital requirements for the 1994-1998 period are expected to be provided primarily through internally generated funds. External financing to fund scheduled debt retirements may be required.

FINANCIAL CONDITION

Financial condition and total capitalization for the three-month periods ended March 31, 1994 and 1993 have changed as follows:

                                           Three Months Ended
                                                March 31,
                                        ________________________
                                               (in thousands)
                                           1994           1993
                                        _________      _________
  Common Shareholders' Equity

Earnings for common stock               $ 12,544       $ 15,774
Repurchase of common stock                     -        (16,500)
Common Stock Dividends paid              (17,000)             -
Other                                        (75)            (1)
                                        ________       ________

                                          (4,531)          (727)
                                        ________       ________
  Long-Term Debt

Proceeds from issuance on January
1, 1993 of $35,000,000 of Pollution
Control Loan Obligations, Series
A, 6.375%, due 2028.                           -         35,000

Repayment effective April 1, 1993 of
two series of Pollution Control Loan
Obligations, $17,500,000 Series B, 6.80%,
due 2005; and $17,500,000 Series B,
6.875%, due 2009.                              -        (35,000)

Change in unamortized debt discount
and premium                                   70           (241)
                                        ________       ________

Decrease in total capitalization        $ (4,461)      $   (968)
                                        ========       ========

RESULTS OF OPERATIONS (THREE-MONTH PERIODS ENDED MARCH 31, 1994 AND 1993)

                                                   Earnings for
                                                   Common Stock
                                                  (in thousands)
                                                  ______________

Three Months Ended March 31:

                              1994                   $ 12,544
                              1993                     15,774
                                                     ________

                                Decrease             $  3,230
                                                     ========

                              Percent Decrease            20 %

Electric Revenues: Electric revenues of CIPS were up 10% compared to the first quarter of 1993. Kilowatthour sales increased 16% principally due to increases in economy and emergency interchange sales to other utility systems. A comparison follows:



                      Revenues (In 000's)           KWH Sales (In 000's)
                  ____________________________  ____________________________
                       First Quarter     Inc.        First Quarter     Inc.
                     1994       1993    (Dec.)     1994       1993    (Dec.)
                  ________   ________   ______  _________  _________  ______

Residential       $ 50,888   $ 50,788       %     761,471    761,504    - %
Commercial          36,352     36,578    (1)      617,428    627,993   (2)
Industrial          26,726     25,345     5       647,246    604,133    7
Public Auth.
 and Other           3,486      3,658    (5)       40,828     46,505  (12)
                   _______    _______           _________  _________

  Total Retail     117,452    116,369     1     2,066,973  2,040,135    1
                   _______    _______           _________  _________

Interchange
 Sales (firm)       18,873     15,829    19       351,657    254,519   38
Interchange
 Sales (economy
 /emergency)        17,482      8,298   111       854,793    520,473   64
Cooperatives,
 Muni's. & Other     5,534      4,965    11       129,649    124,189    4
                   _______    _______           _________  _________
  Total Wholesale   41,889     29,092    44     1,336,099    899,181   49
                   _______    _______           _________  _________

  Total           $159,341   $145,461    10 %   3,403,072  2,939,316   16 %
                   =======    =======           =========  =========

Fuel for Electric Generation: Fuel expense for electric generation increased 19% because KWH generation increased 19% in 1994 over 1993.

Purchased Power: This expense increased 42% due to increased KWHs purchased for resale to other utility systems on the interchange market.

Gas Revenues and Gas Purchased: In the first quarter of 1994, gas revenues (excluding transportation revenues) increased 2% as a result of increased sales to industrial customers. The increased revenues and sales were partially offset by a decrease in therms transported.



                      Revenues (In 000's)          Therm Sales (In 000's)
                  ____________________________  ____________________________
                       First Quarter     Inc.        First Quarter     Inc.
                     1994       1993    (Dec.)     1994       1993    (Dec.)
                  ________   ________   ______  _________  _________  ______

Residential       $ 41,985   $ 43,670      (4)%    76,556     78,418   (2)%
Commercial          14,692     14,952      (2)     27,077     26,731    1
Industrial           4,769      2,023     136      13,069      6,958   88
Miscellaneous          232         20   1,060         -          -      -
                   _______    _______             _______    _______

  Subtotal          61,678     60,665       2     116,702    112,107    4
Transported          2,417      3,422     (29)     39,738     40,664   (2)
                   _______    _______             _______    _______

  Total           $ 64,095   $ 64,087       - %   156,440    152,771    2 %
                   =======    =======             =======    =======


The utility transported approximately 40 million therms of customer-owned gas in the first quarter of 1994 and 41 million therms in the first quarter of 1993. Transportation revenues were higher in 1993 because of the greater volume transported at a higher average rate.

Other Operation: Other operation expense increased 16% primarily due to nonrecurring expenses related to the settlement of labor disputes.

Maintenance: Maintenance expense increased 22% due to the timing of power station maintenance, for which similar projects did not occur in the first quarter of 1993.

Depreciation and amortization: Depreciation and amortization increased due to normal plant additions.

Taxes Other than Income Taxes: Utility revenue taxes increased because of increased revenue.

Interest Charges and Preferred Dividends: Interest charges and preferred dividends decreased 7% in 1994 due to refinancings made in 1993 which lowered interest and dividend rates.

                           PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Annual Meeting of Shareholders of CIPS was held on April 27, 1994.

(b) All nominees who were proposed as directors by the Board of Directors were elected and there were no other nominees proposed.

(c) Following the election of directors, two management proposals, which had been included in the CIPS Proxy Statement, were submitted for a vote at the shareholder meeting. The Management Proposals recommended amendments to the Restated and Amended Articles of Incorporation, as amended (the "Articles") as described below:

     (1) Variable Dividend Proposal - "To amend various provisions to clarify the effect of a variable dividend rate on series of preferred stock and related matters."

     (2) Majority Vote Proposal - "To add a provision specifying that a majority of outstanding shares entitled to vote (rather than two-thirds) is sufficient to approve future amendments to the Articles."

    The results of the voting on each matter submitted are as follows:



    Director                  With Authority   Without Authority

    William J. Alley            26,108,098           5,162
    Clifford L. Greenwalt       26,108,197           5,162
    John L. Heath               26,108,365           5,162
    Robert W. Jackson           26,108,350           5,162
    Gordon R. Lohman            26,108,219           5,162
    Hanne M. Merriman           26,108,037           5,162
    Donald G. Raymer            26,108,242           5,162
    Thomas L. Shade             26,108,302           5,162
    James W. Wogsland           26,108,230           5,162

    Variable Dividend Proposal

                    For       Against   Abstain    Broker Non-Vote

    Common      25,452,373        -        -              -
    Preferred      582,563     16,539    5,757         56,129

    Majority Vote Proposal

                    For       Against   Abstain    Broker Non-Vote

    Common      25,452,373        -        -               -
    Preferred      572,823     27,488    4,498          56,179

Item 5.  Other Information.

Reference is made to the last paragraph on page 10 under "Item 1. Business - Employees" in the 1993 Form 10-K Report of CIPS which discusses labor union matters. On March 23, 1994, final court approval was granted to the settlement agreement between CIPS and International Brotherhood of Electrical Workers Local 702 ("IBEW 702") dismissing a lawsuit previously filed by IBEW 702 concerning the labor dispute.

Currently, dry fly ash material produced by the coal-fired generating units at the Coffeen Power Station is hauled by truck to an off-site disposal area under terms of an agreement between CIPS and the owner of the disposal site. The Illinois Environmental Protection Agency (the "Agency") has notified the owner that some remediation of the site may be required. An engineering study of the area is in progress. The final resolution of this matter is not expected to be material to the results of operations or the financial position of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

  (A)   Exhibits:

        Exhibit 3(a) - Articles of Amendment to the Articles of Incorporation
                       of CIPS as adopted on April 27, 1994.

                3(b) - Restated Articles of Incorporation of CIPS as adopted on April 27, 1994.

                3(c) - Bylaws of CIPS as adopted on February 1, 1994.

  (B)   Reports on Form 8-K:

        None.

                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Central Illinois Public Service Company




Date:  May 13, 1994                /s/ J. C. Fiaush
                                      J. C. Fiaush
                                       Controller
                             (Principal Accounting Officer)

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                           EXHIBIT INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1994





                                                       Page Number in
                                                        Sequentially
   Exhibit No.               Description               Numbered System
   ___________           ______________________        _______________

      3(a)               Articles of Amendment
                         to the Articles of
                         Incorporation of CIPS
                         as adopted on April 27,
                         1994.                             21-29

      3(b)               Restated Articles of
                         Incorporation of CIPS
                         as adopted on April 27,
                         1994.                             30-67

      3(c)               Bylaws of CIPS as adopted
                         on February 1, 1994.              68-79