Form 10-Q
period 1994-06-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1994-08-12
CIK 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1994

                               OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           Of THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ........ to ........


Commission  Registrant; State of Incorporation;   IRS Employer
File Number    Address; and Telephone Number   Identification No.

  1-10628             CIPSCO INCORPORATED           37-1260920
                   (An Illinois Corporation)
                     607 East Adams Street
                  Springfield, Illinois  62739
                         217-523-3600


  1-3672   CENTRAL ILLINOIS PUBLIC SERVICE COMPANY  37-0211380
                   (An Illinois Corporation)
                     607 East Adams Street
                  Springfield, Illinois  62739
                         217-523-3600


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                 Yes     X              No
                      _______               _______


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:


CIPSCO INCORPORATED   Common stock, no par value,      34,107,706
                      shares outstanding at July 31, 1994

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                      Common stock no par value,       25,452,373
                      shares outstanding and held by
                      CIPSCO INCORPORATED at July 31, 1994

                       CIPSCO INCORPORATED
                               AND
             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
          FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994

                            CONTENTS




PART I.  FINANCIAL INFORMATION                         Page No.


Item 1:  Financial Statements

         CIPSCO INCORPORATED

           Consolidated Statements of Income             4- 5

           Consolidated Balance Sheets                   6- 7

           Consolidated Statements of Cash Flows         8- 9

         CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

           Statements of Income                         10-11

           Balance Sheets                               12-13

           Statements of Cash Flows                     14-15

           Condensed Notes to Financial Statements of
             CIPSCO Incorporated and Central Illinois
             Public Service Company                     16-20

Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations
           CIPSCO Incorporated and Central Illinois
           Public Service Company                       21-25

PART II. OTHER INFORMATION

Item 5:  Other Information                               26

Item 6:  Exhibits and Reports on Form 8-K                26

Signatures                                              27-28

The unaudited interim financial statements presented herein include the consolidated statements of CIPSCO Incorporated and Subsidiaries ("Company") as well as separate financial statements for Central Illinois Public Service Company ("CIPS"). The unaudited statements have been prepared by the Company and CIPS, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company and CIPS believe the disclosures are adequate to make the information presented not misleading. The Company consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of CIPSCO Incorporated for the year ended December 31, 1993 (the "CIPSCO 10-K"); and the CIPS financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of CIPS for the year ended December 31, 1993 (the "CIPS 10-K").

In the opinion of the Company and CIPS, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the effect of weather and other factors which are characteristic of CIPS' utility operations, financial results for the periods ended June 30, 1994 and 1993 are not necessarily indicative of trends for any twelve-month period.

This financial and other information is not given in connection with any sale or offer to buy any security.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                    CIPSCO INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Income
                For the Periods Ended June 30, 1994 and 1993
                               (in thousands)
                                 (unaudited)


                                     Three Months Ended  Six Months Ended
                                          June 30,            June 30,
                                    ___________________ ___________________

                                       1994      1993      1994      1993
                                    _________ _________ _________ _________
Operating Revenues:
  Electric......................... $178,914  $169,006  $338,246  $314,460
  Gas..............................   21,484    18,370    85,578    82,456
  Investment.......................    2,107     1,915     4,303     3,679
                                    ________  ________  ________  ________

     Total operating revenues......  202,505   189,291   428,127   400,595
                                    ________  ________  ________  ________
Operating Expenses:
  Fuel for electric generation.....   50,256    45,743   103,934    90,797
  Purchased power..................   16,152    18,822    26,100    25,810
  Gas purchased....................   12,011     9,529    54,613    53,447
  Other operation..................   35,193    37,352    73,061    70,035
  Maintenance......................   16,409    17,059    31,003    28,983
  Depreciation and amortization....   20,037    19,535    40,449    39,051
  Taxes other than income taxes....   12,948    12,887    29,178    28,489
                                    ________  ________  ________  ________

     Total operating expenses......  163,006   160,927   358,338   336,612
                                    ________  ________  ________  ________

Operating Income...................   39,499    28,364    69,789    63,983
                                    ________  ________  ________  ________

Interest and Other Charges:
  Interest on long-term debt of
  subsidiary.......................    8,215     8,692    16,567    17,597
  Other interest charges...........       17        60        (3)      418
  Allowance for funds used during
  construction.....................     (461)     (528)     (485)   (1,041)
  Preferred stock dividends of
  subsidiary.......................      851       981     1,679     1,935
  Miscellaneous, net...............     (671)     (752)   (1,791)   (1,559)
                                    ________  ________  ________  ________

     Total interest and other
     charges.......................    7,951     8,453    15,967    17,350
                                    ________  ________  ________  ________

Income Before Income Taxes.........   31,548    19,911    53,822    46,633
                                    ________  ________  ________  ________

Income Taxes.......................   12,003     7,241    20,518    17,301
                                    ________  ________  ________  ________

Net Income......................... $ 19,545  $ 12,670  $ 33,304  $ 29,332
                                    ========  ========  ========  ========

Average Shares of Common Stock
Outstanding........................   34,108    34,108    34,108    34,108

Earnings per Average Share of
Common Stock.......................      .57       .37       .98       .86



The accompanying condensed notes to financial statements are an integral part of these statements.

              CIPSCO INCORPORATED AND SUBSIDIARIES
                   Consolidated Balance Sheets
               June 30, 1994 and December 31, 1993
                         (in thousands)


                                          June 30,   December 31,
                                            1994         1993
                                        ___________  ____________
                                        (unaudited)

              ASSETS

Utility Plant, at original cost:
  Electric............................. $2,217,905   $2,172,578
  Gas..................................    213,169      208,208
                                        __________   __________

                                         2,431,074    2,380,786
  Less-Accumulated depreciation........  1,053,082    1,020,416
                                        __________   __________

                                         1,377,992    1,360,370
  Construction work in progress........     44,586       61,104
                                        __________   __________

                                         1,422,578    1,421,474
                                        __________   __________
Current Assets:
  Cash.................................      3,905        4,630
  Temporary investments, at cost which
  approximates market..................      7,480        5,527
  Accounts receivable, net.............     70,686       61,445
  Accrued unbilled revenues............     28,797       38,774
  Materials and supplies, at average
  cost.................................     42,808       40,824
  Fuel for electric generation, at
  average cost.........................     29,178       26,046
  Gas stored underground, at average
  cost.................................      9,431       14,335
  Prepayments..........................      9,668       10,142
                                        __________   __________

                                           201,953      201,723
                                        __________   __________

Investments and Other Assets:
  Investment in marketable
  securities...........................     43,342       42,703
  Investment in leveraged leases.......     43,969       42,216
  Other................................     44,995       49,634
                                        __________   __________

                                           132,306      134,553
                                        __________   __________
                                        $1,756,837   $1,757,750
                                        ==========   ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity.......... $  633,737   $  634,252
  Unrealized investment losses, net....       (737)         -
  Preferred stock of subsidiary........     80,000       80,000
  Long-term debt of subsidiary.........    459,468      474,323
                                        __________   __________

                                         1,172,468    1,188,575
                                        __________   __________

Current Liabilities:
  Long-term debt of subsidiary due
  within one year......................     15,000       20,000
  Accounts payable.....................     51,467       56,039
  Accrued wages........................     13,077       12,775
  Accrued taxes........................     23,946       12,973
  Accrued interest.....................      9,047        9,204
  Other................................     45,140       34,902
                                        __________   __________

                                           157,677      145,893
                                        __________   __________

Deferred Credits:
  Accumulated deferred income taxes....    300,326      294,732
  Investment tax credits...............     57,278       58,962
  Regulatory liability, net............     69,088       69,588
                                        __________   __________

                                           426,692      423,282
                                        __________   __________

                                        $1,756,837   $1,757,750
                                        ==========   ==========

The accompanying condensed notes to financial statements are an integral part of these statements.

              CIPSCO INCORPORATED AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
          For the Periods Ended June 30, 1994 and 1993
                         (in thousands)
                           (unaudited)


                                              Six Months Ended
                                                  June 30,
                                           ______________________

                                              1994        1993
                                           __________  __________
Operating Activities:
  Net income.............................. $  33,304   $  29,332
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    40,449      39,051
    Allowance for equity funds used during
    construction (AFUDC)..................      (332)       (673)
    Deferred income taxes, net............     4,851       6,995
    Investment tax credit amortization....    (1,684)     (1,683)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable and unbilled
    revenues..............................       736      (2,473)
    Fuel for electric generation..........    (3,132)      2,155
    Other inventories.....................     2,920        (582)
    Prepayments...........................       474       4,045
    Other assets..........................     4,639       1,726
    Accounts payable and other............     5,666       7,114
    Accrued wages, taxes and interest.....    11,118       5,984
  Other...................................      (774)      4,719
                                           _________   _________
    Net cash provided by operating
    activities............................    98,235      95,710
                                           _________   _________

Investing Activities:
  Utility construction expenditures,
  excluding AFUDC.........................   (39,969)    (36,288)
  Allowance for borrowed funds used
  during construction.....................      (153)       (369)
  Change in temporary investments.........    (1,953)     (3,709)
  Long-term investment in marketable
  securities..............................    (1,376)     (1,608)
  Long-term investment in leveraged
  leases..................................    (1,753)        725
                                           _________   _________

    Net cash used in investing activities.   (45,204)    (41,249)
                                           _________   _________

Financing Activities:
  Common stock dividends paid.............   (33,767)    (33,084)
  Proceeds from issuance of long-term
  debt of subsidiary......................       -       135,000
  Repayment of long-term debt of
  subsidiary..............................   (20,000)   (145,000)
  Repayment of short-term borrowings......       -       (21,393)
  Proceeds from issuance of preferred
  stock of subsidiary.....................       -        30,000
  Redemption of preferred stock of
  subsidiary..............................       -       (15,000)
  Issuance expense, discount and premium..        11      (5,392)
                                           _________   _________

    Net cash used in financing activities.   (53,756)    (54,869)
                                           _________   _________

  Net decrease in cash....................      (725)       (408)
  Cash at beginning of period.............     4,630       1,534
                                           _________   _________

  Cash at end of period................... $   3,905   $   1,126
                                           =========   =========

Supplemental Disclosures of Cash Flow
  Information

  Cash paid during the period for:
    Interest, net of amount capitalized... $  15,605   $  13,159
    Income taxes..........................    11,053      14,013



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                            Statements of Income
                For the Periods Ended June 30, 1994 and 1993
                               (in thousands)
                                 (unaudited)


                                     Three Months Ended  Six Months Ended
                                          June 30,            June 30,
                                    ___________________ ___________________
                                       1994      1993      1994      1993
                                    _________ _________ _________ _________
Operating Revenues:
  Electric......................... $178,920  $169,013  $338,261  $314,474
  Gas..............................   21,486    18,372    85,581    82,459
                                    ________  ________  ________  ________

     Total operating revenues......  200,406   187,385   423,842   396,933
                                    ________  ________  ________  ________
Operating Expenses:
  Fuel for electric generation.....   50,256    45,743   103,934    90,797
  Purchased power..................   16,152    18,822    26,100    25,810
  Gas purchased....................   12,011     9,529    54,613    53,447
  Other operation..................   34,902    37,002    72,385    69,363
  Maintenance......................   16,408    17,059    31,001    28,982
  Depreciation and amortization....   19,878    19,432    40,185    38,845
  Taxes other than income taxes....   12,940    12,865    29,156    28,447
  Income taxes:
    Current........................   11,526     5,619    19,936    14,542
    Deferred, net..................      887     2,063     1,262     3,564
    Deferred investment tax
    credits, net...................     (842)     (842)   (1,683)   (1,683)
                                    ________  ________  ________  ________

     Total operating expenses......  174,118   167,292   376,889   352,114
                                    ________  ________  ________  ________

Operating Income...................   26,288    20,093    46,953    44,819
                                    ________  ________  ________  ________
Other Income and Deductions:
  Allowance for equity funds used
  during construction..............      316       341       332       673
  Nonoperating income taxes........     (173)     (124)     (487)     (245)
  Miscellaneous, net...............      818       830     2,150     1,661
                                    ________  ________  _________ ________
     Total other income and
     deductions....................      961     1,047     1,995     2,089
                                    ________  ________  ________  ________

Income Before Interest Charges.....   27,249    21,140    48,948    46,908
                                    ________  ________  ________  ________

Interest Charges:
  Long-term debt...................    8,215     8,692    16,567    17,597
  Other interest charges...........       21        44         4       362
  Allowance for borrowed funds used
  during construction..............     (145)     (187)     (153)     (369)
                                    ________  ________  ________  ________

      Total interest charges.......    8,091     8,549    16,418    17,590
                                    ________  ________  ________  ________

Net Income.........................   19,158    12,591    32,530    29,318
Preferred Dividends................      851       981     1,679     1,935
                                    ________  ________  ________  ________

Earnings for Common Stock.......... $ 18,307  $ 11,610  $ 30,851  $ 27,383
                                    ========  ========  ========  ========



The accompanying condensed notes to financial statements are an integral part of these statements.

             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                         Balance Sheets
               June 30, 1994 and December 31, 1993
                         (in thousands)


                                          June 30,   December 31,
                                            1994         1993
                                        ___________  ____________
                                        (unaudited)

              ASSETS

Utility Plant, at original cost:
  Electric............................. $2,217,905   $2,172,578
  Gas..................................    213,169      208,208
                                        __________   __________

                                         2,431,074    2,380,786
  Less-Accumulated depreciation........  1,053,082    1,020,416
                                        __________   __________

                                         1,377,992    1,360,370
  Construction work in progress........     44,586       61,104
                                        __________   __________

                                         1,422,578    1,421,474
                                        __________   __________

Current Assets:
  Cash.................................        449        4,038
  Temporary investments, at cost which
  approximates market..................      3,780        2,734
  Accounts receivable, net.............     70,795       61,591
  Accrued unbilled revenues............     28,797       38,774
  Materials and supplies, at average
  cost.................................     42,808       40,824
  Fuel for electric generation, at
  average cost.........................     29,178       26,046
  Gas stored underground, at average
  cost.................................      9,431       14,335
  Prepayments..........................      9,629        9,847
                                        __________   __________

                                           194,867      198,189
                                        __________   __________

Other Assets...........................     44,362       48,799
                                        __________   __________

                                        $1,661,807   $1,668,462
                                        ==========   ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity.......... $  561,622   $  565,023
  Preferred stock......................     80,000       80,000
  Long-term debt.......................    459,468      474,323
                                        __________   __________

                                         1,101,090    1,119,346
                                        __________   __________

Current Liabilities:
  Long-term debt due within one year...     15,000       20,000
  Accounts payable.....................     50,913       55,931
  Accrued wages........................     13,077       12,720
  Accrued taxes........................     22,876       13,391
  Accrued interest.....................      9,047        9,204
  Other................................     45,140       34,895
                                        __________   __________

                                           156,053      146,141
                                        __________   __________
Deferred Credits:
  Accumulated deferred income taxes....    278,298      274,425
  Investment tax credits...............     57,278       58,962
  Regulatory liability, net............     69,088       69,588
                                        __________   __________

                                           404,664      402,975
                                        __________   __________

                                        $1,661,807   $1,668,462
                                        ==========   ==========



The accompanying condensed notes to financial statements are an integral part of these statements.

             Central Illinois Public Service Company
                    Statements of Cash Flows
          For the Periods Ended June 30, 1994 and 1993
                         (in thousands)
                           (unaudited)


                                              Six Months Ended
                                                  June 30,
                                           ______________________

                                              1994        1993
                                           __________  __________

Operating Activities:
  Net income.............................. $  32,530   $  29,318
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    40,185      38,845
    Allowance for equity funds used during
    construction (AFUDC)..................      (332)       (673)
    Deferred income taxes, net............     3,131       4,261
    Income tax credit amortization........    (1,684)     (1,683)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable and accrued
    unbilled revenues.....................       773      (2,499)
    Fuel for electric generation..........    (3,132)      2,155
    Other inventories.....................     2,920        (582)
    Prepayments...........................       218       3,346
    Other assets..........................     4,437       3,272
    Accounts payable and other............     5,227       7,238
    Accrued wages, taxes and interest.....     9,685       1,946
  Other...................................      (511)      4,925
                                           _________   _________
    Net cash provided by operating
    activities............................    93,447      89,869
                                           _________   _________
Investing Activities:
  Construction expenditures, excluding
  AFUDC...................................   (39,969)    (36,288)
  Allowance for borrowed funds used during
  construction............................      (153)       (369)
  Changes in temporary investments........    (1,046)       (109)
                                           _________   _________

    Net cash used in investing activities.   (41,168)    (36,766)
                                           _________   _________

Financing Activities:
  Repurchase of common stock..............       -       (33,250)
  Proceeds from issuance of long-term debt       -       135,000
  Repayment of long-term debt.............   (20,000)   (145,000)
  Repayment of short-term borrowings......       -       (17,393)
  Proceeds from issuance of preferred
  stock...................................       -        30,000
  Redemption of preferred stock...........       -       (15,000)
  Dividends paid:
    Preferred stock.......................    (1,679)     (1,935)
    Common stock..........................   (34,200)        -
  Issuance expense, discount and premium..        11      (5,392)
                                           _________   _________

    Net cash used in financing activities.   (55,868)    (52,970)
                                           _________   _________
  Net increase (decrease) in cash.........    (3,589)        133
  Cash at beginning of period.............     4,038         480
                                           _________   _________

  Cash at end of period................... $     449   $     613
                                           =========   =========

Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest, net of amount capitalized... $  15,605   $  13,100
    Income taxes..........................    14,047      19,066



The accompanying condensed notes to financial statements are an integral part of these statements.

              CIPSCO INCORPORATED AND SUBSIDIARIES
             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
             CONDENSED NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1994
                           (unaudited)




Note 1.  GENERAL
________________

The consolidated financial statements presented herein include the accounts of CIPSCO INCORPORATED (CIPSCO), CENTRAL ILLINOIS PUBLIC SERVICE COMPANY (CIPS), and CIPSCO INVESTMENT COMPANY AND SUBSIDIARIES (CIC). CIPSCO and Subsidiaries are referred to as the "Company." CIPSCO has two first-tier subsidiaries: CIC, an investment subsidiary, and CIPS, an electric and gas public utility. Prior year amounts have been reclassified on a basis consistent with the June 30, 1994 presentation.

The financial statements of CIPS, a subsidiary of CIPSCO, include only the accounts of CIPS. Prior year amounts have been reclassified on a basis consistent with the June 30, 1994 presentation.

Previously, CIPSCO and CIPS have filed separate reports on Form
10-Q.


Note 2.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL REMEDIATION COSTS - CIPS and certain of its predecessors and other affiliates operated facilities in the past for manufacturing gas from coal. In connection with manufacturing gas, various by-products were produced, some of which remain on sites where the facilities were located. CIPS has identified 13 of these former manufactured gas plant sites (environmental remediation sites) which contain potentially harmful materials. Under directives from the Illinois Environmental Protection Agency (IEPA), CIPS has incurred costs and associated legal expenses related to the investigation and remediation of the sites.

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

In 1987, CIPS filed a lawsuit against a number of insurance carriers seeking full indemnification for all costs in connection with certain environmental sites. CIPS has now settled the lawsuit with substantially all of the insurance carriers.

The estimated incurred costs related to studies and remediation at these 13 sites and associated legal expenses are being accrued and deferred rather than expensed currently, pending recovery through rates, from insurance carriers or from other parties.
The total amount deferred represents costs incurred and estimates for costs of completing studies at various sites and an estimate of remediation costs at the Superfund site. At June 30, 1994 the amounts recovered have exceeded the aggregate amount deferred.

In 1992, the Illinois Commerce Commission (the "Illinois commission") issued an Order (the "Generic Order") in its consolidated generic proceeding initiated on March 6, 1991, regarding appropriate ratemaking treatment of cleanup costs incurred by Illinois utilities with respect to environmental remediation sites. The Generic Order indicates that allowed cleanup costs may include prudently incurred costs of investigation, assessment and cleanup of environmental remediation sites, as well as litigation costs including those involved in insurance recovery claims. The Generic Order authorizes utilities, including CIPS, to propose a mechanism to recover cleanup costs which is consistent with the provisions of the order. Such a mechanism must, among other things, provide for (1) recovery of cleanup costs over a five-year period, excluding carrying costs associated with the unrecovered balance of cleanup costs from the time that the recovery mechanism becomes effective; (2) a return to ratepayers over a five-year amortization period of any reimbursement of cleanup costs received from insurance carriers or other parties; and (3) a prudence review of each utility's expenditures. The Generic Order was upheld on appeal by the Third District Illinois Appellate Court. That decision held that a rate rider mechanism is an appropriate means for utilities to recover cleanup costs. The case has been appealed to the Illinois Supreme Court by an intervenor that maintains that no recovery of cleanup costs should be allowed and that, if allowed, a rate rider mechanism is not the proper means of providing recovery. CIPS and other utilities have also appealed to the Illinois Supreme Court seeking to include the unrecovered carrying charges in the rate rider. The Illinois Supreme Court has granted both appeals and is expected to hear the appeals during 1994. CIPS cannot predict what action the Illinois Supreme Court will take in this matter.

On March 26, 1993 the Illinois commission approved CIPS' proposed environmental cost-recovery rate riders, effective with April 1993 billings to customers. Known as the electric environmental adjustment clause and the gas environmental adjustment clause, the riders are designed to enable CIPS to recover from its customers costs associated with cleanup of the environmental remediation sites, along with associated legal expenses, over a five year period on terms consistent with the Generic Order. The environmental adjustment clause riders provide for an annual review of amounts recovered through the riders. Amounts found to have been incorrectly included would be subject to refund. Through December 31, 1993, CIPS had collected $2.9 million including interest from its customers pursuant to the riders. Pursuant to monthly filings made by CIPS under the riders, no additional amounts have been collected from customers under the riders since January 1994. On April 6, 1994, the Illinois commission initiated a reconciliation proceeding to review CIPS environmental remediation activities and determine whether the level of revenues collected by the riders is consistent with the amount of remediation costs prudently incurred and whether all amounts collected were correctly included in the riders. CIPS has filed testimony and provided data to the Illinois commission regarding the reconciliation proceeding. A status hearing is scheduled for January 1995.

Total cost to be incurred for the cleanup of these sites or the possible recovery from insurance carriers and other parties cannot be estimated. Management believes that any costs incurred in connection with the sites that are not recovered from insurance carriers or other parties will be recovered through utility rates. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on the financial position or results of operations of the Company or CIPS.

FERC ORDER 636 - During 1992, the Federal Energy Regulatory Commission ("FERC") issued a series of orders that require substantial restructuring of the service obligations of interstate pipeline suppliers. These orders (together called Order 636) required mandatory unbundling of existing pipeline gas sales services. Mandatory unbundling requires pipelines to sell separately the various components previously included with gas sales services (i.e., storage, transport, capacity sales, etc.). Order 636 provides a mechanism for pipelines to recover transition costs associated with restructuring their gas sales services.

Based on currently available information contained in the various interstate pipeline Order 636 compliance filings, CIPS estimates that the total amount of transition costs to be incurred by CIPS is approximately $10 million of which $4.5 million has been paid. At June 30, 1994, CIPS had recorded a liability and a related deferred gas cost of $1.4 million for that portion of the transition costs that will be billed to CIPS regardless of future pipeline services.

The Illinois commission issued an order in March 1994 permitting retail gas distribution companies, including CIPS, full recovery through rates of prudently incurred Order 636 transition costs. On May 4, 1994, the Illinois commission granted rehearing of the order. CIPS believes that the rehearing will be limited to a determination of the proper allocation of transition costs among customer classes. A hearing examiner's proposed order in June 1994, reaffirmed the original order. A final order will be issued in the near future. CIPS cannot predict what further action the Illinois commission will take in this matter or whether the Illinois commission's final order in this matter will be appealed.

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

LABOR DISPUTES - The International Union of Operating Engineers
(IUOE) Local 148 and the International Brotherhood of Electrical Workers (IBEW) Local 702 each filed unfair labor practice charges in 1993 with the National Labor Relations Board (NLRB) relating to the legality of a lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued a complaint against CIPS concerning its lockout of IBEW-702 represented employees. However, the Peoria Regional Office did not find merit to a similar charge filed by the IUOE 148 and it was dismissed. The IUOE 148 appealed the dismissal within the NLRB. On July 20, 1994, CIPS received notification from the Peoria Regional Office that the Appeals Division, located in Washington D.C., reversed the earlier decision made by the Peoria Regional Office thereby finding merit to the claim by IUOE 148 that the lockout of its members was illegal. As a result of the finding by the Appeals Division, the Peoria Regional Office may issue a complaint against CIPS regarding the lockout of the IUOE 148 employees. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position or results of operations of the Company or CIPS.

OTHER ISSUES - CIPS is involved in other legal and administrative proceedings before various courts and agencies with respect to rates, taxes, gas and electric fuel cost reconciliations, service area disputes, environmental and other matters. Although unable to predict the outcome of these matters, management believes that appropriate liabilities have been established and that final disposition of these actions will have no material adverse effect on the results of operations or the financial position of the Company or CIPS.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is for CIPSCO Incorporated and Subsidiaries
("Company") unless otherwise stated.

THE OUTLOOK

CIPS currently estimates that its total construction expenditures for the 1994-1998 period will be about $431 million, including about $4 million of allowance for funds used during construction. In addition to funds for construction, projected capital requirements for the remainder of 1994 and for the 1995-1998 period include $73 million for scheduled debt retirements. Capital requirements for the 1994-1998 period are expected to be provided primarily through internally generated funds. External financing to fund scheduled debt retirements may be required.

FINANCIAL CONDITION

Financial condition and changes in total Shareholder Equity of the Company and CIPS for the six-month periods ended June 30, 1994 and 1993 are as follows:

                                             Six Months Ended
                                                 June 30,
                                        ________________________
                                               (in thousands)
The Company:                               1994           1993
                                        _________      _________
  Common Shareholders' Equity

Net income                              $ 33,304       $ 29,332
Common stock dividends paid              (33,767)       (33,084)
Other                                       (789)          (655)
                                        ________       ________

  Change in Shareholder Equity            (1,252)        (4,407)
                                        ========       ========


                                             Six Months Ended
                                                 June 30,
                                        ________________________
                                               (in thousands)
CIPS:                                      1994           1993
                                        _________      _________
  Common Shareholders' Equity

Earnings for Common stock               $ 30,851       $ 27,383
Repurchase of Common stock                   -          (33,250)
Common stock dividends paid              (34,200)           -
Other                                        (52)          (655)
                                        ________       ________

  Change in Shareholder Equity            (3,401)        (6,522)
                                        ========       ========

OVERVIEW

The Company's earnings per share were $.57 for the quarter ended June 30, 1994, compared to $.37 per share earned during the same period in 1993. The increase was primarily caused by increased electric sales to customers of CIPS caused by warmer temperatures in the second quarter of 1994. The Company's earnings per share were $.98 for the six months ended June 30, 1994, compared to $.86 per share earned during the same period in 1993. The increase was due to increased sales to electric customers of CIPS caused by warmer temperatures in the second quarter of 1994, partially offset by increased operation and maintenance expenses due to one time labor settlement costs and timing of production maintenance expenses. The following table summarizes the components of consolidated net income and CIPS earnings for common stock for the three months and six months ended June 30, 1994 and 1993 (see Results of Operations for further discussion). In this table, electric operating margin equals electric operating revenues less fuel for electric generation and less purchased power. Gas operating margin equals gas operating revenues less gas purchased.

                                   Second Quarter Ended  Six Months Ended
                                         June 30,             June 30,
                                   ____________________ ___________________
                                      1994       1993      1994      1993
                                   _________  _________ _________ _________
CIPS
  Electric operating margin        $112,512   $104,448  $208,227  $197,867
  Gas operating margin                9,475      8,843    30,968    29,012
  Other deductions and interest    (102,829)  (100,700) (206,665) (197,561)
    expenses
  CIPS preferred stock dividends       (851)      (981)   (1,679)   (1,935)
                                    _______    _______   _______   _______

       Total earnings for
         common stock                18,307     11,610    30,851    27,383
                                    _______    _______   _______   _______


NON-UTILITY
  Investment revenues                 1,958      1,819     3,983     3,539
  Other deduction and expenses         (720)      (759)   (1,530)   (1,590)
                                    _______    _______   _______   _______

       Total non-utility net
         income                       1,238      1,060     2,453     1,949
                                    _______    _______   _______   _______

Consolidated net income            $ 19,545   $ 12,670  $ 33,304  $ 29,332
                                    =======    =======   =======   =======

RESULTS OF OPERATIONS

The results of operations of the Company and CIPS for the three months and six months ended June 30, 1994 compared to the same periods in 1993 are presented below.

   The Company     Net Income (in thousands)    Earnings Per Share
                   _________________________    __________________
                   Three Months   Six Months  Three Months Six Months
                   ____________   __________  ____________ __________

       1994           $19,545      $33,304       $.57         $.98
       1993            12,670       29,332        .37          .86
                      _______      _______       ____         ____
        Increase      $ 6,875      $ 3,972       $.20         $.12
                      =======      =======       ====         ====
        Percent
          Increase        54%          14%        54%          14%


   CIPS                Earnings for Common Stock (in thousands)
                       ________________________________________
                            Three Months     Six Months
                            ____________     __________

       1994                   $18,307         $30,851
       1993                    11,610          27,383
                              _______         _______
        Increase              $ 6,697         $ 3,468
                              =======         =======
        Percent
          Increase                58%             13%

OPERATING REVENUES

The changes in electric and gas revenues described below are for the Company. The only differences between changes in electric and gas operating revenues for the Company and for CIPS are intercompany revenues which are eliminated in the consolidated financial statements. These intercompany amounts are immaterial.

Electric revenues increased 6% in the second quarter and 8% in the first six months of 1994 compared to the same periods in 1993, principally due to increased KWH sales in residential, commercial and industrial classes. Overall KWH sales decreased 9% in the second quarter of 1994 due to a decrease in interchange economy and emergency sales from last year's record levels; however, sales were higher in all other customer classes due to warmer weather in the second quarter of 1994. KWH sales increased 2% in the first six months of 1994 as compared to the same period in 1993 principally due to warmer weather in the second quarter of 1994.

The changes in electric revenue and KWH sales are shown below:

          CHANGES IN ELECTRIC REVENUE AND KILOWATTHOUR SALES
                  INCREASE (DECREASE) FROM PRIOR YEAR
                            (in thousands)
                          _______________________________________________________________________________________
                                        Second Quarter                                 Six Months
                          __________________________________________   __________________________________________

                            Revenue     Rev %       KWH       KWH %      Revenue     Rev %       KWH       KWH %
                           _________    _____    _________    _____     _________    _____    _________    _____
Residential                  $2,698       6%       31,759       6%       $ 2,799       3%       31,726       2%
Commercial                    3,214       7%       50,033       8%         2,988       4%       39,469       3%
Industrial                    1,682       6%       14,108       2%         3,063       6%       57,221       5%
Public Authorities
 and Other                      714      26%          209       1%           540       8%       (5,470)     (6)%
                              _____               _______                 ______               _______
  Total Retail               $8,308       7%       96,109       5%       $ 9,391       4%      122,946       3%

Power Supply Agreements       2,793      17%       86,962      30%         5,837      18%      184,100      34%
Interchange Sales
  (economy/emergency)        (1,836)     (8)%    (544,606)    (36)%        7,347      24%     (210,286)    (10)%
Cooperatives and
 Municipals                     643      13%       12,342      11%         1,212      12%       17,801       8%
                              _____               _______                 ______               _______
  Total Wholesale            $1,600       4%     (445,302)    (23)%      $14,396      20%       (8,385)      -
                              _____               _______                 ______               _______

  Total                      $9,908       6%     (349,193)     (9)%      $23,786       8%      114,561       2%
                              =====               =======                 ======               =======

Gas revenues increased 17% in the second quarter and 4% in the first six months of 1994 when compared to the same periods of 1993. The second quarter increase in revenues to residential customers was a result of increased purchase gas costs, and the increase to commercial customers was due to commercial customers switching from transported gas to purchasing directly from CIPS. The six month increase occurred primarily because industrial customers switched from transporting gas to purchasing gas directly from CIPS resulting in an increase in industrial revenues and a decrease in transportation revenues.

Gas therm sales increased 19% in the second quarter and 6% in the first six months of 1994 primarily due to colder weather in 1994.

The changes in gas revenues and therm sales are shown below.

                CHANGES IN GAS REVENUE AND THERM SALES
                  INCREASE (DECREASE) FROM PRIOR YEAR
                            (in thousands)
                          _______________________________________________________________________________________
                                        Second Quarter                                 Six Months
                          __________________________________________   __________________________________________
                                                              Therms                                       Therms
                            Revenue     Rev %      Therms       %        Revenue     Rev %      Therms       %
                           _________    _____    _________    _____     _________    _____    _________    _____

Residential                  $2,291      21%        1,840      12%        $  605       1%          (21)      -
Commercial                      611      18%          350       6%           352       2%          696       2%
Industrial                      (45)     (2)%      (1,634)    (18)%        2,702      57%        4,476      28%
Transportation                    6       -         8,465      50%          (997)    (20)%       7,540      13%
Miscellaneous                   251       -           -         -            460     414%          361       -
                              _____                 _____                  _____                ______
  Total                      $3,114      17%        9,021      19%        $3,122       4%       12,691       6%
                              =====                 =====                  =====                ======

Fuel for electric generation increased 10% for the second quarter and 14% for the six months because of the increased generation required to support retail sales to customers and sales under power supply agreements.

Purchased power decreased 14% for the second quarter of 1994 compared with the same period in 1993 reflecting lower levels of purchases made for resale to interchange economy and emergency customers. Purchased power increased 1% for the six months of 1994 principally due to increases in average prices of power purchased for resale.

Purchased gas increased 26% for the second quarter and 2% for the six months when compared to the same periods in 1993. The primary reason for the increases in both the second quarter and for the six months was the commercial and industrial customers switching from transported gas to CIPS system gas resulting in both higher purchased gas costs and higher gas revenues.

Maintenance and other operation expenses declined 5% in the second quarter of 1994 compared to the second quarter of 1993 due to fewer maintenance projects scheduled in the second quarter of 1994. Maintenance and other operation expenses increased 5% in the first six months of 1994 when compared to 1993 due to one time expenses involved with settlement of labor disputes and the scheduling of a major power station maintenance outage in the first quarter of 1994, for which a similar project in 1993 did not occur until later in the year.

Depreciation and amortization expense increased 3% in the second quarter and 4% in the first six months of 1994 when compared to 1993 due to normal plant additions.

Interest charges and preferred dividends decreased 7% in the second quarter and 9% in the first six months of 1994 as compared with the same periods of 1993 due principally to refinancing of long-term debt and preferred stock in 1993 at lower rates.

                   PART II.  OTHER INFORMATION




Item 5.  Other Information

Reference is made to the fifth paragraph on page 5 under "Item 1. Business - Rate Matters" in the CIPS 10-K (incorporated by reference in the CIPSCO 10-K) for information regarding the economic development rate. Effective June 13, 1994 the Illinois commission granted CIPS approval to offer qualifying customers the economic development rate through the period ending January 1, 2000. The scope of the rate was broadened to include those customers who receive service under the commercial time of use rate classification. In addition, the threshold for a customer to qualify for the special contract provision of the rate was lowered to 500 KW of load (or increments thereof) added to the CIPS system from 2,000 KW.

Reference is made to the fourth paragraph on page 6 under "Item
1. Business - Electric Operations" in the CIPS 10-K (incorporated by reference in the CIPSCO 10-K) for information regarding the analysis of the generating units at the five power
stations owned by CIPS.   At the present time CIPS plans to
continue operation of the twelve generating units at its power stations and to continue its efforts to make additional sales of capacity at market-based prices. It is expected that CIPS will conduct additional studies from time to time in the future to determine the best economic options with respect to its generating resources.

Item 6.  Exhibits and Reports on Form 8-K

  (A)   Exhibits:

        None

  (B)   Reports on Form 8-K:

        None

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, CIPSCO Incorporated, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CIPSCO Incorporated




Date:  August 11, 1994             /s/ J. C. Fiaush
                                      J. C. Fiaush
                                       Controller
                               (Chief Accounting Officer)

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Central Illinois Public Service Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Central Illinois Public Service Company




Date:  August 11, 1994             /s/ J. C. Fiaush
                                      J. C. Fiaush
                                       Controller
                             (Principal Accounting Officer)