Form 10-Q/A
period 1994-09-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1994-11-16
CIK 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q/A

                         AMENDMENT NO. 1

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

The undersigned registrants hereby amend the following items, financial statements, exhibits or other portion of their Form 10-Q Report for the quarter ended September 30, 1994 as set forth in the pages attached hereto:

            (List all such items, financial statements, exhibits
                         or other portions amended)

The registrants amend the portion of their Form 10-Q Report for the quarter ended September 30, 1994, Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, as indicated on this page. The four columns which appear in the table on page 22 of the electronic filing show the incorrect year above the figures displayed in each of those columns. The year "1993" appears incorrectly and should read "1994" and the year "1994" appears incorrectly and should read "1993." The table below reflects the correct years above the correct columns:

                                   Third Quarter Ended   Nine Months Ended
                                      September 30,        September 30,
                                   ___________________   __________________
                                      (in thousands)      (in thousands)
                                    1994       1993        1994     1993
                                   ________  ________    ________  ________
CIPS
  Electric operating margin        $138,796  $144,547    $347,022  $342,413
  Gas operating margin                7,925     8,668      38,893    37,680
  Other deductions and interest
    expenses                        112,819   114,190     319,483   311,750
  CIPS preferred stock dividends        889       853       2,568     2,788
                                    _______   _______     _______   _______
       Total earnings for
         common stock                33,013    38,172      63,864    65,555
                                    _______   _______     _______   _______


NON-UTILITY
  Investment revenues                 2,213     3,492       6,151     7,031
  Other deduction and expenses          970     1,542       2,455     3,133
                                    _______   _______     _______   _______
       Total non-utility net
         income                       1,243     1,950       3,696     3,898
                                    _______   _______     _______   _______

Consolidated net income            $ 34,256  $ 40,122    $ 67,560  $ 69,453
                                    =======   =======     =======   =======

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants, CIPSCO Incorporated and Central Illinois Public Service Company, have duly caused this amendment to be signed on each registrant's behalf by the undersigned hereunto duly authorized.




                                  CIPSCO Incorporated
                                     (Registrant)




                            Central Illinois Public Service Company
                                         (Registrant)










Date:  November 15, 1994             /s/ C. D. Nelson
                                        C. D. Nelson
                               Treasurer and Assistant Secretary
                                   of each Registrant