Form 10-K
period 1994-12-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1995-03-09
CIK 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1994
                                        OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________to_________

          Commission  Registrant; State of Incorporation;   IRS Employer
          File Number    Address; and Telephone Number   Identification No.
          ___________    _____________________________   __________________

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
                              217-523-3600

Securitites registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
     Title of Class                                on Which Registered
     ______________                                _____________________

CIPSCO INCORPORATED
     Common Stock, without par value               New York Stock Exchange
                                                   Chicago Stock Exchange

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
     None


Securities registered pursuant to Section 12(g) of the Act:

CIPSCO INCORPORATED
     None


CENTRAL ILLINOIS PUBLIC SERVICE COMPANY,
     Cumulative Preferred Stock, par value $100 per share

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value at February 1, 1995 of the voting stock held by non-affiliates of CIPSCO Incorporated (CIPSCO) - $986,499,200 - Common Stock, without par value. Number of shares outstanding of each of CIPSCO's classes of common stock at February 1, 1995: 34,069,542 shares of Common Stock, without par value.

     Aggregate market value at February 1, 1995 of the voting stock held by non-affiliates of Central Illinois Public Service Company (CIPS) - $17,021,800
- - Cumulative Preferred Stock (par value $100 per share) [Note: Excludes value of 400,000 shares of Cumulative Preferred Stock for which CIPS has been unable to determine market value.] Number of shares outstanding of each of CIPS' classes of common stock at February 1, 1995: 25,452,373 shares of Common
Stock, without par value (all owned by CIPSCO).

                       Documents Incorporated By Reference:

     A portion of CIPSCO's Proxy Statement relating to its 1995 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

     A portion of CIPS's Proxy Statement relating to its 1995 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

=============================================================================

                               CIPSCO INCORPORATED
                                       AND
                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                           1994 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                      PART I
                                                                      PAGE

Item 1.   Business
             CIPSCO Incorporated and its Subsidiaries. . . . . . .       5
             Non-Utility Subsidiary - CIPSCO Investment Company. .       5
             Utility Subsidiary - Central Illinois Public
               Service Company . . . . . . . . . . . . . . . . . .       6
               General . . . . . . . . . . . . . . . . . . . . . .       6
               Revenues. . . . . . . . . . . . . . . . . . . . . .       6
               Competition -- General. . . . . . . . . . . . . . .       8
               Competition -- Electric Business. . . . . . . . . .       8
               Competition -- Gas Business . . . . . . . . . . . .       9
               Utility Industry. . . . . . . . . . . . . . . . . .      10
               Construction Program and Financing. . . . . . . . .      10
               Rate Matters. . . . . . . . . . . . . . . . . . . .      12
               Electric Operations . . . . . . . . . . . . . . . .      13
               Electric Power Sales/Participation Agreements . . .      15
               Gas Operations. . . . . . . . . . . . . . . . . . .      16
               Fuel. . . . . . . . . . . . . . . . . . . . . . . .      17
               Regulation. . . . . . . . . . . . . . . . . . . . .      18
               Environmental Matters . . . . . . . . . . . . . . .      19
               Employees . . . . . . . . . . . . . . . . . . . . .      20
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .      21
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .      22
Item 4.   Submission of Matters to a Vote of Security Holders. . .      23
          Executive Officers of the Registrants. . . . . . . . . .      23

                                     PART II

Item 5.   Market for Registrants' Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . .      26
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . .      27
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .      28
Item 8.   Financial Statements and Supplementary Data. . . . . . .      37
          CIPSCO Consolidated Financial Statements . . . . . . . .      37
          Report of Independent Public Accountants . . . . . . . .      44
          Notes to Consolidated Financial Statements . . . . . . .      45
          CIPS Financial Statements. . . . . . . . . . . . . . . .      67
          Report of Independent Public Accountants . . . . . . . .      74
          Notes to Financial Statements. . . . . . . . . . . . . .      75

Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . .      84

                                     PART III

Item 10.  Directors and Executive Officers of the Registrants. . .      84
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .      85
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . .      85
Item 13.  Certain Relationships and Related Transactions . . . . .      86

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . .      86
          Signatures . . . . . . . . . . . . . . . . . . . . . . .      92
          Exhibits . . . . . . . . . . . . . . . . . . . . . . . .      94

                                      PART I



Item 1.  Business

                     CIPSCO INCORPORATED AND ITS SUBSIDIARIES
                     ________________________________________

     GENERAL. CIPSCO Incorporated (CIPSCO) was incorporated in the State of Illinois on July 11, 1986. CIPSCO has two first-tier subsidiaries: CIPSCO Investment Company (CIC), an investment subsidiary, and Central Illinois Public Service Company (CIPS), an electric and gas public utility engaged in the sale of electricity and natural gas in portions of central and southern Illinois.

     Effective October 1, 1990, CIPSCO became the parent holding company of CIPS. CIPSCO owns 100% of the outstanding common stock of CIPS representing in excess of 96% of the voting securities of CIPS.

     CIPSCO was created as a holding company to provide the flexibility and capability to respond to increasing competition and risks in the utility business, thereby enhancing the long-term earnings potential of the organization while maintaining the strength of the utility business of CIPS as the predominant part of the holding company.

     CIPSCO's business is conducted through properties and employees of CIPS and CIPSCO reimburses CIPS for their use. Each of CIPSCO's officers is also an officer of CIPS. CIPSCO's principal executive office is located in Springfield, Illinois.

     CIPSCO is a public-utility holding company as defined in the Public Utility Holding Company Act of 1935, but is exempt, by virtue of an order issued September 18, 1990, from all the provisions of that act except provisions relating to the acquisition of securities of public utility companies. CIPSCO is not subject to regulation as a utility under the Illinois Public Utilities Act or the Federal Power Act.

     The ability of CIPSCO to pay dividends on its common stock is dependent upon distributions made to it by CIPS and on amounts earned by CIPSCO on its other investments.

                NON-UTILITY SUBSIDIARY - CIPSCO INVESTMENT COMPANY
                __________________________________________________

     GENERAL. CIPSCO Investment Company (CIC), an Illinois corporation and the non-utility subsidiary of CIPSCO, was incorporated on October 2, 1990. CIC was formed for the purpose of managing non-utility investments and providing investment management services to CIPSCO and its affiliates. CIC's investment portfolio includes money-market investments, common stocks, mutual funds, hedged preferred stocks, hedged common stocks, and equity interests in lease transactions and energy related projects. Investments are held in the four subsidiaries of CIC: CIPSCO Securities Company, CIPSCO Leasing Company, CIPSCO Energy Company and CIPSCO Venture Company. CIPSCO Securities Company invests in marketable securities, CIPSCO Leasing Company makes long-term investments in leveraged lease transactions, CIPSCO Energy Company makes investments in energy-related projects and CIPSCO Venture Company makes investments within the CIPS utility service territory.

           UTILITY SUBSIDIARY - CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
           ____________________________________________________________

     GENERAL. Central Illinois Public Service Company (CIPS), an Illinois corporation, was organized in 1902. CIPS is a public utility operating company engaged in the sale of electricity and natural gas in portions of central and southern Illinois. CIPS generates, transmits and distributes electricity and, through interchange agreements with other utility systems, purchases and sells power on a firm basis, in emergency situations or when economical to do so. CIPS sells and distributes natural gas which it purchases from natural gas producers and other suppliers and transports natural gas purchased by end-users directly from suppliers. The principal executive offices of CIPS are located in Springfield, Illinois.

     CIPS furnishes electric service to about 317,000 retail customers in 557 incorporated and unincorporated communities and adjacent suburban and rural areas. See Business - Electric Operations and - Electric Power
Sales/Participation Agreements regarding certain electric power arrangements with other utility systems.

     CIPS also furnishes natural gas service to about 166,000 retail customers in 267 incorporated and unincorporated communities and adjacent suburban and rural areas and provides gas transportation service to about 320 end-users. CIPS furnishes both electric and natural gas service in 236 of the communities served by it.

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

     REVENUES. The total operating revenues of CIPS for the year 1994 were $835,882,000 of which about 83% was derived from the sale of electricity and about 17% from the sale of natural gas. The retail electric revenues were derived approximately as follows (percentage of total electric operating revenue): 31% from residential customers, 26% from commercial customers, 17% from industrial customers and 2% from public authorities and other. The electric revenues from sales for resale were derived approximately as follows (percentage of total electric operating revenue): 11% from power supply agreements, 10% from interchange sales (economy/emergency) and 3% from cooperatives and municipal customers. Sales of power to the petroleum, related petrochemical industries and to the coal mining industry contributed about 6% of total electric revenues. Sales to these three industries accounted for approximately 37% of the 1994 electric revenue derived from the industrial customer group. Revenues from the coal mining industry may decline in the future as a result of declining consumption of Illinois coal, as many industrial coal customers shift to lower sulfur coal or other fuels as a means of complying with the Clean Air Act Amendments of 1990. The natural gas revenues for the year 1994 were derived approximately as follows: 63% from residential customers, 22% from commercial customers, 9% from industrial customers and 6% from transportation service customers and miscellaneous.

     The sources of the operating revenues of CIPS for the years indicated were as follows:

          Electric                                 1994      1993      1992
          ________                               ________  ________  ________
                                                         (in thousands)

Residential . . . . . . . . . . . . . . . .      $213,377  $219,510  $197,120
Commercial. . . . . . . . . . . . . . . . .       178,723   176,154   169,460
Industrial. . . . . . . . . . . . . . . . .       118,917   112,382   109,648
Public authorities and other. . . . . . . .        13,799    15,144    12,970
                                                 ________  ________  ________
    Total retail revenues . . . . . . . . .       524,816   523,190   489,198
                                                 ________  ________  ________
Power supply agreements . . . . . . . . . .        78,613    69,668    59,768
Interchange sales (economy/emergency) . . .        71,779    74,644    27,094
Cooperatives and municipals . . . . . . . .        22,250    21,347    19,582
                                                 ________  ________  ________
   Total sales for resale . . . . . . . . .       172,642   165,659   106,444
                                                 ________  ________  ________
   Total electric revenues. . . . . . . . .      $697,458  $688,849  $595,642
                                                 ========  ========  ========

         Natural Gas                               1994      1993      1992
         ___________                             ________  ________  ________
                                                         (in thousands)

Residential . . . . . . . . . . . . . . . .      $ 86,919  $ 92,213  $ 86,968
Commercial. . . . . . . . . . . . . . . . .        30,577    32,023    31,036
Industrial. . . . . . . . . . . . . . . . .        12,897    12,139     6,445
Transportation service. . . . . . . . . . .         7,586     8,915     9,269
Miscellaneous . . . . . . . . . . . . . . .           445       417        42
                                                 --------  --------  --------
  Total gas revenues. . . . . . . . . . . .      $138,424  $145,707  $133,760
                                                 ========  ========  ========

     The portions of operating income of CIPS, before income taxes, attributable to electric operations were approximately $147,070,000 (93%) in 1994, $154,779,000 (95%) in 1993 and $123,228,000 (92%) in 1992. The portions of operating income, before income taxes, attributable to gas operations were approximately $11,528,000 (7%) in 1994, $7,621,000 (5%) in 1993 and
$10,916,000 (8%) in 1992.

     Identifiable assets relating to electric and gas operations were as follows:

                                              1994        1993        1992
                                           __________  __________  __________
                                                     (in thousands)

Electric operations . . . . . . . . . .    $1,469,601  $1,459,073  $1,443,578
Gas operations. . . . . . . . . . . . .       176,788     177,857     188,321
Other . . . . . . . . . . . . . . . . .        32,261      31,532      13,160
                                           ----------  ----------  ----------
  Total assets. . . . . . . . . . . . .    $1,678,650  $1,668,462  $1,645,059
                                           ==========  ==========  ==========

COMPETITION -- GENERAL. In order to assess the various opportunities in the electric and natural gas energy marketplace and to implement strategies which take advantage of those opportunities, effective January 1, 1995, CIPS established a new marketing function. The efforts of this new function will be directed at product and service development programs and activities.

In early 1994 CIPS undertook a "business process re-engineering" program for the purpose of consolidating and streamlining its electric and natural gas utility business segments, in both its corporate headquarters and in its field operations. The changes resulting from the program are designed to enable CIPS to better serve its customers while controlling and reducing overall operating costs.

Early in 1995, CIPS instituted a voluntary separation plan. Under the plan, eligible employees could leave CIPS and receive a package of benefits. The final date for eligible employees to accept the offer under the separation plan was February 25, 1995. The one-time cost of the plan is expected to be approximately $5 million (pre-tax), but is expected to be partially offset in 1995 and create additional savings in future years by reducing total annual operating expenses.

COMPETITION -- ELECTRIC BUSINESS. Competition among suppliers of electric energy is increasing. In particular, competition for interchange sales, which is based primarily on price and availability of energy, has become much more intense in recent years.

     CIPS is responding to overall increased competition in a number of ways designed to lower its costs and increase sales. Since instituting an economic development incentive rate in 1985, the CIPS economic development program has been expanded to include new customer and community development initiatives. The Key Account Program is an ongoing program in which senior management plays a critical role in communicating CIPS' competitive advantages to its largest industrial customers. Additional services to customers have included energy technology assistance and market development programs. CIPS works in partnership with communities throughout the service area to implement projects to respond to growth opportunities. This, in combination with the ongoing business development initiatives including industrial site location assistance, community profiles and technical development services, is designed to maximize economic development throughout the CIPS territory. In addition to a general program of controlling costs, in 1987 CIPS initiated a major program of renegotiating long-term coal supply contracts. Savings from these renegotiation efforts continued during 1994. Further renegotiation is expected in 1995. This program has helped and will continue to help CIPS control its fuel costs.

     CIPS faces competition from non-utility generators of power. The National Energy Policy Act of 1992 ("NEPA"), among other things, creates exempt wholesale generators who are largely exempt from traditional utility regulation. Under NEPA these producers may gain access to utility transmission lines. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.) These and other developments will enhance competition over time and will give customers and CIPS opportunities to take advantage of competitive markets. In addition to non-utility generators, large retail customers may decide to install cogeneration or other facilities and supply their own electricity which will increase pressures on CIPS to be a low cost provider. It is possible that retail wheeling legislation could be introduced at any time in Illinois. The Illinois
Commerce Commission (the "Illinois commission") has established a task force to gather information on these issues and help formulate an approach for Illinois.

     During 1994, CIPS had generating capacity sales agreements with other utility systems which represented approximately 530 megawatts or 19% of CIPS' total generating capacity. Under one such agreement a utility system reduced its participation by 115 megawatts as a result of a scheduled contract reduction, which represents about 4% of total generating capacity, effective January 1, 1995. Earlier this year CIPS reached an agreement with Union Electric Company for the sale of 150 megawatts of capacity and energy beginning June 1998 through May 2005. Over the next several years CIPS will have about 300 megawatts of capacity available to market. At the present time CIPS has offers pending to other electric systems for medium- and long-term contracts that would total 1,220 megawatts of capacity per year, subject to availability. (See Business - Utility Subsidiary - Central Illinois Public Service Company - Electric Power Sales/Participation Agreements.)

COMPETITION -- GAS BUSINESS. Competition in the natural gas industry is increasing. For a number of years, CIPS customers have had the ability to purchase natural gas from producers or other suppliers and transport that gas through the interstate pipelines and the CIPS system. CIPS collects a rate for transportation through its system. Recent policies of the Federal Energy Regulatory Commission ("FERC") such as Order 636 (see Gas Operations below) have increased the competitive nature of the gas business. In certain cases customers have the ability to receive their gas supply directly from pipelines and bypass the CIPS system. CIPS has negotiated or is currently negotiating with a number of its larger industrial gas customers regarding flexible rates to address the more competitive environment in which CIPS is operating. While CIPS has had to provide lower rates to retain some customers, CIPS has used this same flexibility to obtain some new loads.

     UTILITY INDUSTRY. CIPS is experiencing some of the problems common to electric and gas utility companies, namely, increased competition for customers, increased construction costs, delays and uncertainties in the regulatory process and costs of compliance with environmental and other laws and regulations.

     CONSTRUCTION PROGRAM AND FINANCING. Total construction expenditures for CIPS for 1995 through 1999 are estimated at $449 million. For 1995, anticipated construction expenditures are $98 million for replacements and improvements and consist of about $27 million for electric production facilities, $13 million for electric transmission facilities, $47 million for electric distribution and general facilities, and $11 million for gas utility facilities. Included in the 5-year construction forecast is an estimate of $40 million for environmental compliance, including compliance with regulations under the Clean Air Act Amendments of 1990. CIPS is evaluating alternatives for reducing fuel costs and other expenses while maintaining environmental compliance. Maintaining the current compliance strategy, or adoption of certain alternatives in fuel and/or environmental strategies, could result in substantial increases in capital expenditures in the 1995-1999 period from the amounts shown above. Additional external financing could be required. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Central Illinois Public Service Company - Capital and Financing Requirements and CIPS Results of Operations (1992-1994) - Fuel Strategies and - Clean Air Act.)

     CIPS continuously reviews its construction program, which may be affected by numerous factors, including the rate of load growth, escalation of construction costs, fuel shortages, changes in governmental and environmental regulations, customers' patterns of consumption and conservation of energy, the adequacy of rate relief and the ability of CIPS to raise necessary capital. Load growth projections are subject to a number of uncertainties due to various influences on customer consumption, economic conditions and the effect of rates on consumption and peak load demand.

     CIPS has no electric generating units under construction. On May 11, 1993, the Illinois commission approved CIPS' most recent "least cost resource" plan which includes the 20-year generating unit plan of the utility. As demonstrated by the plan, CIPS will not require additional generating capacity or demand-side resources during the 1993-2013 planning period. Pursuant to the plan, CIPS will engage in several demand-side management activities intended to enhance its capability to deliver demand-side management resources in the future. CIPS is in the process of developing its next "least cost resource" plan to be filed with the Illinois commission by July 1, 1995. CIPS does not anticipate any significant changes in its least cost resource plan.

     For a discussion of the funds requirements for the period 1995-1999 and the assumptions as to the sources of funds to meet those requirements, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Central Illinois Public Service Company - Capital and Financing Requirements.

     Under an effective shelf registration statement on file with the Securities and Exchange Commission CIPS may issue an aggregate of up to $50 million of first mortgage bonds, medium-term notes and/or preferred stock. Current authority for such securities issuances granted by the Illinois commission extends through December 31, 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Central Illinois Public Service Company - Capital and Financing Requirements.

     The issuance by CIPS of first mortgage bonds, medium-term notes and/or other secured debt securities, common stock, preferred stock and certain unsecured debt securities is subject to the receipt of necessary regulatory approvals. (See Business - Utility Subsidiary - Central Illinois Public Service Company - Regulation.)

     The Mortgage Indenture of CIPS, as presently operative, permits the issuance of additional first mortgage bonds up to 60% of available net expenditures for bondable property, provided the "net earnings" of CIPS (determined after deducting income taxes and otherwise as provided in the Mortgage Indenture) for a recent 12-month period equal at least twice the annual interest requirements on all first mortgage bonds outstanding (and on all equally secured and prior lien indebtedness) and on the bonds then to be issued. At December 31, 1994, the more restrictive of these requirements was the "net earnings" test. The "net earnings" of CIPS for the year ended December 31, 1994, so computed, were equal to 5.73 times the interest for one year on the aggregate amount of bonds outstanding under the Mortgage Indenture at December 31, 1994. Based on the "net earnings" of CIPS (so computed) for the year ended December 31, 1994, and the bonds outstanding under the Mortgage Indenture at December 31, 1994, CIPS could have issued about $450 million of additional first mortgage bonds under the foregoing interest coverage provision (assuming an annual interest rate of 8.3% on such bonds).

     The Articles of Incorporation of CIPS provide, in effect, that so long as any CIPS preferred stock is outstanding, CIPS shall not, without the requisite vote of the holders of preferred stock, unless the retirement of such stock is provided for, (a) issue any preferred or equal ranking stock (except to retire or in exchange for an equal amount thereof) unless the "gross income available for interest" of CIPS for a recent 12-month period is at least one and one-half (1-1/2) times the sum of (i) one year's interest on all funded debt and notes maturing more than 12 months after the date of issuance of such shares and (ii) one year's dividend requirement on all preferred stock to be outstanding after such issue, or (b) issue or assume any unsecured debt securities maturing less than two years from the date of issuance or assumption (except for certain refunding or retirement purposes) if immediately after such issuance or assumption the total amount of all such unsecured debt securities would exceed 20% of the sum of all secured debt securities and the capital and surplus of CIPS. For the year ended December 31, 1994, the "gross income available for interest" of CIPS equalled 3.17 times the sum of the annual interest charges and dividend requirements on all such funded debt, notes and preferred stock outstanding at December 31, 1994. Such "gross income available for interest" was sufficient under the test to support the issuance of additional preferred stock (assuming an annual dividend rate on such preferred stock of 8.25%) in an amount in excess of the maximum amount ($185 million) of authorized and unissued preferred stock under the Articles.

     RATE MATTERS. The most recent CIPS retail rate case before the Illinois commission resulted in electric and natural gas rate increases which became effective March 20, 1992. In its decision, the Illinois commission allowed a return on net original cost rate base of 9.77% (electric) and 9.88% (natural gas) and a return on common equity of 12.28% (electric) and 12.50% (natural gas).

     On March 6, 1991, the Illinois commission commenced a generic proceeding (Docket No. 91-0081 for CIPS) to consider whether costs related to the cleanup and restoration of former manufactured gas plant sites (environmental remediation sites) should be recoverable from ratepayers by Illinois utilities (including CIPS) and, if recoverable, what recovery mechanism should be utilized. See Note 2 of Notes to Consolidated Financial Statements included under Item 8 of this report for a discussion of the regulatory and legal proceedings related to the recovery of remediation and related costs. On March 26, 1993, the Illinois commission entered an order accepting the proposed riders filed by CIPS designed to recover environmental cleanup costs and associated legal expenses relating to its environmental remediation sites (including costs previously incurred and deferred). The riders were filed in response to the Illinois commission's generic order described in Note 2 of Notes to Consolidated Financial Statements. CIPS began recovering amounts under the riders in April, 1993. A total of $2.9 million was collected from customers through December 31, 1994 under the electric environmental adjustment clause rider and the gas environmental adjustment clause rider. In April 1994 the Illinois commission initiated reconciliation proceedings to determine whether the costs incurred by CIPS for environmental remediation activities were prudently incurred costs and whether revenues collected under the riders can be reconciled with the level of prudent costs incurred for environmental remediation activities. CIPS has filed testimony and provided data to the Illinois commission regarding the reconciliation proceeding. A status hearing is scheduled for May 1995. The Illinois commission can order refunds to customers if it determines that costs incurred for environmental remediation activities were not prudently incurred or revenues collected under the riders were in excess of costs properly recoverable under the riders.

     The Illinois commission conducts annual proceedings to determine whether the electric fuel and purchased gas charges collected by CIPS in each year pursuant to the applicable fuel adjustment and purchased gas adjustment clauses reflect the actual costs of electric fuel and natural gas prudently purchased in that year and to reconcile revenues collected under the clauses during the year with actual costs incurred. The Illinois commission can order refunds to customers if it determines that actual costs of fuel or purchased gas were less than the amounts charged to customers pursuant to the clauses or if it finds that CIPS was imprudent in its purchases of fuel or gas. The Illinois commission has completed its review of fuel adjustment and purchased gas adjustment charges for all years prior to 1993. No significant refunds or adjustments were required for those years. Fuel reconciliation proceedings for the year 1993 commenced in July 1994. (See Business - Utility Subsidiary
- - Central Illinois Public Service Company - Fuel.)

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

     In January 1985, CIPS received approval from the Illinois commission for an economic development rate which is designed to encourage industrial expansion and stimulate job creation in the service territory of CIPS. Under the economic development rate, each qualifying electric customer receives incentive rates for a maximum period of five years. In June 1986, CIPS received further approval which grants flexibility to negotiate agreements to fit the specific needs of certain industrial prospects. Effective June 13, 1994 the Illinois commission granted CIPS approval to offer qualifying customers the economic development rate through January 1, 2000. The scope of the rate was broadened to include those cutomers who receive service under the commercial time of use rate classification. In addition, the minimum of incremental load necessary to qualify for the special contract rate was lowered to 500 KW from 2,000 KW. Since the rate was instituted in 1985, about 150 new or existing business expansions have led to the creation of over 10,000 new jobs in the CIPS service territory.

     ELECTRIC OPERATIONS. Since late 1977 CIPS has been a net off-system seller of electricity and during 1994 it generated 123% of its system requirements.

     The maximum gross system load to date on the CIPS electrical system, on a one-hour integrated basis, occurred on July 5, 1994, and was 2,194,000 kilowatts. Gross system load includes sales to electric cooperative and municipal customers (but excludes emergency and interchange sales). The 1994 maximum gross system load of 2,194,000 kilowatts was 1.7% greater than the historical maximum gross system load of 2,157,000 which occurred in 1993.

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

     CIPS is a member of the Mid-America Interconnected Network reliability council made up of utilities, public power generators, power marketers and others, which has as its purpose the promotion of maximum coordination of planning, construction and utilization of generation and transmission facilities on a regional basis in order to assure the reliability of electric bulk power supply in the area served.

     One municipal agency, two municipal electric systems, one cooperative agency and one cooperative are engaged in the generation of electricity within, or in close proximity to, portions of the territory served by CIPS.

     Electric and magnetic fields (sometimes referred to as EMF) surround electric wires or conductors of electricity, such as electrical tools, household wiring and appliances and electric transmission and distribution lines, such as those owned by CIPS. A number of statistical and laboratory studies have investigated whether EMF pose human health risks. The United States Environmental Protection Agency (USEPA) stated in its December 1992 brochure "Questions and Answers about Electric and Magnetic Fields" that "Some epidemiological evidence is suggestive of an association between surrogate measurements of magnetic field exposure and certain cancer outcomes. Though the body of evidence cannot be dismissed, it is not complete enough at this time to draw meaningful conclusions." The nation's electric utilities, including CIPS, have participated in the sponsorship of millions of dollars of

EMF research. CIPS has also agreed to participate in the National EMF Research and Public Information Dissemination Program, a 5-year $65 million effort headed by the United States Department of Energy aimed at furthering EMF research. Through its participation with Electric Power Research Institute, CIPS will continue its investigation and research with regard to the possible health effects posed by exposure to EMF.

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

                                                    Peak           Contract
                                                   Demand         Expiration
Contract                                         (Megawatts)         Date
________                                         ___________      __________

Norris Electric Cooperative. . . . . . . . .        49 MW            2007
City of Newton . . . . . . . . . . . . . . .         5 MW            1999
Village of Greenup . . . . . . . . . . . . .         2 MW            1999
Mt. Carmel Public Utility Co.  . . . . . . .        40 MW            2001

     In 1990, CIPS entered into an agreement with Central Illinois Light Company ("CILCO") to sell to CILCO, beginning January 1, 1991, limited term power through May, 1998. The agreement calls for a minimum contract delivery rate of 70 megawatts in 1995 rising to 90 megawatts by the end of the contract period. At CILCO's request, and provided the capacity is available, purchases can be increased to 100 megawatts at any time during the contract period with prior written notice. In November 1992, CIPS entered into an agreement with CILCO to sell to CILCO limited term power for the period of June, 1998 through May, 2002. The agreement calls for a minimum contract delivery rate of 100 megawatts for the entire period. At CILCO`s request, and provided the capacity is available, purchases can be increased to 150 megawatts with prior written notice.

     In addition, CIPS sells electric power to three power pooling agencies through negotiated capacity participation agreements identified in the following table. These agencies include Soyland Power Cooperative (Soyland), Illinois Municipal Electric Agency (IMEA) and Wabash Valley Power Association
(WVPA).
                                    Maximum
                                   Capability                Contract
                                   Entitlement              Expiration
Contract                           (Megawatts)                 Date
________                           ___________              __________

Soyland . . . . . . . . .            102 MW                    1999
IMEA. . . . . . . . . . .            122 MW                    2014
WVPA. . . . . . . . . . .             65 MW                    2011

     GAS OPERATIONS. CIPS distributes and sells natural gas to 267 incorporated and unincorporated communities located in 41 counties of central and southern Illinois. The CIPS service territory is predominantly made up of small towns and rural areas. Of the communities served, only 5 have populations greater than 15,000. CIPS operates 4,551 miles of transmission and distribution mains, and its customer density is approximately 36 customers per mile of main.

     Six interstate pipelines pass through various portions of the CIPS service area: Panhandle Eastern Pipe Line Company, Texas Eastern Transmission Corporation, Natural Gas Pipeline Company, Texas Gas Transmission Company, Midwestern Gas Transmission Company and Trunkline Gas Company. CIPS has multiple interconnections with each of these pipelines, with the total of all such interconnections being 46. Most of the CIPS system is integrated by virtue of CIPS owned pipelines, or by transportation agreements with interstate pipelines.

     CIPS owns and operates four underground storage fields which provide a total peak day capacity of 41,500 thousand cubic feet per day (mcf/day). CIPS also operates one propane-air peak shaving facility which has a peak day capacity rating of 10,000 mcf/day.

     The peak day firm demand recorded by CIPS in 1994 was 306,859 mcf which was reached on January 15, 1994. This demand level is 3.8% less than the all-time peak demand of 319,033 mcf which occurred on December 24, 1983. During 1994, the CIPS throughput (total of sales and transportation) was 35.6 billion cubic feet (bcf) compared to 36.5 bcf experienced in 1972, the year of highest historical throughput. In 1994, CIPS transported 12.0 bcf of customer-owned gas which represented 34% of the total system throughput. Volumes of customer-owned gas transported in 1993 and 1992 were 10.8 bcf and 11.8 bcf, respectively. The average cost per mcf of natural gas purchased from all suppliers was about $3.41 in 1994, $3.66 in 1993 and $3.66 in 1992.

     The rate schedules of CIPS applicable to all of its gas sales include a uniform purchased gas adjustment clause, which permits CIPS to adjust its rates to its customers to reflect substantially all changes in the cost of purchased gas. (See Note 1 of Notes to Consolidated Financial Statements included under Item 8 of this report. See Business - Utility Subsidiary - Central Illinois Public Service Company - Rate Matters.)

     In 1992, the FERC issued orders (together called Order 636) which address pipeline service restructuring. Order 636 required interstate pipelines to "unbundle" their sales service, and offer separately the components of that service (i.e., gas supply, transportation and storage). Order 636 essentially precludes interstate pipelines from selling natural gas. However, many pipelines have established separate unregulated marketing affiliates which function as gas merchants in competition with producers and other sellers of gas. The Illinois commission order permitting CIPS to collect transition costs from customers was upheld on appeal.

     Each of the six pipelines providing service to CIPS have made restructured services filings at FERC to comply with Order 636. The last such filing was effective December 1, 1993.

     See Note 2 of Notes to Consolidated Financial Statements included under
Item 8 of this report for a discussion of various matters related to Order 636 transition costs.

     Full implementation of Order 636 has resulted in several changes in CIPS' gas supply portfolio. Pipeline sales service contracts have been replaced by direct purchase gas supply contracts coupled with gas transportation contracts with various pipelines and storage contracts with pipelines or other independent storage service providers. In some cases CIPS has also contracted for so-called "no-notice" services with interstate pipelines. Under such contracts, the pipeline company combines and manages a number of independent transportation and storage contracts in order to provide flexibility in the amount of gas actually delivered to CIPS on any day. Such flexibility, which was formerly provided by the pipeline sales service, is needed for CIPS to economically meet the highly weather sensitive needs of its firm service customers.

     In addition to its diversified portfolio of gas supply, transportation, leased storage and no-notice service contracts, CIPS owned storage and propane-air facilities provide additional reliability and flexibility to meet peak day and peak season requirements. In recent years CIPS has made investments to construct additional pipeline interconnections, increase CIPS owned storage capacity, improve reliability of existing storage facilities, modernize propane-air facilities and improve data acquisition capabilities.
At the same time CIPS has reorganized and enhanced its gas supply planning and procurement functions.

     FUEL. Over 99% of the net kilowatthour generation of CIPS in 1994 was provided by coal-fired generating units and the remainder by an oil-fired unit.

     The average costs of fuel consumed by CIPS, per ton and per million Btu, for the periods shown were as follows:

                                        1994      1993      1992
                                        -----     -----     -----
Per ton ($) . . . . . . . . . . . .     35.44     36.62     36.46
Per million Btu ($) . . . . . . . .      1.65      1.67      1.67

     In 1994, approximately 19.6% of the coal purchased for electric generation was purchased on a spot basis at average delivered costs of $30.20 per ton and $1.36 per million Btu.

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

     CIPS also has contractual arrangements with certain other utility system customers which contain a fuel adjustment clause or provide for a sharing of fuel costs which permit CIPS to adjust its rates to such customers to reflect substantially all changes in the cost of fuel (including all transportation costs) used to supply those customers.

     The amount of coal supplies on hand at the generating stations of CIPS varies from time to time. CIPS generally attempts to maintain a 65-day supply. Approximately 80% of the annual coal requirements of the generating facilities of CIPS are being met by long-term coal contracts expiring at various dates from 1995 to 2010. As contracts approach their expiration, or when appropriate, CIPS evaluates alternative supply arrangements based on then current and expected market conditions for coal. CIPS believes there are adequate reserves reasonably available to supply its existing generating units with the quantity and quality of coal required for the foreseeable future.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations - Central Illinois Public Service Company - Capital and Financial Requirements and - CIPS Results of Operations (1992-1994) - Fuel Strategies and - Clean Air Act.

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

     CIPS is presently exempt from all the provisions of the Public Utility Holding Company Act of 1935, except provisions thereof relating to the acquisition of securities of other public utility companies, until further action by the Securities and Exchange Commission, by virtue of an annual exemption statement filed by CIPS with the Commission pursuant to Rule 2 under the Act.

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

     Current compliance strategy regarding the sulfur dioxide emission requirements of Phase I (effective in 1995) and Phase II (effective in 2000) of the Clean Air Act Amendments of 1990 is expected to be accomplished through switching to lower sulfur coal for several generating units. In addition, CIPS is evaluating various alternatives to determine whether renovations to the existing scrubber at Newton Unit 1 are required to allow existing or additional levels of scrubbing or if the compliance strategy should be changed to place more reliance on fuel switching. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - CIPS Results of Operations (1992-1994) - Fuel Strategies and - Clean Air Act.) In January 1991, CIPS entered into a long-term contract for the purchase of lower sulfur Illinois coal at its Coffeen Power Station to meet the requirements under the Clean Air Act Amendments. This new contract replaced an existing contract and, in addition to providing the source of coal for clean air compliance, resulted in lower fuel costs. The new contract provides for certain charges in the event of termination of the contract as described in Note 2 of Notes to Consolidated Financial Statements included under Item 8 of this report. Under the Clean Air Act Amendments each utility must have, beginning in 1995, sufficient emission allowances, which are granted by the USEPA, to cover the amount of sulfur dioxide to be emitted each year from its generating stations. Any emission allowances in excess of a utility's needs for a year can be retained by it for future use or sold. Based upon CIPS' current compliance program, CIPS expects to have available allowances (after consideration of allowances sold) in excess of its requirements.

     Water pollution control regulations promulgated by the Board impose restrictions on effluent discharges, set water quality standards and require CIPS to obtain construction permits for certain facilities and National Pollutant Discharge Elimination System ("NPDES") permits for discharges into public waters. CIPS has secured all necessary NPDES permits for all of its generating units and is in substantial compliance with the currently effective provisions contained therein. In 1994, CIPS appealed to the Illinois Pollution Control Board the permit conditions then imposed in renewed permits for the Coffeen and Newton power stations, which were scheduled to take effect in 1997, on the basis that it would not be feasible to comply with certain conditions of the permits. In January 1995, the subject permits were reissued with revised conditions and the appeal was withdrawn. CIPS expects to be able to comply with the revised permit conditions.

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

     See the subcaption "Environmental Remediation Costs" under Note 2 of the Notes to Consolidated Financial Statements, included under Item 8 of this report, for information relating to costs incurred and to be incurred in connection with the remediation of certain sites where gas had been manufactured from coal and which contain potentially harmful materials.

     EMPLOYEES. The business of CIPSCO is conducted through the use of employees of CIPS and CIPSCO reimburses CIPS for the cost of using those employees.

     The composition of the work force of CIPS at the payroll period nearest year-end 1994 and 1993 was as follows:

                                             Number of Employees
                                             -------------------
Employee Group                               1994           1993
- --------------                               -----          -----

Salaried. . . . . . . . . . . . . . . . .    1,201          1,218
IBEW - 702. . . . . . . . . . . . . . . .      915            922
IUOE - 148. . . . . . . . . . . . . . . .      476            479
                                             -----          -----

Total . . . . . . . . . . . . . . . . . .    2,592          2,619
                                             =====          =====

     Contracts with IBEW - 702 and IUOE - 148 extend through June 30, 1995. See Management's Discussion and Analysis of Financial Condition and Results of Operations - CIPS Results of Operations (1992-1994) -- Labor Disputes for a discussion of matters involving those employees represented by labor unions.

Item 2.   Properties.


     Currently, CIPSCO principally conducts its business through the use of the properties of CIPS. CIC leases office space pursuant to a lease expiring August 31, 1995. CIPSCO has no other material properties.

     The electric generating facilities of CIPS consist of the following:

                                                               Estimated
                                                              1995 Summer
                                                  Year        Capability
Station and Unit                        Fuel    Installed        (KW)
- ----------------                        ----    ---------     -----------

Newton
  Unit 1 . . . . . . . . . . . . . .    Coal      1977           555,000
  Unit 2 . . . . . . . . . . . . . .    Coal      1982           555,000
Coffeen
  Unit 1 . . . . . . . . . . . . . .    Coal      1965           325,000
  Unit 2 . . . . . . . . . . . . . .    Coal      1972           550,000
Grand Tower
  Unit 3 . . . . . . . . . . . . . .    Coal      1951            82,000
  Unit 4 . . . . . . . . . . . . . .    Coal      1958           104,000
Hutsonville
  Unit 3 . . . . . . . . . . . . . .    Coal      1953            76,000
  Unit 4 . . . . . . . . . . . . . .    Coal      1954            77,000
  Diesel Unit. . . . . . . . . . . .    Oil       1968             3,000
Meredosia
  Unit 1 . . . . . . . . . . . . . .    Coal      1948            62,000
  Unit 2 . . . . . . . . . . . . . .    Coal      1949            62,000
  Unit 3 . . . . . . . . . . . . . .    Coal      1960           215,000
  Unit 4 . . . . . . . . . . . . . .    Oil       1975           168,000

                                                              __________

     Total . . . . . . . . . . . . .                           2,834,000
                                                              ==========

     All of the generating stations are located in Illinois on land owned in fee by CIPS.

     At December 31, 1994, CIPS owned 13,013 pole miles of overhead electric lines and 891 miles of underground electric lines. At that date, CIPS also owned 4,551 miles of natural gas transmission and distribution mains, four underground gas storage fields and one propane-air gas plant used to supplement the available pipeline supply of natural gas during periods of abnormally high demands.

     Substantially all of the permanent fixed utility property of CIPS is subject to the lien of the Mortgage Indenture securing CIPS first mortgage bonds.

Item 3.  Legal Proceedings.

     CIPSCO is not involved in any material legal proceedings.

     With respect to CIPS, actions were brought against CIPS by Southwestern Electric Cooperative, Inc. ("Southwestern") on October 30, 1991 in the Macon County, Illinois Circuit Court and by Wayne-White Counties Electric Cooperative ("Wayne-White" and together with Southwestern, the "Distribution Cooperatives") on August 15, 1991 in the White County, Illinois Circuit Court. Soyland Power Cooperative ("Soyland"), a generating and transmission cooperative that supplies power to the Distribution Cooperatives, was also a plaintiff in the actions. In various prior cases brought before the Illinois commission and finally determined on appeal, the Distribution Cooperatives prevailed in disputes between each of them and CIPS as to which of them was entitled to serve certain electric customers under the Illinois Electric Supplier Act ("ESA") and certain service area agreements entered into pursuant to the ESA. Based on the results of the prior proceedings, these suits, in general, sought actual damages for breach of the service area agreements and punitive damages based on various grounds, such as tortious interference with contractual relationships and business expectancies and violation of the Illinois Public Utilities Act.

     A CIPS motion to dismiss the Southwestern/Soyland case was successful only as to certain counts. In the remaining counts, Southwestern sought $182,000 in alleged actual damages for breach of the service area agreement and an additional $5 million in punitive damages for both interference with a contractual relationship and a business expectancy (it was not clear whether these claims were intended as separate bases for the recovery of $5 million in punitive damages or were cumulative). In addition, Soyland sought $323,000 in alleged actual damages and $5 million in punitive damages for interference with a business expectancy. In the Wayne-White/Soyland action, Wayne-White sought unspecified alleged actual damages for breach of the service area agreement and additional unspecified punitive damages for violation of the Public Utilities Act and interference with a business expectancy. In addition, Soyland claimed $819,000 in alleged actual damages based on breach of the service area agreement and an additional $5 million in punitive damages based on interference with both a contractual relationship and a business expectancy and based on violation of the Public Utilities Act (again, it was not clear whether these claims were intended as separate bases for the recovery of $5 million in punitive damages or were cumulative). On March 11,

1993, Soyland was dismissed from the Wayne-White action on statute of limitations grounds and the claims by Wayne-White under the Illinois Public Utilities Act were dismissed. Soyland filed an appeal of its dismissal.

     In early 1995, all parties (CIPS, Soyland and the Distribution Cooperatives) to the above listed legal claims and other matters entered into a settlement agreement, subject to final approval by all parties. By the terms of the settlement agreement the parties agreed that 1) the lawsuits brought against CIPS by Soyland, Southwestern and Wayne-White would be dismissed; 2) CIPS would credit $400,000 against the monthly billings CIPS issues to Soyland for electric energy Soyland purchases from CIPS and CIPS would recognize that, in certain instances, Soyland has rights under the Service Area Agreements between CIPS and Soyland's Distribution Cooperative customers.

     In May and Hryhorysak v. Central Illinois Public Service Company and Hanson Engineers, Inc., Docket 91-L-56, the plaintiffs brought an action in the Circuit Court for the Fourth Judicial Circuit, Christian County, Illinois claiming that, as a result of exposure to carcinogens contained in coal tar at the CIPS Taylorville gas plant site, plaintiffs' children had suffered from a rare childhood cancer known as "neuroblastoma." As amended, the complaint seeks damages on behalf of four children, one of whom is deceased. A plaintiffs' motion to amend the complaint to seek punitive damages was denied in 1994. Substantial discovery has been conducted in the case which is scheduled for trial in late summer 1995. CIPS is vigorously defending the action and believes it has meritorious defenses. Management believes that insurance may be available with respect to the defense of these claims. Management believes that final disposition of this matter will not have a material adverse effect on financial position or results of operations.

     See Item 1. Business - Utility Subsidiary - Central Illinois Public Service Company - Rate Matters, - Gas Operations and - Environmental Matters with respect to certain matters involving CIPS. See also Note 2 of Notes to Consolidated Financial Statements included under Item 8 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders of either CIPSCO or CIPS during the three months ended December 31, 1994.


Executive Officers of CIPSCO (ages at December 31, 1994).

Name                 Age         Positions Held
_____                ___         ______________

C. L. Greenwalt       61         President and Chief Executive Officer of
                                 CIPSCO*
                                 President and Chief Executive Officer of CIPS and Chairman of the Board of CIC

Name                 Age         Positions Held
_____                ___         ______________

R. W. Jackson         64         Senior Vice President, Secretary and Chief
                                 Financial Officer of CIPSCO*
                                 Senior Vice President - Finance and Secretary of CIPS
                                 President and Chief Executive Officer of CIC

J. C. Fiaush          64         Controller, Chief Accounting Officer and
                                 Assistant Treasurer of CIPSCO and Controller of CIPS

C. D. Nelson          41         Treasurer, Assistant Secretary and Assistant
                                 Controller of CIPSCO and Treasurer and
                                 Assistant Secretary of CIPS

______________________
 * Messrs. Greenwalt and Jackson are directors of CIPSCO.

     The present term of office of the above executive officers extends to the first meeting of CIPSCO's Board of Directors after the next annual election of Directors, scheduled to be held on April 26, 1995. There is no family relationship between any executive officer and any other executive officer or any director.

     Each of the officers named above has been employed by CIPSCO and/or CIPS for more than the past five years in various executive capacities.


Executive Officers of CIPS (ages at December 31, 1994).

Name                 Age         Positions Held
_____                ___         ______________

C. L. Greenwalt       61         President and Chief Executive Officer*
R. W. Jackson         64         Senior Vice President Finance and Secretary*
L. A. Dodd            56         Senior Vice President Operations
J. G. Bachman         46         Vice President Marketing
W. A. Koertner        45         Vice President Corporate Services
G. W. Moorman         51         Vice President Power Supply
W. R. Morgan          58         Vice President Division Operations
W. R. Voisin          59         Vice President Public Relations
J. C. Fiaush          64         Controller (Principal Accounting Officer)*
C. D. Nelson          41         Treasurer and Assistant Secretary*

______________________
 * Messrs. Greenwalt and Jackson are directors of CIPS and are also officers and directors of CIPSCO. Mr. Fiaush and Mr. Nelson are also officers of CIPSCO.

     The present term of office of the above executive officers extends to the first meeting of the Board of Directors of CIPS after the next annual election of Directors, scheduled to be held on April 26, 1995. There is no family relationship between any executive officer and any other executive officer or any director.

     All of the officers named above have been employed by CIPS in their present positions for more than the past five years except as indicated below:

     Mr. Dodd served as Vice President Division Operations from August 1, 1989 to July 1, 1990 when he was named Senior Vice President Operations.

     Mr. Bachman served as Vice President Corporate Planning from August 1, 1989 to January 1, 1995, when he was named Vice President Marketing.

     Mr. Koertner served as Vice President Financial Services from August 1, 1989 to April 1, 1993, when he was named Vice President Corporate Services.

     Mr. Morgan served as Vice President Corporate Services from August 5, 1980 to July 1, 1990, when he became Vice President Division Operations.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

                                      CIPSCO

     CIPSCO's common stock is publicly held and traded on both the New York Stock Exchange and the Chicago Stock Exchange. The table below sets forth, for the periods indicated, the dividends per share of common stock of CIPSCO and the high and low sales prices of the CIPSCO common stock as reported in New York Stock Exchange Composite listings.

                                                    Quarter
                                                    _______

1994                                First     Second      Third     Fourth
____                                _____     ______      _____     ______

Price Range
High                               $30 5/8    $30 1/4    $28 1/2    $28 3/8
Low                                 27 7/8     25 1/4     25 1/2     26 1/4
Close                               28 1/8     25 1/2     27 1/8     27
                                    ______     ______     ______     ______
Cash dividends
declared (cents)                   $   .49    $   .50    $   .50    $   .50
                                    ======     ======     ======     ======

1993
____

Price Range
High                               $32 3/4    $33 5/8    $33 3/4    $33 3/8
Low                                 29 1/4     31 1/4     32         29 1/4
Close                               32 3/4     32         33 5/8     30 3/4
                                    ______     ______     ______     ______
Cash dividends
declared (cents)                   $   .48    $   .49    $   .49    $   .49
                                    ======     ======     ======     ======

     The approximate number of CIPSCO common shareholders of record as of December 31, 1994, was 40,221.

                                       CIPS

     All the common stock of CIPS is owned by CIPSCO and is not publicly traded. The following table sets forth the cash distributions on common stock paid to CIPSCO by CIPS, which, in some cases, were used to repurchase common shares of CIPS for the periods indicated:

                                                1994                1993
                                                ____                ____

     First Quarter  . . . . . . . . . .      $17,000,000         $16,500,000*
     Second Quarter . . . . . . . . . .      $17,200,000         $16,750,000*
     Third Quarter  . . . . . . . . . .      $17,200,000         $16,750,000
     Fourth Quarter . . . . . . . . . .      $17,200,000         $16,750,000

* Reflects the repurchase of common shares of CIPS.

                              DIVIDEND RESTRICTIONS

     CIPSCO and CIPS are subject to restrictions on the use of retained earnings for cash dividends on common stock as described in Note 6 of Notes to Consolidated Financial Statements included under Item 8 of this report. The ability of CIPSCO to pay dividends on its common stock is dependent upon distributions made to it by CIPS and on amounts earned by CIPSCO on its other investments.

Item 6.  Selected Financial Data.

                                      CIPSCO

For the Years Ended
December 31,               1994       1993       1992       1991       1990
                        __________ __________ __________ __________ __________
                                (in thousands, except per share data)

Operating Revenues      $  844,615 $  844,760 $  739,877 $  722,081 $  699,721
Operating Income           165,345    170,735    142,986    154,820    144,063
Net Income                  83,954     85,498     72,499     72,065     65,756
Earnings per common
  share                       2.46       2.51       2.13       2.11       1.92
Dividends declared
  per common share            1.99       1.95       1.91       1.87       1.83

As of December 31,

Total Assets            $1,777,357 $1,757,750 $1,725,456 $1,751,574 $1,720,059
Long-Term Debt             474,619    494,323    503,700    496,420    496,319

                                       CIPS

For the Years Ended
December 31,               1994       1993       1992       1991       1990
                        __________ __________ __________ __________ __________
                                            (in thousands)

Operating Revenues      $  835,882 $  834,556 $  729,402 $  710,205 $  685,226
Operating Income           110,678    113,651     97,372    104,039     97,135
Net Income                  81,913     84,011     72,601     75,683     71,562
Preferred Dividends          3,510      3,718      4,549      5,396      5,617
Earnings for Common
  Stock                     78,403     80,293     68,052     70,287     65,945

As of December 31,

Total Assets            $1,678,650 $1,668,462 $1,645,059 $1,691,843 $1,665,614
Long-Term Debt             474,619    494,323    503,700    496,420    496,319
Preferred Stock
  subject to mandatory
  redemption                     -          -          -     18,245     21,245



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                       ____________________________________

     CIPSCO Incorporated is a holding company incorporated under the laws of Illinois. Its principal subsidiary is Central Illinois Public Service Company
(CIPS), an electric and natural gas utility. Another subsidiary, CIPSCO Investment Company (CIC), has subsidiaries engaged in non-utility investing activities. Material changes in the consolidated financial condition and results of operations are primarily attributable to CIPS operations, except where noted.

CIPSCO Incorporated

     Fundamental strengths of the financial position of CIPSCO and its subsidiaries remained intact during 1994. CIPSCO's business activities are conducted by CIPS and CIC. A discussion of the financial condition of CIPS and CIC follows in the sections below.
     CIPSCO may become involved in additional businesses or investments directly, through a subsidiary or through the formation of one or more additional subsidiaries. The sources of capital to finance these activities will depend on the nature of the investment and market conditions.

     The total number of shares of common stock authorized under CIPSCO's articles of incorporation is 100 million. At year-end 1994, a total of 34,069,542 shares of common stock was outstanding. This was 38,164 shares, or
0.1 percent, lower than at year-end 1993 reflecting the repurchase of shares by the Company from holders of less than 100 shares through an oddlot repurchase program. No underwritten offerings of common stock are planned through 1999.
     CIPSCO is authorized to issue 4.6 million shares of preferred stock, none of which has been issued. There are no constraints in the CIPSCO articles of incorporation as to the amount of debt which may be issued. However, CIPSCO has had no debt outstanding.
     At year-end 1994, CIPSCO had no temporary investments or short-term borrowings.

CIPSCO Investment Company

     At year-end 1994 there were $98 million of non-utility investments managed by CIC and subsidiaries.
     One of those subsidiaries, CIPSCO Securities Company, invests in marketable securities. At year end it had invested approximately $44 million in hedged portfolios of preferred and common stocks and other marketable securities.
     Another subsidiary, CIPSCO Leasing Company, invests in long-term leveraged lease transactions. At year end, $34 million was invested in leased assets consisting of a commercial jet aircraft, an interest in a natural gas liquids plant, natural gas processing equipment and retail department store properties.
     A third subsidiary, CIPSCO Energy Company (CEC), seeks energy-related investment opportunities. Through 1994, it purchased existing leases, or interests in such leases, for nine combustion turbine generating units leased to five investor-owned utilities in the United States. At year-end 1994 CEC had $16 million invested.
     A fourth subsidiary, CIPSCO Venture Company (CVC), was established in 1994 primarily to invest within the CIPS service territory. CVC's initial investment consisted of $.5 million for the construction of a building which is leased to a manufacturing firm.
     In the near term, CIC will seek additional investments which yield higher returns than the types of temporary investments available to CIPS. The long-term goal of CIC's investment policy is to earn returns that exceed the allowed return in the regulated utility business.
     CIC may become involved in additional non-utility activities directly, through a subsidiary or through the formation of one or more additional subsidiaries. The sources of capital to finance these activities will depend on the nature of the investment and market conditions.
     At year-end 1994, CIC had $3.3 million of temporary investments and no short-term borrowings.

Central Illinois Public Service Company

     FINANCIAL CONDITION. The utility's financial position remained fundamentally strong during 1994.
     In recent years a strong capital structure and ample cash flows have minimized the need to access capital markets, other than for refinancings. Neither CIPSCO nor CIPS has had to raise additional capital through the sale of common stock to the general public since 1980. Common stock was issued and sold to existing shareholders by CIPS through a dividend reinvestment plan until 1984.
     The long-range financial objectives for the capital structure of the utility subsidiary are: a debt ratio of no more than 45 percent, a common equity ratio of no less than 45 percent, and a preferred equity ratio of no more than 10 percent. At December 31, 1994, capitalization consisted of 42 percent long-term debt, 51 percent common equity and 7 percent preferred stock.
     At year end, 25,452,373 shares of CIPS common stock were outstanding, all of which were held by CIPSCO Incorporated.

     CAPITAL AND FINANCING REQUIREMENTS. Construction expenditures were $97 million in 1994. Of that amount, $83 million and $14 million related to improvements and replacements to the electric and natural gas systems, respectively.
     In 1995 construction expenditures are expected to be about $98 million. Of that amount, $87 million is scheduled for electric facilities, while gas system expenditures are estimated at $11 million.
     For the five-year period 1995-1999, construction expenditures are estimated at $449 million. This is $47 million, or 9 percent, less than was spent in the preceding five years. The projected five-year amounts include about $40 million for environmental compliance including compliance with the Clean Air Act Amendments of 1990.
     In addition to construction funds, projected capital requirements for the 1995-1999 period include $123 million for scheduled debt retirements.
     Capital requirements for the 1995-1999 period are expected to be met primarily through internally generated funds. External financing to fund scheduled debt retirements may be required. If external financing were needed to fund the construction program, such financing could consist of funds from the parent, including the issuance of CIPS common stock to the parent, the issuance of short-term debt, long-term debt or preferred stock, or any combination of the four. Refinancings to lower the costs of capital may also occur, depending on market conditions.
     During the year, CIPS received extended authority from the Illinois Commerce Commission to issue up to $60 million of first mortgage bonds, medium-term notes and/or preferred stock through December 31, 1996.
     Capital and financing requirements may be affected by such factors as availability and cost of capital, load growth, changes in construction expenditures, regulatory developments, changes in environmental regulations and other governmental activities.

     CIPS is evaluating alternatives for reducing fuel costs and other expenses while maintaining environmental compliance. The current compliance strategy, or adoption of certain alternatives in fuel and/or environmental strategies, could result in substantial increases in capital expenditures in the 1995-1999 period from the amounts shown above. Additional external financing could be required. (See Fuel Strategies and Clean Air Act below.)

     FINANCING FLEXIBILITY AND LIQUIDITY. The utility's ability to finance the construction program at reasonable cost and to provide for other capital needs is dependent upon its ability to earn a fair return on capital. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit. Flexibility also is provided by the parent corporation which is capable of providing additional capital if circumstances warrant. Security issues by the utility are subject to regulatory approvals.
     The utility's mortgage indenture limits the amount of first mortgage bonds which may be issued. At December 31, 1994, CIPS could have issued about $450 million of additional first mortgage bonds under the indenture, assuming an annual interest rate of 8.3 percent.
     CIPS' articles of incorporation limit amounts of preferred stock which may be issued. Assuming a preferred dividend rate of 8.25 percent, the utility could have issued all $185 million of authorized, but unissued preferred stock remaining as of year end.
     At year-end 1994, CIPS had $2.6 million of temporary investments and $15.0 million of short-term borrowings.

                        CONSOLIDATED RESULTS OF OPERATIONS
                        ----------------------------------
                                   (1992-1994)

     EARNINGS. Net income and earnings per share declined 1.8 percent in 1994 to $84.0 million and $2.46, respectively, compared with an increase of 18 percent in 1993. The return on average common equity for 1994 was 13.1% compared with 13.7% in 1993 and 11.8% in 1992.
     The declines in net income, earnings per share, and return on average common equity in 1994 were in line with expectations, as the increases in 1993 were primarily attributable to unusually high interchange sales by CIPS to other utilities caused by hot weather, a coal miners' strike and Midwest flooding. Contributing to the declines in 1994 were higher operating expenses primarily attributable to labor settlement costs and higher maintenance costs.

     INVESTMENT REVENUES. Investment revenues are comprised of income from temporary investments, long-term marketable securities, and leveraged leases.
     Investment revenues declined $1.5 million in 1994 due principally to reduced revenue from leasing investment transactions.
     In 1993, investment revenues decreased slightly due to a decline in average temporary investment balances in 1993 compared with 1992.

                            CIPS RESULTS OF OPERATIONS
                            --------------------------
                                   (1992-1994)

     ELECTRIC OPERATIONS. Electric kilowatthour sales, including interchange sales, declined 3 percent in 1994. Cooling degree days for 1994 were 11 percent lower than in 1993 and 9 percent lower than average.
     The 1994 electric margin (revenues less revenue taxes, fuel and purchased power) was $421.6 million compared to $418.2 million in 1993 and $381.4 million in 1992. The 1994 margin was favorably impacted by sales growth to commercial and industrial customers and by higher margin ratios on interchange economy and emergency sales to other utilities. The 1993 margin was favorably impacted by hot summer weather and increased interchange sales opportunities resulting from the hot weather, a coal miner's strike and Midwest flooding. Fuel costs were $1.65 per million Btu in 1994 and $1.67 per million Btu in 1993 and 1992. Purchased power amounts fluctuated between years according to system requirements and sales opportunities.

     GAS OPERATIONS. Therm sales declined 1.3 percent in 1994 due principally to the mild weather in the fourth quarter of 1994 as compared to the same quarter in 1993. Heating degree days for 1994 were 8 percent lower than in 1993 and 4 percent lower than average.
     The 1994 gas margin (revenue less revenue taxes and gas costs) was $46.1 million compared to $48.2 million in 1993 and $44.6 million in 1992. The 1994 gas margin was negatively impacted by mild weather during 1994. Gas costs fluctuated according to system requirements in each year. The average price paid for gas from suppliers declined two and one-half cents per therm in 1994 and remained unchanged in 1993 and 1992.

     OPERATING EXPENSES. Other operation expenses declined 2 percent in 1994, due principally to a reduction in the postretirement medical costs and deferral of certain litigation expenses involved with an environmental matter. Consistent with the ratemaking treatment for environmental remediation site costs, $1.9 million expensed in 1993 was credited to expense and deferred in 1994.
     Other operation expenses increased 9 percent in 1993 compared with 1992 due principally to postretirement medical costs which CIPS began accruing in April 1992.
     Maintenance expense changes between years are due to the normal planning and scheduling of major power plant maintenance outages.
     Depreciation and amortization expense increases are primarily due to property additions.
     Taxes other than income taxes generally will change as retail revenues change; however, taxes other than income taxes increased in 1994 compared to 1993, primarily due to payroll taxes which were reduced in 1993 due to the lockout of union-represented employees.
     Interest on long-term debt decreased in both 1994 and 1993 due to retirement of debt in 1994 and refinancing of long-term debt in 1993 at lower interest rates.

     Miscellaneous, net, for 1993 decreased due to a one-time increase in miscellaneous income in 1992 resulting from a Federal Energy Regulatory Commission (FERC) order involving wholesale customers.
     Income tax expense reflects the changes in pre-tax income between years. In addition, the federal tax rate changed from 34 percent to 35 percent effective January 1, 1993.

     OTHER MATTERS. Customer usage of electricity and natural gas varies with weather conditions, general business conditions, the state of the economy and the cost of energy services. The level of sales also is impacted by conditions in the interchange market. Further, certain large gas customers can purchase gas from alternative suppliers or bypass the utility system by switching to other fuels or by connecting directly to pipelines.
     Rates for retail electric and gas service are regulated by the Illinois Commerce Commission. Non-retail electric rates are regulated by FERC.
     The utility's rates are designed to recover operating costs including depreciation on utility plant investment. Changes in the cost of fuel for electric generation and gas costs generally are reflected in billings to customers on a timely basis through fuel and purchased gas adjustment clauses. Inflation continues to be a factor affecting operations, earnings, shareholders' equity and financial performance.
     The capacity participation agreement with one of CIPS's wholesale customers calls for a 115-megawatt reduction for the customer starting in 1995. This scheduled contract reduction will reduce wholesale power supply participation revenues for CIPS by approximately $9 million ($5.5 million after tax) per year. The reduction in revenues is expected to be partially offset by increases in revenues through normal growth and other marketing initiatives.
     Taking into account the recent reduction, CIPS has about 300 megawatts of uncommitted generating capacity over the next several years. CIPS expects other sales opportunities in the retail and wholesale electric markets will be forthcoming. A new marketing group was established January 1, 1995 in order to enhance the ability of CIPS to increase its market share. Recently CIPS reached an agreement with Union Electric Company to sell 150 megawatts of capacity and energy from 1998 to 2005. The sale to UE is subject to regulatory approval.
     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under the statement, the Company's investments in debt and marketable securities are reported at fair value with unrealized gains and losses reported as a net amount in a separate component of shareholders' equity until realized. The adoption of SFAS No. 115 did not have a material effect on financial position or results of operations.
     During 1994, CIPS initiated a business process re-engineering study to review all aspects of the utility's business. Initial recommendations to make operations more efficient and cost effective have been made. The study will continue into 1995 when final recommendations and implementation of plans to streamline the utility's business processes will take place.
     CIPS plans to accomplish personnel reductions of 13 to 15 percent over the next several years through voluntary separation and attrition. Early in 1995, CIPS offered a voluntary separation program to most regular salaried employees. The voluntary separation program provides eligible employees the option of leaving the utility and receiving a package of benefits. The program is expected to cost about $5 million (pre-tax), but will be partially offset in 1995 and create additional savings in future years by reducing total annual operating expenses.

     ENVIRONMENTAL REMEDIATION COSTS. The utility has identified 13 former manufactured gas plant sites (environmental remediation sites) which contain potentially harmful materials. In 1990, one site was added to the United States Environmental Protection Agency (USEPA) Superfund list. The utility is implementing an approved long-term remedial plan for the site. Costs and associated legal expenses related to studies and remediation work have been incurred at other sites.
     Since 1987, the estimated incurred costs related to studies and remediation at these 13 sites and associated legal expenses and certain carrying charges are being accrued and deferred rather than expensed currently, pending recovery either from rates, from insurance carriers or from other parties.
     Management believes that costs incurred in connection with the sites that are not recovered from insurance carriers or other parties will be recovered through utility rates. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position or results of operations. (See Note 2 to Consolidated Financial Statements.)

     FUEL STRATEGIES. In order to reduce fuel costs and other expenses while remaining in compliance with environmental requirements, CIPS is evaluating various alternatives. These alternatives involve one or more of the following; renegotiation of existing fuel contracts; buyout, buydown, replacement or termination of fuel contracts; switching to other coal suppliers; switching to lower sulfur coal; discontinuance of, or renovation and continued operation of, the scrubber at Newton Unit 1. The study of these alternatives is not complete and management has not decided whether its fuel and environmental compliance strategies will change. Maintaining the current compliance strategy, or adoption of certain alternatives in fuel and/or environmental strategies, could have a significant effect on operation and maintenance expense, fuel expense, construction expenditures, financing needs and rate-making treatment. Capital expenditures for the various alternatives could range from $20 to $80 million over the 1995-1999 period. External financing to fund such additional capital requirements may be required. If the entire additional amount were financed with new debt capital, management anticipates the debt ratio would not exceed the stated financial objective of maintaining a debt ratio of no more than 45 percent.

     CLEAN AIR ACT. CIPS' current compliance strategy for Phases I and II of the Clean Air Act Amendments of 1990 is to switch to lower sulfur coal at some generating units along with increased scrubbing at Newton Unit 1. The currently estimated capital costs of compliance based on the current strategy are included in the five-year construction budget. As described under "Fuel Strategies" above, however, the five-year construction costs may increase if studies being undertaken by CIPS indicate that renovations to the Newton Unit

1 scrubber are required to allow existing or additional levels of scrubbing or if such studies indicate that CIPS should change its compliance strategy to place more reliance on fuel switching. (See Note 2 to Consolidated Financial Statements.)

     FERC ORDER 636. During 1992, FERC issued Order No. 636. This and successor orders have resulted in substantial restructuring of the service obligations of interstate pipeline suppliers. (See Note 2 to Consolidated Financial Statements.)

     ENERGY POLICY ACT. The National Energy Policy Act of 1992 (NEPA) contains, among other provisions, legislation designed to promote competition in the development of wholesale power generation in the electric utility industry. NEPA exempts a new class of independent power producers from traditional utility regulation. This new class of producers may build generating plants and sell electricity in wholesale markets without the same constraints as regulated utilities. NEPA also allows FERC to order wholesale "wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities. Public utilities not voluntarily providing access to their transportation system at agreed upon rates may be ordered to deliver power at rates to be established by FERC. Although the final impact of the provisions of NEPA cannot be predicted, management believes increased competition in generation and transmission may affect the traditional marketing and pricing strategies of the utility business.

     LABOR DISPUTES. The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 each filed unfair labor practice charges in 1993 with the National Labor Relations Board
(NLRB) relating to the legality of a lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued complaints against CIPS concerning its lockout of both unions. The unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position or results of operations of the Company or CIPS. (See Note 2 to Consolidated Financial Statements.)

                            GRAPHIC MATERIAL APPENDIX
[Graph]

This bar graph displays the six-year (1989-1994) comparison of the rate of return on average common equity and would relate to the Financial Condition portion of the preceeding Management's Discussion and Analysis.

Rate of Return on Average Common Equity
(in percent)

                11.0%      11.0%      11.9%      11.8%      13.7%      13.1%
Year             '89        '90        '91        '92        '93        '94

[Graph]

This bar graph displays the six-year (1989-1994) comparison of CIPSCO capitalization (total dollar amount for each year is either slightly above or slightly below $1.2 billion (rounded)) and would relate to the Financial Condition portion of the preceeding Management's Discussion and Analysis.

CIPSCO CAPITALIZATION
(in billions of dollars and percent)

Long-Term Debt      42%       42%       42%       42%       41%       39%
Preferred Stock      7         7         7         6         7         7
Common Equity       51        51        51        52        52        54
Year               '89       '90       '91       '92       '93       '94

[Graph]

This bar graph displays the six-year (1989-1994) comparison of market value to book value and would relate to the Capital and Financing Requirements portion of the preceeding Management's Discussion and Analysis.

(in dollar per common share at year end)

Market Value      22.88      21.75     27.88     30.25     30.75     27.00
Book Value        17.52      17.63     17.86     18.08     18.60     19.01
Year                '89        '90       '91       '92       '93       '94

[Graph]

This bar graph displays the six-year (1989-1994) comparison of system generating capability at the time of peak to gross system peak and would relate to the Capital and Financing Requirements portion of the preceeding Management's Discussion and Analysis.

(in megawatts)

System Generating
  Capability at
  Time of Peak       2,637     2,647    2,679    2,707    2,727    2,844
Gross System Peak    1,954     2,027    2,093    1,930    2,157    2,194
Year                   '89       '90      '91      '92      '93      '94

[Graph]

This bar graph displays the six-year (1989-1994) comparison of heating and cooling degree days matched against normal temperatures and would relate to the Electric Operations portion of the preceeding Management's Discussion and Analysis.

(Degree days based on average daily temperature of 65 degrees)

Heating Degree Days    5,632    4,681    5,013    5,030    5,702    5,222
Compared to Normal     5,441    5,441    5,441    5,441    5,441    5,441
Cooling Degree Days    1,171    1,178    1,543      884    1,213    1,078
Compared to Normal     1,182    1,182    1,182    1,182    1,182    1,182
Year                     '89      '90      '91      '92      '93      '94


Item 8.  Financial Statements and Supplementary Data.


                       CIPSCO INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                           __________________________________

                                              1994        1993        1992
                                           __________  __________  __________
                                                       (in thousands)
Operating Revenues:
  Electric                                 $  697,427  $  688,820  $  593,973
  Provision for revenue refunds                     -           -       1,646
                                            _________   _________   _________
                                              697,427     688,820     595,619
  Gas                                         138,418     145,702     133,756
  Investment                                    8,770      10,238      10,502
                                            _________   _________   _________

       Total operating revenues               844,615     844,760     739,877
                                            _________   _________   _________
Operating Expenses:
  Fuel for electric generation                196,324     186,938     172,544
  Purchased power                              55,543      60,181      21,094
  Gas costs                                    85,043      90,097      82,553
  Other operation                             140,068     142,716     131,305
  Maintenance                                  65,176      61,218      64,092
  Depreciation and amortization                81,099      78,062      74,170
  Taxes other than income taxes                56,017      54,813      51,133
                                            _________   _________   _________

       Total operating expenses               679,270     674,025     596,891
                                            _________   _________   _________

Operating Income                              165,345     170,735     142,986
                                            _________   _________   _________

Interest and Other Charges:
  Interest on long-term debt of subsidiary     32,842      34,421      36,397
  Interest on provision for revenue
    refunds                                         -           -        (803)
  Other interest charges                          378         603         398
  Allowance for funds used during
    construction                                 (919)     (2,259)     (3,226)
  Preferred stock dividends of subsidiary       3,510       3,718       4,549
  Miscellaneous, net                           (3,502)     (3,107)     (7,579)
                                            _________   _________   _________

        Total interest and other charges       32,309      33,376      29,736
                                            _________   _________   _________

Income Before Income Taxes                    133,036     137,359     113,250
Income taxes                                   49,082      51,861      40,751
                                            _________   _________   _________

Net Income                                 $   83,954  $   85,498  $   72,499
                                           ==========  ==========  ==========

Average Shares of Common Stock Outstanding     34,107      34,108      34,108

Earnings Per Average Share of Common Stock     $2.46        $2.51       $2.13



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CIPSCO INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                             December 31,
                                      ___________________________
                                          1994          1993
                                      _____________  ____________
                                             (in thousands)

ASSETS
Utility Plant, at original cost:
Electric                              $2,264,930     $2,172,259
Gas                                      220,347        208,208
                                      __________     __________
                                       2,485,277      2,380,467
Less--Accumulated depreciation         1,077,533      1,020,097
                                      __________     __________
                                       1,407,744      1,360,370
Construction work in progress             31,816         61,104
                                      __________     __________
                                       1,439,560      1,421,474
                                      __________     __________

Current Assets:
Cash                                       1,963          4,630
Temporary investments, at cost which
  approximates market                      5,875          5,527
Accounts receivable, net                  67,579         61,445
Accrued unbilled revenues                 30,484         38,774
Materials and supplies, at average
  cost                                    39,817         40,824
Fuel for electric generation, at
  average cost                            30,305         26,046
Gas stored underground, at average
  cost                                    13,167         14,335
Prepayments                               10,925         10,142
                                      __________     __________
                                         200,115        201,723
                                      __________     __________
Investments and Other Assets:
Investment in marketable securities       43,929         42,703
Investment in leveraged leases            49,933         42,216
Other                                     43,820         49,634
                                      __________     __________
                                         137,682        134,553
                                      __________     __________

                                      $1,777,357     $1,757,750
                                      ==========     ==========

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholders' equity:
  Common stock, no par value,
    authorized shares, 100,000,000;
    outstanding 34,069,542 and
    34,107,706 shares, respectively   $  356,812     $  357,212
  Retained earnings                      292,418        277,040
  Unrealized investment losses, net       (1,617)             -
                                      __________     __________
                                         647,613        634,252
Preferred stock of subsidiary             80,000         80,000
Long-term debt of subsidiary             459,619        474,323
                                      __________     __________
                                       1,187,232      1,188,575
                                      __________     __________

Current Liabilities:
Long-term debt of subsidiary due
  within one year                         15,000         20,000
Short-term borrowings                     14,985              -
Accounts payable                          54,021         56,039
Accrued wages                              9,833         12,775
Accrued taxes                             12,629         12,973
Accrued interest                           9,408          9,204
Other                                     31,488         34,902
                                      __________     __________
                                         147,364        145,893
                                      __________     __________

Deferred Credits:
Accumulated deferred income taxes        313,072        294,732
Investment tax credits                    55,595         58,962
Regulatory liabilities, net               74,094         69,588
                                      __________     __________
                                         442,761        423,282
                                      __________     __________
                                      $1,777,357     $1,757,750
                                      ==========     ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CIPSCO INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW



                                                Years Ended December 31,
                                           __________________________________
                                              1994        1993        1992
                                           __________  __________  __________
                                                     (in thousands)

OPERATING ACTIVITIES:
Net income                                 $  83,954   $  85,498   $  72,499
Adjustments to reconcile net income
  to net cash provided:
  Depreciation and amortization               81,099      78,062      74,170
  Allowance for equity funds used during
    construction (AFUDC)                        (630)     (1,459)     (2,162)
  Deferred income taxes, net                  19,891       7,900      20,149
  Investment tax credit amortization          (3,367)     (3,366)     (3,336)
Cash flows impacted by changes in assets
  and liabilities:
  Accounts receivable, net and accrued
    unbilled revenues                          2,156     (15,603)      4,900
  Fuel for electric generation                (4,259)      8,336       2,872
  Other inventories                            2,175      (4,450)       (667)
  Prepayments                                   (783)      5,502      21,159
  Other assets                                 5,814      19,231     (19,761)
  Accounts payable and other                  (5,433)      6,009      19,225
  Accrued wages, taxes and interest           (3,082)      5,867      (4,580)
  Accumulated provision for revenue
    refunds                                        -           -     (75,449)
Other                                            626       4,400      (5,580)
                                           __________  __________  _________
  Net cash provided by operating
    activities                               178,161     195,927     103,439
                                           __________  __________  _________
INVESTING ACTIVITIES:
Utility construction expenditures,
  excluding AFUDC                            (95,682)    (85,453)   (117,198)
Allowance for borrowed funds used during
  construction                                  (289)       (800)     (1,064)
Changes in temporary investments                (348)     (2,949)     95,575
Long-term investment in marketable
  securities                                  (2,843)     (2,790)     (3,510)
Long-term investment in leveraged
  leases                                      (7,717)    (10,832)    (13,388)
                                           __________  __________  _________
  Net cash used in investing activities     (106,879)   (102,824)    (39,585)
                                           __________  __________  _________

FINANCING ACTIVITIES:
Common stock dividends paid                  (67,874)    (66,510)    (65,146)
Proceeds from issuance of long-term debt
  of subsidiary                                    -     195,000     199,000
Repayment of long-term debt of subsidiary    (20,000)   (205,000)   (190,500)
Retirement of common stock                    (1,020)          -           -
Redemption of preferred stock of
  subsidiary                                       -     (27,500)    (18,245)
Proceeds from issuance of preferred stock
  of subsidiary                                    -      42,500           -
Proceeds from issuance of (repayment of)
  short-term borrowings                       14,985     (21,393)     21,393
Issuance expense, discount and premium           (40)     (7,104)    (11,718)
                                           _________   _________   _________
  Net cash used in financing activities      (73,949)    (90,007)    (65,216)
                                           _________   _________   _________

Net increase (decrease) in cash               (2,667)      3,096      (1,362)
Cash at beginning of year                      4,630       1,534       2,896
                                           _________   _________   _________
Cash at end of year                        $   1,963   $   4,630   $   1,534
                                           =========   =========   =========
Supplemental disclosures of cash flow
  information:
Cash payments during the year:
  Interest, net of amounts capitalized     $  30,714   $  31,058   $  38,382
  Income taxes                             $  34,264   $  36,718   $  10,326



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CIPSCO INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS



                                                Years Ended December 31,
                                           __________________________________
                                              1994        1993        1992
                                           __________  __________  __________
                                                     (in thousands)

Balance, beginning of year                 $ 277,040   $ 259,338   $ 251,893
Add (deduct):
  Net income                                  83,954      85,498      72,499
  Common stock dividends ($1.99, $1.95
    and $1.91 per share, respectively)       (67,874)    (66,510)    (65,146)
  Other                                         (702)     (1,286)         92
                                           _________   _________   _________
Balance, end of year                       $ 292,418   $ 277,040   $ 259,338
                                           =========   =========   =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CIPSCO Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of CIPSCO Incorporated (an Illinois corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIPSCO Incorporated and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                           ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 27, 1995

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



Principles of Consolidation. The consolidated financial statements include the accounts of CIPSCO Incorporated, a holding company, Central Illinois Public Service Company (CIPS), a combination electric and gas utility, and CIPSCO Investment Company (CIC). The four subsidiaries of CIC are CIPSCO Securities Company, which invests in marketable securities; CIPSCO Leasing Company, which invests in leveraged leases directly or through subsidiaries; CIPSCO Energy Company, which invests in energy projects or leases through subsidiary companies; and CIPSCO Venture Company, which invests in opportunities within the CIPS utility service territory to assist economic development efforts in the region. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. Certain items previously reported for years prior to 1994 have been reclassified to conform with the current-year presentation.
     The operating revenues of all investment activities are included under the caption Operating Revenues, "Investment." Operating expenses are included under the appropriate captions as shown on the Consolidated Statements of Income.

Concentration of Credit Risk. CIPS provides electric service to about 317,000 customers in 557 communities and natural gas service to approximately 166,000 customers in 267 communities throughout a 20,000-square-mile area in central and southern Illinois. Credit risk is spread over a diversified base of residential, commercial and industrial customers.
     See Note 3 to Consolidated Financial Statements for a discussion of receivables related to the leveraged lease investments.

Regulation. CIPS is a public utility subject to regulation by the Illinois Commerce Commission (Illinois commission) and the Federal Energy Regulatory Commission (FERC). The utility maintains its accounts in accordance with the Uniform System of Accounts as defined by these agencies. Its accounting policies conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

Operating Revenues. CIPS accrues an estimate of electric and gas revenues for service rendered but unbilled at the end of each accounting period.
     Investment revenues are comprised of interest on temporary investments and income from marketable securities and leveraged leases.

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

Allowance for Funds Used During Construction (AFUDC). AFUDC is included in Construction Work in Progress (CWIP) and represents the cost of financing that construction. AFUDC does not represent a current source of cash funds. The inclusion of AFUDC in CWIP affords the opportunity to earn a return on the cost of construction capital after the related asset is placed in service and included in the rate base.
     The AFUDC rate, based on a formula prescribed by the FERC, on a before-tax basis, was 9% in 1994 and 1993, and 10% in 1992.

Depreciation. Depreciation expense is based on remaining life straight-line rates (composite, approximately 3.4% in 1994 and 1993, and 3.3% in 1992) applied to the various classes of depreciable property.


Fuel and Gas Costs. CIPS adjusts fuel expense to recognize over- or under-recoveries from customers of allowable fuel costs through the uniform fuel adjustment clause (FAC). The FAC provides for the current recovery of changes in the cost of fuel for electric generation in billings to customers.
Monthly, the difference between revenues recorded through application of the FAC and recoverable fuel costs is recorded as a current asset or liability, pending reflection in future billings to customers, with a corresponding decrease or increase in cost of fuel for electric generation.
     The uniform purchased gas adjustment clause (PGA) provides a matching of gas costs with revenues. Monthly, the difference between revenues recorded through application of the PGA and recoverable gas costs is recorded as a current asset or liability with a corresponding decrease or increase in the gas cost. The cumulative difference for the calendar year is collected from, or refunded to, customers over a one-year period beginning in the following April.
     The Illinois commission conducts annual reconciliation proceedings with respect to each year's FAC and PGA revenues and has completed its review for all years prior to 1993. Reconciliation proceedings for 1993 commenced in July 1994. No reconciliation proceeding has yet commenced for the year 1994.

Income Taxes and Investment Tax Credits. Deferred income taxes are recorded which result from the use of accelerated depreciation methods, rapid amortization, repair allowance and certain other temporary differences in recognition of income and expense for tax and financial statement purposes. CIPSCO and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to the individual companies, based on their respective taxable income or loss. Investment tax credits are being amortized over the estimated average useful lives of the related properties.
     The Company adopted, effective January 1, 1993, the liability method of accounting for deferred income taxes required by Statement of Financial Accounting Standards (SFAS) No. 109. This statement required the establishment of deferred tax liabilities and assets for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. (See Note 10 to Consolidated Financial Statements.)

Cash and Temporary Investments. Temporary investments consist of deposits and U.S. Treasury obligations. For purposes of Consolidated Statements of Cash Flows, temporary investments are not considered cash equivalents.

Marketable Securities. CIC holds a portfolio consisting primarily of common and preferred stocks that are substantially hedged with futures and options. (See Note 11 to Consolidated Financial Statements.) All securities are publicly traded. The investments and related hedging instruments are managed by professional investment managers in an overall managed portfolio strategy. Common stocks consist of investments that are representative of the Standard & Poor's 100 Index. Preferred stocks consist of perpetual and sinking fund issues primarily of public utilities, utility holding companies, commercial banks and bank holding companies. The portfolio also includes an investment in a limited partnership which pools money from multiple investors to invest in a variety of investment vehicles.
     The investments in common and preferred stocks and the options and futures used to hedge these investments are measured at market value on the Consolidated Balance Sheets with the change in value reflected in the valuation caption of the capitalization section in conformity with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Gains and losses on marketable securities are recognized when realized for Income Statement purposes. Gains and losses on purchased hedges are deferred until the gains and losses on the underlying securities are realized and recognized. For hedged investments, the investment and related hedging instrument have been combined on the Consolidated Balance Sheets.

                        2.  COMMITMENTS AND CONTINGENCIES

Environmental Remediation Costs. The utility and certain of its predecessors and other affiliates operated facilities in the past for manufacturing gas from coal. In connection with manufacturing gas, various by-products were produced, some of which remain on sites where the facilities were located.
The utility has identified 13 of these former manufactured gas plant sites (environmental remediation sites) which contain potentially harmful materials. Under directives from the Illinois Environmental Protection Agency (IEPA), CIPS has incurred costs and associated legal expenses related to the investigation and remediation of the sites.
     One site was added to the United States Environmental Protection Agency (USEPA) Superfund list on August 30, 1990. On September 30, 1992 the IEPA, in consultation with the USEPA, decided that the long-term remedial plan for this site should consist of a ground-water pump-and-treat program. The IEPA and CIPS entered into an agreement, which received required court approval on March 14, 1994, for CIPS to carry out the remedial action with the IEPA providing oversight. It is not known at this time what specific remedial action will be required at the other 12 sites.
     In 1987, CIPS filed a lawsuit against a number of insurance carriers seeking full indemnification for all costs in connection with certain environmental sites. As of December 31, 1994, all but two insurance carriers have settled. In 1991, a circuit court entered a verdict in favor of CIPS involving the coverage under one environmental liability policy. On August 26, 1994, the Illinois Appellate Court reversed the circuit court ruling on the basis that no claim was made during the policy coverage period. CIPS filed an appeal to the Illinois Supreme Court on December 27, 1994. The Illinois Supreme Court has discretion to accept or deny the appeal.
     The estimated incurred costs relating to studies and remediation at these 13 sites and associated legal expenses are being accrued and deferred rather than expensed currently, pending recovery through rates, from insurance carriers or other parties. At December 31, 1994, the $38.7 million has been deferred representing costs incurred and estimates for costs of completing studies at various sites and an estimate of remediation costs at the Superfund site. The total of the costs deferred, net of recoveries from insurers and through rate riders described below, was $1.3 million at December 31, 1994.
     In 1992, the Illinois commission issued an Order (the Generic Order) in its consolidated generic proceeding regarding appropriate ratemaking treatment of cleanup costs incurred by Illinois utilities with respect to environmental remediation sites. The Generic Order indicates that allowed cleanup costs may include prudently incurred cost of investigation, assessment and cleanup of environmental remediation sites, as well as litigation costs, including those involved in insurance recovery claims. The Generic Order authorizes utilities, including CIPS, to propose a mechanism to recover cleanup costs which is consistent with the provisions of the order. Such a mechanism must, among other things, provide for (1) recovery of cleanup costs over a five-year period, excluding carrying costs associated with the unrecovered balance of cleanup costs from the time that the recovery mechanism becomes effective; (2) a return to ratepayers over a five-year amortization period of any reimbursement of cleanup costs received from insurance carriers or other parties; and (3) a prudence review of each utility's expenditures. The Generic Order was upheld on appeal by the Third District Illinois Appellate Court. That decision held that a rate rider mechanism is an appropriate means for utilities to recover cleanup costs.
     On April 6, 1994, the Illinois Supreme Court granted an intervenor's Petition for Leave to Appeal. The intervenor maintains that recovery of clean-up costs should not be allowed and that use of a rider mechanism for cost recovery is unlawful. CIPS and other utilities opposed the arguments of the intervenor and argued that the Illinois commission's decision to deny recovery of carrying costs associated with unrecovered balance of clean-up costs should be reversed. Management cannot predict what action the Illinois Supreme Court may take in this matter.
     On March 26, 1993, the Illinois commission approved CIPS' proposed environmental cost-recovery rate riders, effective with April 1993 billings to customers. Known as the electric environmental adjustment clause and the gas environmental adjustment clause, the riders are designed to enable CIPS to recover from its customers costs associated with cleanup of the environmental remediation sites, along with associated legal expenses, over a five-year period on terms consistent with the Generic Order. The environmental adjustment clause riders provide for an annual review of amounts recovered through the riders. Amounts found to have been incorrectly included would be subject to refund. Through December 31, 1994, CIPS collected $2.9 million from its customers pursuant to the riders.
     The total costs to be incurred for the cleanup of these sites or the possible recovery from insurance carriers and other parties cannot be estimated. Management believes that any costs incurred in connection with the sites that are not recovered from insurance carriers or other parties will be recovered through utility rates. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on financial position or results of operations.

FERC Order 636. During 1992, FERC issued Order No. 636. This and successor orders have resulted in substantial restructuring of the service obligations of interstate pipeline suppliers. Order No. 636 provided mechanisms for pipelines to recover transition costs associated with the restructuring. CIPS has paid substantially all direct transition costs associated with the pipeline restructuring and is currently recovering all transition costs in its rates. Any future transition costs identified and billed from pipeline suppliers are expected to be recoverable from customers of CIPS.

Clean Air Act. CIPS' current compliance strategy to meet Phase I and II of the sulfur dioxide emission reduction requirements of the Clean Air Act Amendments of 1990 (Amendments) is to switch to a lower sulfur coal at some of its units along with increased scrubbing with its existing scrubber at Newton Unit 1. The current estimated capital costs of compliance based on the current strategy is included in the five-year construction budget. However, the five-year construction costs may increase if studies being undertaken by CIPS indicate that renovations to the Newton Unit 1 scrubber are required to allow existing or additional levels of scrubbing or if such studies indicate that CIPS should change its compliance strategy to place more reliance on fuel switching.
     In 1991, in accordance with the plan to switch some units to lower sulfur coal, the utility signed a long-term coal contract with an existing supplier for lower sulfur Illinois coal. Due to the magnitude of the supplier's capital investment, the contract includes a graduated termination charge. In 1995 CIPS can terminate the contract under certain conditions, and CIPS would be required to pay approximately $41 million (plus an inflation adjustment) in termination charges. During 1995, and each subsequent year, the termination charge is reduced according to a formula using tons of coal purchased. The termination charge would not be effective if CIPS terminated the contract due to failure of the coal to meet quality specifications provided for in the contract.

Labor Disputes. The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 have both filed unfair labor practice charges with the National Labor Relations Board (NLRB) relating to the legality of the lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued complaints against CIPS concerning its lockout of both unions. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million dollars. A hearing, before an administrative law judge of the NLRB, began in 1994 and is scheduled to be completed during 1995. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position or results of operations of the Company or CIPS.

Other Issues. CIPSCO's utility subsidiary is involved in other legal and administrative proceedings before various courts and agencies with respect to rates, taxes, gas and electric fuel cost reconciliations, service area disputes, environmental torts and other matters. Although unable to predict the outcome of these matters, management believes that appropriate liabilities have been established and that final disposition of these actions will not have a material adverse effect on financial position or results of operations.

                               3.  LEVERAGED LEASES

CIC and its subsidiaries are the lessors in several leveraged lease arrangements involving a commercial jet aircraft, an interest in a natural gas liquids plant, natural gas processing equipment, retail department store properties, and combustion turbine generating units. These leases expire in various years beginning in 1999 through 2013.

     The aggregate residual values are estimated to be 42 percent of the aggregate cost. CIC's aggregate equity investment represents 22 percent of the aggregate purchase price of the properties. The remaining 78 percent was financed by nonrecourse debt provided by lenders who have been granted, as their sole remedy in the event of default by the lessees, an assignment of rentals due under the leases and a security interest in the leased properties.
     The following is a summary of the components of CIC's net investment in leveraged leases at December 31:

                                            1994        1993          1992
                                          _________   _________   ____________
                                                    (in thousands)

Rentals receivable
  (net of nonrecourse debt)               $ 24,894    $ 25,776     $ 25,196
Estimated residual value of
  leased property                           64,599      53,671       33,094
Less - Unearned and deferred income        (39,560)    (37,231)     (26,906)
                                           _______     _______      _______

Investment in leveraged leases              49,933      42,216       31,384
Less - Deferred taxes, net of AMT          (25,817)    (19,777)      (7,942)
                                           _______     _______      _______
Net investment                            $ 24,116    $ 22,439     $ 23,442
                                           =======     =======      =======

     The following is a summary of the components of income from leveraged leases for the years ended December 31:

                                            1994        1993          1992
                                          _________   _________   ____________
                                                    (in thousands)

Income before income taxes                $  4,664    $  4,702     $  3,071
Income tax expense                          (1,874)     (2,037)      (1,165)
                                           _______     _______      _______

Income from leveraged leases              $  2,790    $  2,665     $  1,906
                                           =======     =======      =======

                  4.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

CIPS sponsors a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and employees' final average pay. Pension costs are accrued on a current basis in accordance with actuarial determinations. The pension plan is funded in compliance with income tax regulations and federal funding requirements. CIPS uses a September 30 measurement date for its valuation of pension plan assets and liabilities. The utility also provides certain employees with pension benefits which exceed the qualified plan limits imposed by federal tax law.

                          Funded Status of Pension Plan
                                  (in thousands)


                                            1994        1993        1992
                                          _________   _________   _________


Fair value of plan assets*                $188,449    $177,824    $150,729
                                           _______     _______     _______

Accumulated benefit obligations:**
  Vested benefits                          120,032     125,641      98,770
  Nonvested benefits                         3,644         559         284
Effect of projected future
  compensation levels (based on 4.8%
  annual increases in 1994, 4.3% in
  1993 and 4.5% in 1992)                    38,974      41,214      37,025
                                           _______     _______     _______

     Total projected benefit obligation    162,650     167,414     136,079
                                           _______     _______     _______
Plan assets in excess of projected
  benefit obligation                      $ 25,799    $ 10,410    $ 14,650
                                           =======     =======     =======

________________________
 * Plan assets are invested in common and preferred stocks, bonds, money market instruments, guaranteed income contracts and real estate.
** The assumed weighted average discount rate was 7.75% for 1994, 6.50% for 1993 and 7.25% for 1992.

          Pension Plan Assets in Excess of Projected Benefit Obligation
                                  (in thousands)


                                            1994        1993        1992
                                          _________   _________   _________

Plan assets in excess of projected
  benefit obligation                      $ 25,799    $ 10,410    $ 14,650
Unrecognized transition asset (being
  amortized over 18.2 years)                (4,399)     (4,862)     (5,325)
Unrecognized net (gain) loss               (23,146)     (5,188)    (13,617)
Unrecognized prior service cost              5,679         760       1,590
                                           _______     _______     _______

Prepaid (Accrued) pension costs at
  September 30                               3,933       1,120      (2,702)
Expense, net of funding October to
  December                                     (80)      1,944          91
                                           _______     _______     _______
Prepaid (Accrued) pension costs at
  December 31                             $  3,853    $  3,064    $ (2,611)
                                           =======     =======     =======


                        Components of Net Pension Expense
                                  (in thousands)

                                            1994        1993        1992
                                          _________   _________   _________

Service cost (present value of benefits
  earned during the year)                 $  8,053    $  6,398    $  5,721
Interest cost on projected benefit
  obligation                                10,846      10,193       9,302
Actual return on plan assets (expected
  long-term rate of return was 8%)          (6,795)    (21,101)    (13,755)
Deferred investment gains (losses)          (6,242)     10,071       4,834
Amortization of the unrecognized prior
  service cost                                  61         118         118
Amortization of the transition amount         (463)       (463)       (463)
                                           _______     _______     _______
Net pension expense                       $  5,460    $  5,216    $  5,757
                                           =======     =======     =======

Effective January 1, 1993, CIPS adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The standard requires companies to recognize the cost of providing postretirement medical and life insurance benefits over the employees' service period. CIPS is funding the medical benefits under two Voluntary Employee Beneficiary Association trusts
(VEBA), and a 401(h) account established within the CIPS retirement income trust.
     CIPS sponsors postretirement plans providing medical and life benefits for certain of its retirees and their eligible dependents. The medical plan pays percentages of eligible medical expenses incurred by covered retirees after a deductible has been met, and after taking into account payment by Medicare or other providers. Currently, participants become eligible for coverage if they retire from CIPS after meeting age and years of service eligiblity requirements. The life insurance plan continues for all retirees who have been in the plan as employees for ten years or more. CIPS uses a September 30 measurement date for its valuation of postretirement assets and liabilities.

                  Funded Status of Postretirement Benefit Plans
                                  (in thousands)

                                                        1994        1993
                                                      _________   ________


Fair value of plan assets*                            $ 26,874    $ 13,302
                                                       _______     _______

Accumulated benefit obligations:
Retirees                                                47,494      47,269
Fully eligible active employees                         15,407      15,006
Other active employees                                  64,188      67,007
                                                       _______     _______

Total accumulated benefit obligations                  127,089     129,282
                                                       _______     _______

Accumulated benefit obligations in excess of
  plan assets                                         (100,215)   (115,980)
Unrecognized transition obligation (being
  amortized over 20 years)                             104,695     110,511
Unrecognized net (gain) loss (including
  changes in assumptions)                              (21,307)    (11,185)
                                                       _______     _______
Accrued postretirement benefit cost at September 30    (16,827)    (16,654)
Expense, net of funding, October to December            14,906      14,912
                                                       _______     _______

Accrued postretirement benefit cost at December 31    $ (1,921)   $ (1,742)
                                                       =======     =======

* Plan assets are invested in common and preferred stocks, bonds, money market instruments, guaranteed income contracts and real estate.

                    Components of Postretirement Benefit Cost
                                  (in thousands)


                                                        1994        1993
                                                      _________   _________

Service costs on benefits earned                      $  4,108    $  4,215

Interest costs on accumulated benefit obligations        8,918       9,948
Actual return on plan assets                              (212)     (1,038)
Deferred investment gains (losses)                      (1,601)        397
Amortization of transition amounts                       5,816       5,816
                                                       _______     _______
Postretirement benefit cost                           $ 17,029    $ 19,338
                                                       =======     =======

For purposes of calculating the postretirement benefit obligation it is assumed that health-care costs will increase by 11.4% in 1995, and that the rate of increase thereafter (the health-care cost trend rate) will decline to 4% in 2007 and subsequent years. The health-care cost trend rate has a significant effect on the amounts reported for costs each year as well as on the accumulated postretirement benefit obligation. To illustrate, increasing the assumed health-care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1994 by $18.8 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost $2.5 million annually. The weighted-average discount rate used to determine the accumulated postretirement benefit obligation was 8.25 percent in 1994 and 7 percent in 1993. The expected long-term rate of return on plan assets was 8 percent in both years.
     In March 1992, CIPS was granted rates by the Illinois commission which included CIPS' estimated postretirement costs determined on an accrual basis of accounting. CIPS' financial reporting for postretirement costs is consistent with the rate treatment. Therefore, adoption of SFAS No. 106 did not have a material effect on financial position or results of operations.
     The Company adopted SFAS No. 112, "Employers' Accounting for Postretirement Benefits," in 1993. The statement required the accrual of certain postemployment benefits for former or inactive employees. The adoption of SFAS No. 112 did not have a material effect on financial position or results of operations.

                                     5.  PREFERRED STOCK OF SUBSIDIARY

The CIPS preferred stock is generally redeemable at the option of CIPS, on 30 days notice at the redemption prices shown below.

At December 31, 1994 and 1993 the preferred stock authorized and outstanding was:

                                                                               1994         1993
                                                    Current                   Amount       Amount
                  Shares      Par                  Redemption    Shares        (in          (in
                Authorized   Value      Series      Price(a)     Issued      thousands)   thousands)
                __________   _____      ______     __________    ______      __________   __________
CIPSCO         4,600,000(b)      -         -             -            -             -            -

CIPS
Cumulative     2,000,000(b)   $100      4.00%       $101.00     150,000      $ 15,000     $ 15,000
                               100      4.25%        102.00      50,000         5,000        5,000
                               100      4.90%        102.00      75,000         7,500        7,500
                               100      4.92%        103.50      50,000         5,000        5,000
                               100      5.16%        102.00      50,000         5,000        5,000
                               100  1993 Auction(c)  100.00     300,000        30,000       30,000
                               100     6.625%        100.00(d)  125,000        12,500       12,500
                                                                _______       _______      _______
                                                                800,000        80,000       80,000

CIPS
No par(e)      2,600,000(b)      -         -              -           -             -            -
                                                                _______       _______      _______

                                                                800,000      $ 80,000     $ 80,000
                                                                =======       =======      =======




 _________________________
(a)  Accrued dividends, if any, would be added to the current redemption price.
(b) The Board of Directors has the authority to fix and determine the relative rights and preferences of the authorized and unissued shares.
(c) Dividend rate for each dividend period (currently every 49 days) is set at a then current market rate according to an auction procedure. The rate at December 31, 1994 was 4.19%
(d)  Not redeemable prior to October 1, 1998.
(e)  Aggregate stated value cannot exceed $65,000,000.

                          6.  COMMON SHAREHOLDERS' EQUITY

    Common Stock. In December 1994, CIPSCO purchased 38,164 shares from shareholders who held less than 100 shares. The repurchase reduced common stock and retained earnings.

Retained Earnings. CIPSCO is subject to restrictions on the use of retained earnings for cash dividends on common stock applicable to all corporations under the Illinois Business Corporation Act. CIPS is subject to the same restrictions, as well as those contained in its mortgage indenture and articles of incorporation. At December 31, 1994, 1993 and 1992, no amount of retained earnings was restricted.

                   7.  LINES OF CREDIT AND SHORT-TERM BORROWINGS

External financing needs may be met from the sale of commercial paper or short-term borrowings from banks. CIPSCO and CIC have joint bank lines of credit of $30 million. The banks are compensated for these lines of credit.
     CIPS has arrangements for bank lines of credit which totaled $72.8 million at December 31, 1994. CIPS compensates banks for lines of credit totaling $60 million. The bank lines of credit are for corporate purposes including the support of any commercial paper borrowings. At December 31, 1994 there were no short-term borrowings from the lines of credit at CIPSCO, CIC, or CIPS, however, CIPS did have $15.0 million in commercial paper outstanding.

                         8.  LONG-TERM DEBT OF SUBSIDIARY

Maturities and sinking fund requirements of CIPS' long-term debt through 1999 are as follows:
                                                  Sinking Fund
                                   Maturities     Requirements       Total
                                   __________     ____________      _______
                                                 (in thousands)

1995                                $15,000           $150          $15,150
1996                                      -            150              150
1997                                 58,000              -           58,000
1998                                      -              -                -
1999                                 50,000              -           50,000

In 1994 and 1993 the sinking fund requirements were satisfied by the application of net expenditures for bondable property in an amount equal to 166-2/3 percent of the annual requirement. The utility expects to meet the 1995 requirement in the same manner.

Long-term debt outstanding at December 31, was:
                                                   1994              1993
                                                  Amount            Amount
                                                  ______            ______
                                                       (in thousands)
First mortgage bonds (principal amount):
  Series J,   4 1/2% due   5/1/1994               $     -           $20,000
  Series K,   4 5/8% due   6/1/1995                15,000            15,000
  Series L,   5 7/8% due   5/1/1997                15,000            15,000
  Series      6 5/8% due   8/1/2009
    (for Newton pollution control)                  1,000             1,000
  Series W,   7 1/8% due  5/15/1999                50,000            50,000
  Series W,   8 1/2% due  5/15/2022                33,000            33,000
  Series X,   6 1/8% due   7/1/1997                43,000            43,000
  Series X,   7 1/2% due   7/1/2007                50,000            50,000
  Series Y,   6 3/4% due  9/15/2002                23,000            23,000
  Series Z,       6% due   4/1/2000                25,000            25,000
  Series Z,   6 3/8% due   4/1/2003                40,000            40,000
                                                  _______           _______
                                                  295,000           315,000
                                                  _______           _______

Pollution control loan obligations:
  1990 Series A,    7.60% due   3/1/2014           20,000            20,000
  1990 Series B,    7.60% due   9/1/2013           32,000            32,000
  1993 Series A,   6 3/8% due   1/1/2028           35,000            35,000
  1993 Series B-1, 4 3/8% due   6/1/2028           17,500            17,500
  1993 Series B-2,  5.90% due   6/1/2028           17,500            17,500
  1993 Series C-1,  4.20% due  8/15/2026           35,000            35,000
  1993 Series C-2,  5.70% due  8/15/2026           25,000            25,000
                                                  _______           _______
                                                  182,000           182,000
                                                  _______           _______

Unamortized net debt premium and discount          (2,381)           (2,677)
                                                  _______           _______
                                                  474,619           494,323

Maturities due within one year                    (15,000)          (20,000)
                                                  _______           _______
                                                 $459,619          $474,323
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

                      9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value at December 31, 1994 and 1993 of each class of financial instruments for which it is practicable to make such estimates.

Cash and Temporary Investments - The carrying amounts approximate fair value because of the short-term maturity of these instruments.

Marketable Securities - The fair value is based on quoted market prices obtained from dealers or investment managers.

Financial Derivatives - The fair value was estimated using market values of options, calls and futures contracts on organized exchanges.

Short-Term Borrowings - The carrying amounts approximate fair value due to their short-term maturities.

Preferred Stock of Subsidiary - The fair value was estimated using market values provided by independent pricing services.

Long-Term Debt of Subsidiary - The fair value was estimated using market values provided by independent pricing services.

The estimated fair values of the Company's financial instruments as of December 31, are shown below:

                                     1994                   1993
                              _________________      _________________
                              Carrying     Fair      Carrying    Fair
                               Value       Value      Value      Value
                              ________     _____     ________    _____
                                             (in thousands)

Marketable Securities         $ 43,131    $ 43,131   $ 42,035   $ 43,045
Financial Derivatives              798         798        668        668
Preferred Stock                 80,000      52,684     80,000     68,403
Long-term Debt                 459,619     447,323    474,323    504,478

                                 10.  INCOME TAXES

The Company uses the liability method of accounting for deferred income taxes in compliance with SFAS No. 109 "Accounting for Income Taxes" effective January 1, 1993.
     Income tax expense includes provisions for deferred taxes to reflect the effect of temporary differences between the time certain costs are recorded for financial reporting and when they are deducted for income tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes and a portion of the regulatory assets and liabilities are also reversed. Investment tax credits have been deferred and will continue to be credited to income over the lives of the related property.
The components of federal and state income tax provisions and investment tax credits at December 31, were:

                                           1994        1993        1992
                                         ________    ________    ________
                                                  (in thousands)

Current - - Federal                     $ 29,048     $ 34,340    $  7,070
        - - State                          4,534        6,980      (1,690)
                                         _______      _______     _______
                                          33,582       41,320       5,380
                                         _______      _______     _______

Deferred - - Federal                      14,738       12,315      29,679
         - - State                         4,129        1,592       9,028
                                         _______      _______     _______
                                          18,867*      13,907*     38,707*
                                         _______      _______     _______

Amortization of investment
  tax credits                             (3,367)      (3,366)     (3,336)
                                         _______      _______     _______
Total income taxes                      $ 49,082     $ 51,861    $ 40,751
                                         =======      =======     =======

                                           1994        1993        1992
                                         ________    ________    ________
                                                  (in thousands)

*Detail of Deferred Taxes:
  Excess of tax depreciation and
    amortization over book              $  6,534     $  5,825    $  5,588
  Revenue refunds                              -            -      29,526
  Leveraged leases                         6,040        7,511       8,489
  Deferred fuel cost                         484        2,782      (2,921)
  Deferred environmental site
    cleanup costs                          5,190      (11,811)         62
  Net operating loss carryback                 -        1,526      (1,526)
  Alternative minimum tax credit
    carry forward                              -        7,236      (6,927)
  Cost of removal                          2,137        1,863       3,108
  Unamortized loss on reacquired debt       (460)       1,082       3,561
  Miscellaneous                           (1,058)      (2,107)       (253)
                                         _______      _______     _______
     Total                              $ 18,867     $ 13,907    $ 38,707
                                         =======      =======     =======

Reconciliations with statutory federal income tax rates at December 31 were:

                                             1994       1993       1992
                                             ____       ____       ____

Effective income tax rate                    35.9%      36.8%      34.6%
Amortization of investment tax credits        2.5        2.4        2.8
Tax exempt interest and dividends             1.6        1.5        1.8
State income tax rate, net of federal
  income tax benefits                        (4.0)      (3.9)      (4.1)
Other, net                                   (1.0)      (1.8)      (1.1)
                                             ____       ____       ____
Statutory federal income tax rate            35.0%      35.0%      34.0%
                                             ====       ====       ====

The components of deferred income taxes at December 31, 1994 and 1993 are:

                                                   December 31,    December 31,
                                                      1994            1993
                                                   ____________    ____________
                                                          (in thousands)

Accumulated deferred income tax
  liabilities related to:
  Depreciable property                                $315,364       $310,722
  Investment tax credits                               (22,164)       (23,500)
  Regulatory liabilities, net                          (27,742)       (27,423)
  Leveraged leases                                      25,817         19,777
  Other                                                 21,797         15,156
                                                       _______        _______
Accumulated deferred income
  taxes per balance sheet                             $313,072       $294,732
                                                       =======        =======

Deferred tax assets
  (included in prepayments)                           $  7,048       $  5,999
                                                       =======        =======

                       11.  DERIVATIVE FINANCIAL INSTRUMENTS

CIC has limited involvement with derivative financial instruments which includes futures contracts, purchased options and written options in combination with purchased options. These instruments are used to hedge the market risk associated with CIC's common and preferred stock investments. (See
Note 1 to Consolidated Financial Statements.) CIC does not hold or issue these instruments for trading purposes.
     Financial futures contracts are for U.S. Treasury obligations and options contracts are for S & P Indexes and U.S. Treasury obligations. Futures and options contracts have terms that are one year or less and have little credit risk as these instruments are traded on organized exchanges.
     CIC bears the risk of unfavorable price changes associated with futures and options which are intended to hedge the opposite change in the market value of the common and preferred stocks.
     Gains and losses on purchased hedges of the equity securities are deferred as an adjustment to the carrying amount of the hedged equity securities until the gains or losses on the underlying securities are recognized. The amount of deferred hedge loss at December 31, 1994 and 1993 was $.2 million and $2.3 million, respectively.

                     12.  REVENUES COLLECTED SUBJECT TO REFUND

In May 1992, the Illinois commission approved a March 18, 1992 settlement agreement that resolved a proceeding regarding the impact on the utility of the reduced federal corporate income tax rates established by the Tax Reform Act of 1986. Under terms of the agreement, $73 million, including accrued interest, was refunded to customers from July through December 1992 in complete settlement of all issues related to the proceeding.
     For the 61-month period, March 1987 through March 1992, a total of $78.4 million had been accrued for refunds. The total liability recorded by the utility exceeded the settlement agreement amount by $5.4 million resulting in a $3.3 million (net of taxes) or $.10 per share favorable impact on consolidated earnings during 1992.

                             13.  SEGMENTS OF BUSINESS

CIPSCO's primary subsidiary, CIPS, is a public utility engaged in the sale of electricity which it generates, transmits and distributes. CIPS also sells natural gas, which it purchases from producers and suppliers and distributes through its system, and transports customer-owned natural gas. The investments of CIPSCO and subsidiaries include temporary investments and long-term investments including marketable securities and leveraged leases. The following is a summary of operations:

                                          Years Ended December 31,
                                     _________________________________
                                      1994          1993          1992
                                     ______        ______        ______
                                               (in thousands)
OPERATING INFORMATION

Electric operations:
  Operating revenues              $  697,427       $688,820     $ 595,619
  Operating expenses, excluding
    provision for income taxes       550,386        534,071       472,414
                                   _________      _________     _________
  Pretax operating income            147,041        154,749       123,205
                                   _________      _________     _________

Gas operations:
  Operating revenues                 138,418        145,702       133,756
  Operating expenses, excluding
    provision for income taxes       126,896        138,086       122,844
                                   _________      _________     _________
  Pretax operating income             11,522          7,616        10,912
                                   _________      _________     _________

Investments:
  Operating revenues                   8,770         10,238        10,502
  Operating expenses, excluding
    provision for income taxes         1,988          1,868         1,633
                                   _________       ________     _________
  Pretax investment income             6,782          8,370         8,869
                                   _________       ________     _________
     Total                           165,345        170,735       142,986
                                   _________       ________     _________
  Less interest expense and
    other charges                     32,309         33,376        29,736
  Less income taxes                   49,082         51,861        40,751
                                   _________       ________     _________

  Net income per Consolidated
    Statements of Income          $   83,954     $   85,498    $   72,499
                                   =========      =========     =========

Depreciation and amortization
  expense:
  Electric                        $   74,496     $   71,876    $   68,902
  Gas                                  6,100          5,771         5,252
  Corporate                              503            415            16
                                   _________       ________     _________

    Total                         $   81,099     $   78,062    $   74,170
                                   =========      =========     =========

INVESTMENT INFORMATION

Identifiable assets:
  Electric                        $1,469,601     $1,459,073    $1,435,755
  Gas                                176,788        177,857       188,019
  Temporary investments                5,875          5,527         2,578
  Marketable securities               43,929         42,703        39,913
  Leveraged leases                    49,933         42,216        31,384
  Corporate                           31,231         30,374        27,807
                                   _________       ________     _________
    Total                         $1,777,357     $1,757,750    $1,725,456
                                   =========      =========     =========

Construction expenditues:
  Electric                        $   82,673     $   76,956    $  103,023
  Gas                                 13,928         10,756        17,401
                                   _________       ________     _________
    Total                         $   96,601     $   87,712    $  120,424
                                   =========      =========     =========

Item 8.  Financial Statements and Supplementary Data.


                      CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENTS OF INCOME


                                                Years Ended December 31,
                                           __________________________________

                                              1994        1993        1992
                                           __________  __________  __________
                                                     (in thousands)

Operating Revenues:
  Electric                                 $  697,458  $  688,849  $  593,996
  Provision for revenue refunds                     -           -       1,646
                                            _________   _________   _________
                                              697,458     688,849     595,642
  Gas                                         138,424     145,707     133,760
                                            _________   _________   _________

       Total operating revenues               835,882     834,556     729,402
                                            _________   _________   _________

Operating Expenses:
  Fuel for electric generation                196,324     186,938     172,544
  Purchased power                              55,543      60,181      21,094
  Gas costs                                    85,043      90,097      82,553
  Other operation                             138,622     141,310     129,715
  Maintenance                                  65,172      61,216      64,092
  Depreciation and amortization                80,596      77,647      74,154
  Taxes other than income taxes                55,984      54,767      51,106
  Income taxes                                 47,920      48,749      36,772
                                            _________   _________   _________

       Total operating expenses               725,204     720,905     632,030
                                            _________   _________   _________

Operating Income                              110,678     113,651      97,372
                                            _________   _________   _________

Other Income and Deductions:
  Allowance for equity funds used during
    construction                                  630       1,459       2,162
  Nonoperating income taxes                      (603)       (631)     (2,989)
  Miscellaneous, net                            4,119       3,632      10,978
                                            _________   _________   _________

       Total other income and deductions        4,146       4,460      10,151
                                            _________   _________   _________

Income Before Interest Charges                114,824     118,111     107,523
                                            _________   _________   _________

Interest Charges:
  Interest on long-term debt                   32,842      34,421      36,397
  Interest on provision for revenue
    refunds                                         -           -        (803)
  Other interest charges                          358         479         392
  Allowance for borrowed funds used
    during construction                          (289)       (800)     (1,064)
                                            _________   _________   _________

        Total interest charges                 32,911      34,100      34,922
                                            _________   _________   _________


Net Income                                     81,913      84,011      72,601
Preferred stock dividends                       3,510       3,718       4,549
                                            _________   _________   _________

Earnings for Common Stock                  $   78,403  $   80,293  $   68,052
                                           ==========  ==========  ==========



The accompanying notes to financial statements are an integral part of these statements.

                      CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEETS



                                             December 31,
                                      ___________________________
                                          1994          1993
                                      _____________  ____________
                                             (in thousands)

ASSETS
Utility Plant, at original cost:
Electric                              $2,264,930     $2,172,259
Gas                                      220,347        208,208
                                      __________      _________
                                       2,485,277      2,380,467
Less--Accumulated depreciation         1,077,533      1,020,097
                                      __________     __________
                                       1,407,744      1,360,370
Construction work in progress             31,816         61,104
                                      __________     __________
                                       1,439,560      1,421,474
                                      __________     __________

Current Assets:
Cash                                       1,320          4,038
Temporary investments, at cost which
  approximates market                      2,593          2,734
Accounts receivable, net                  67,686         61,591
Accrued unbilled revenues                 30,484         38,774
Materials and supplies, at average
  cost                                    39,817         40,824
Fuel for electric generation, at
  average cost                            30,305         26,046
Gas stored underground, at average
  cost                                    13,167         14,335
Prepayments                               10,839          9,847
                                      __________     __________
                                         196,211        198,189
                                      __________     __________
Other Assets                              42,879         48,799
                                      __________     __________
                                      $1,678,650     $1,668,462
                                      ==========     ==========

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder's equity:
  Common stock, no par value,
    authorized 45,000,000 shares;
    outstanding 25,452,373 shares     $  121,282     $  121,282
  Retained earnings                      453,463        443,741
                                      __________     __________
                                         574,745        565,023
Preferred stock                           80,000         80,000
Long-term debt                           459,619        474,323
                                      __________     __________
                                       1,114,364      1,119,346
                                      __________     __________

Current Liabilities:
Long-term debt due within one year        15,000         20,000
Short-term borrowings                     14,985              -
Accounts payable                          53,900         55,931
Accrued wages                              9,833         12,720
Accrued taxes                             12,963         13,391
Accrued interest                           9,408          9,204
Other                                     31,488         34,895
                                      __________     __________
                                         147,577        146,141
                                      __________     __________

Deferred Credits:
Accumulated deferred income taxes        287,020        274,425
Investment tax credits                    55,595         58,962
Regulatory liabilities, net               74,094         69,588
                                      __________     __________
                                         416,709        402,975
                                      __________     __________
                                      $1,678,650     $1,668,462
                                      ==========     ==========



The accompanying notes to financial statements are an integral part of these statements.

                      CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                              STATEMENTS OF CASH FLOW



                                                Years Ended December 31,
                                           __________________________________
                                              1994        1993        1992
                                           __________  __________  __________
                                                     (in thousands)

OPERATING ACTIVITIES:
Net income                                 $  81,913   $  84,011   $  72,601
Adjustments to reconcile net income
  to net cash provided:
  Depreciation and amortization               80,596      77,647      74,154
  Allowance for equity funds used during
    construction (AFUDC)                        (630)     (1,459)     (2,162)
  Deferred income taxes, net                  14,146           7      16,407
  Investment tax credit amortization          (3,367)     (3,366)     (3,336)
Cash flows impacted by changes in assets
  and liabilities:
  Accounts receivable, net and accrued
    unbilled revenues                          2,195     (15,270)      4,542
  Fuel for electric generation                (4,259)      8,336       2,872
  Other inventories                            2,175      (4,450)       (667)
  Prepayments                                   (992)      3,305      23,585
  Other assets                                 5,920      14,033     (20,210)
  Accounts payable and other liabilities      (5,438)      6,106      17,641
  Accrued wages, taxes and interest           (3,111)      6,217      (5,197)
  Accumulated provision for revenue
    refunds                                        -           -     (75,449)
Other                                          1,129       4,815      (5,991)
                                           __________  __________  _________
  Net cash provided by operating
    activities                               170,277     179,932      98,790
                                           __________  __________  _________
INVESTING ACTIVITIES:
Construction expenditures, excluding
  AFUDC                                      (95,682)    (85,453)   (117,198)
Allowance for borrowed funds used during
  construction                                  (289)       (800)     (1,064)
Changes in temporary investments                 141        (156)     92,175
                                           __________  __________  _________
  Net cash used in investing activities      (95,830)    (86,409)    (26,087)
                                           __________  __________  _________

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt           -     195,000     199,000
Repayment of long-term debt                  (20,000)   (205,000)   (190,500)
Proceeds from issuance of preferred stock          -      42,500           -
Redemption of preferred stock                      -     (27,500)    (18,245)
Retirement of common stock                         -     (33,250)    (66,100)
Proceeds from issuance of (repayment of)
  short-term borrowings                       14,985     (17,393)     17,393
Dividends paid:
  Preferred stock                             (3,510)     (3,718)     (4,549)
  Common stock                               (68,600)    (33,500)          -
Issuance expense, discount and premium           (40)     (7,104)    (11,718)
                                           _________   _________   _________
  Net cash used in financing activities      (77,165)    (89,965)    (74,719)
                                           _________   _________   _________

Net increase (decrease) in cash               (2,718)      3,558      (2,016)
Cash at beginning of year                      4,038         480       2,496
                                           _________   _________   _________
Cash at end of year                        $   1,320   $   4,038   $     480
                                           =========   =========   =========
Supplemental disclosures of cash flow
  information:
Cash paid during the year for:
  Interest, net of amounts capitalized     $  30,693   $  30,909   $  38,382
  Income taxes                             $  39,829   $  48,367   $  12,150



The accompanying notes to financial statements are an integral part of these statements.

                      CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                          STATEMENTS OF RETAINED EARNINGS



                                                Years Ended December 31,
                                           __________________________________
                                              1994        1993        1992
                                           __________  __________  __________
                                                     (in thousands)

Balance, beginning of year                 $ 443,741   $ 398,235   $ 330,518
Add (deduct);
  Net income                                  81,913      84,011      72,601
  Dividends:
    Preferred stock                           (3,510)     (3,718)     (4,549)
    Common stock                             (68,600)    (33,500)          -
Other                                            (81)     (1,287)       (335)
                                           _________   _________   _________
Balance, end of year                       $ 453,463   $ 443,741   $ 398,235
                                           =========   =========   =========



The accompanying notes to financial statements are an integral part of these statements.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Central Illinois Public
Service Company:

We have audited the accompanying balance sheets of Central Illinois Public Service Company (an Illinois corporation and a wholly owned subsidiary of CIPSCO Incorporated) as of December 31, 1994 and 1993, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Public Service Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                           ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 27, 1995

                           Notes to Financial Statements



                  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The information contained in Note 1 of Notes to Consolidated Financial Statements on page 45 is incorporated herein by reference (except for the captions "Principles of Consolidation" and "Marketable Securities" which are not included herein).

                         2.  COMMITMENTS AND CONTINGENCIES

     The information contained in Note 2 of Notes to Consolidated Financial Statements on page 48 is incorporated herein by reference.

                               3.  LEVERAGED LEASES

     Not applicable.

                  4.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The information contained in Note 4 of Notes to Consolidated Financial Statements on page 52 is incorporated herein by reference.

                                5.  PREFERRED STOCK

     The information contained in Note 5 of Notes to Consolidated Financial Statements on page 56 is incorporated herein by reference.

                                       6.  COMMON SHAREHOLDERS EQUITY

Common Stock.  The authorized common stock, no par value, for CIPS was 45,000,000 shares as of December
31, 1994, 1993 and 1992.  All outstanding shares were exchanged with CIPS shareholders for CIPSCO
Incorporated stock on October 1, 1990.  During 1992 and for the first half of 1993, CIPSCO Incorporated which holds all CIPS common shares, had been retiring CIPS shares as detailed in the table below:

                                    Number of Shares Outstanding              Amounts (in thousands)
                               ______________________________________    _____________________________
                                  1994          1993           1992        1994        1993       1992
                               __________    __________    __________    ________    ________   ________
Balance, beginning of year     25,452,373    26,336,718    28,410,703    $121,282    $154,532   $220,632
Common stock retired                    -      (884,345)   (2,073,985)          -     (33,250)   (66,100)
Other                                   -             -             -           -           -          -
                               __________    __________    __________     _______     _______     ______

Balance, end of year           25,452,373    25,452,373    26,336,718     $121,282   $121,282   $154,532
                               ==========    ==========    ==========      =======    =======    =======

















Retained Earnings. CIPS is subject to restrictions on the use of retained earnings for cash dividends on common stock applicable to all corporations under the Illinois Business Corporation Act, as well as those contained in its mortgage indenture and articles of incorporation. At December 31, 1994, 1993 and 1992, no amount of retained earnings was restricted.

                   7.  LINES OF CREDIT AND SHORT-TERM BORROWINGS

     CIPS has arrangements for bank lines of credit which totaled $72.8 million at December 31, 1994. CIPS compensates banks for lines of credit totaling $60 million. The bank lines of credit are for corporate purposes including the support of any commercial paper borrowings. At December 31, 1994 there were no short-term borrowings from the lines of credit at CIPS, however, CIPS did have $15.0 million in commercial paper outstanding.

                                8.  LONG-TERM DEBT

     The information contained in Note 8 of Notes to Consolidated Financial
Statements on page 58 is incorporated herein by reference.

                      9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value at December 31, 1994 and 1993 of each class of financial instruments for which it is practicable to make such estimates.

Cash and Temporary Investments - The carrying amounts approximate fair value because of the short-term maturity of these instruments.

Short-Term Borrowings - The carrying amounts approximate fair value due to their short-term maturities.

Preferred Stock - The fair value was estimated using market values provided by independent pricing services.

Long-Term Debt - The fair value was estimated using market values provided by independent pricing services.

The estimated fair value of CIPS' financial instruments as of December 31, are shown below:

                                     1994                   1993
                              _________________      _________________
                              Carrying     Fair      Carrying    Fair
                               Value       Value      Value      Value
                              ________     _____     ________    _____
                                             (in thousands)

Preferred Stock               $ 80,000    $ 52,684   $ 80,000   $ 68,403
Long-Term Debt                 459,619     447,323    474,323    504,478


                                 10.  INCOME TAXES

     CIPS uses the liability method of accounting for deferred income taxes in compliance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective January 1, 1993.
     Income tax expense includes provisions for deferred taxes to reflect the effect of temporary differences between the time certain costs are recorded for financial reporting and when they are deducted for income tax return purposes.
As temporary differences reverse, the related accumulated deferred income taxes and a portion of the regulatory assets and liabilities are also reversed.
Investment tax credits have been deferred and will continue to be credited to income over the lives of the related property.
   The components of federal and state income tax provisions and investment tax credits at December 31, were:

                                           1994        1993        1992
                                         ________    ________    ________
                                                  (in thousands)

Current - - Federal                     $ 32,826     $ 42,422    $  6,859
        - - State                          5,271        8,019        (749)
                                         _______      _______     _______
                                          38,097       50,441       6,110
                                         _______      _______     _______

Deferred - - Federal                      10,084        1,483      26,551
         - - State                         3,106          191       7,447
                                         _______      _______     _______
                                          13,190*       1,674*     33,998*
                                         _______      _______     _______

Amortization of invest-
  ment tax credits                        (3,367)      (3,366)     (3,336)
                                         _______      _______     _______
  Total                                   47,920       48,749      36,772
                                         _______      _______     _______

Nonoperating income taxes:
  Current                                    687        1,119       2,411
  Deferred                                   (84)        (488)        578
                                         _______      _______     _______
                                             603          631       2,989
                                         _______      _______     _______
Total income taxes                      $ 48,523     $ 49,380    $ 39,761
                                         =======      =======     =======







                                           1994         1993         1992
                                         ________     ________     ________
                                                  (in thousands)

 *Detail of Deferred Taxes:
  Excess of tax depreciation and
    amortization over book              $  6,517      $  5,785     $  5,566
  Revenue refunds                              -             -       29,526
  Deferred fuel cost                         484        (2,782)      (2,921)
  Deferred environmental site
    cleanup costs                          5,190       (11,811)          62
  Alternative minimum tax credit
    carryforward                               -         4,449       (4,449)
  Cost of removal                          2,137         1,863        3,108
  Unamortized loss on reacquired debt       (460)        1,082        3,561
  Miscellaneous                             (678)        3,088         (455)
                                         _______       _______      _______
     Total                              $ 13,190      $  1,674     $ 33,998
                                         =======       =======      =======

     Reconciliations with statutory federal income tax rates at December 31 were:

                                           1994        1993        1992
                                         ________    ________    ________

Effective income tax rate                  37.2%       37.0%       35.4%
Amortization of investment tax credits      2.6         2.5         3.0
Tax exempt interest and dividends            .7          .7         1.3
State income tax rate, net of federal
  income tax benefit                       (4.2)       (4.0)       (4.2)
Other, net                                 (1.3)       (1.2)       (1.5)
                                           ____        ____        ____
Statutory federal income tax rate          35.0%       35.0%       34.0%
                                           ====        ====        ====

















     The components of deferred income taxes at December 31, 1994 and 1993 are:

                                                       1994        1993
                                                     ________     ________
                                                        (in thousands)

Accumulated deferred income tax
  liabilities related to:
  Depreciable property                               $315,364     $310,722
  Investment tax credits                              (22,164)     (23,500)
  Regulatory liabilities, net                         (27,742)     (27,423)
  Other                                                21,562       14,626
                                                      _______      _______
Accumulated deferred income taxes
 per balance sheet                                   $287,020     $274,425
                                                      =======      =======

Deferred tax assets (included in
  prepayments)                                       $  7,016     $  5,977
                                                      =======      =======


                       11.  DERIVATIVE FINANCIAL INSTRUMENTS

     Not applicable.

                     12.  REVENUES COLLECTED SUBJECT TO REFUND

     The information contained in Note 12 of Notes to Consolidated Financial
Statements on page 64 is incorporated herein by reference.






















                             13.  SEGMENTS OF BUSINESS

     CIPS is a public utility engaged in the sale of electricity which it generates, transmits and distributes. CIPS also sells natural gas, which it purchases from producers and suppliers and distributes through its system, and transports customer-owned natural gas. The following is a summary of operations:

                                          Years Ended December 31,
                                     _________________________________
                                      1994          1993          1992
                                     ______        ______        ______
                                               (in thousands)
OPERATING INFORMATION

Electric operations:
  Operating revenues              $  697,458     $  688,849     $  595,642
  Operating expenses, excluding
    provision for income taxes       550,388        534,070        472,414
                                   _________      _________      _________
  Pretax operating income            147,070        154,779        123,228
                                   _________      _________      _________

Gas operations:
  Operating revenues                 138,424        145,707        133,760
  Operating expenses, excluding
    provision for income taxes       126,896        138,086        122,844
                                   _________      _________      _________
  Pretax operating income             11,528          7,621         10,916
                                   _________      _________      _________

    Total                            158,598        162,400        134,144
                                   _________      _________      _________

Plus other income and deductions       4,146          4,460         10,151
Less interest charges                 32,911         34,100         34,922
Less income taxes                     47,920         48,749         36,772
Less preferred dividends               3,510          3,718          4,549
                                   _________       ________      _________

Earnings for common stock         $   78,403     $   80,293     $   68,052
                                   =========      =========      =========

Depreciation expense:
  Electric                        $   74,496     $   71,876     $   68,902
  Gas                                  6,100          5,771          5,252
                                   _________       ________      _________

    Total                         $  80,596      $   77,647     $   74,154
                                   =========      =========      =========


INVESTMENT INFORMATION

Identifiable assets:
  Electric                        $1,469,601     $1,459,073     $1,443,578
  Gas                                176,788        177,857        188,321
  Temporary investments                2,593          2,734          2,578
  Corporate                           29,668         28,798         10,582
                                   _________      _________      _________
    Total                         $1,678,650     $1,668,462     $1,645,059
                                   =========      =========      =========

Construction expenditures:
  Electric                        $   82,673     $   76,956     $  103,023
  Gas                                 13,928         10,756         17,401
                                   _________      _________      _________
    Total                         $   96,601     $   87,712     $  120,424
                                   =========      =========      =========



































                 14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The fluctuations in the quarterly results are due to the seasonal nature of the electric and gas utility business.


                                     Total          Total         Earnings
                                   Operating      Operating      for Common
Quarters                           Revenues        Income          Stock
________                           _________      _________      __________
                                               (in thousands)
  1994
    First                          $223,436       $ 20,665       $ 12,544
    Second                          200,406         26,288         18,307
    Third                           213,922         40,996         33,013
    Fourth                          198,118         22,729         14,539

  1993
    First                          $209,548       $ 24,726       $ 15,774
    Second                          187,385         20,093         11,610
    Third                           232,104         46,204         38,172
    Fourth                          205,519         22,628         14,737






























Item 9.   Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure.

          None for CIPSCO or CIPS.

                                     PART III

Item 10.  Directors and Executive Officers of the Registrants.

                                      CIPSCO

     The information required by Item 10 relating to each person who is a nominee for election as director at CIPSCO's 1995 Annual Meeting of Shareholders is to be set forth in CIPSCO's definitive proxy statement (the
"CIPSCO Proxy Statement") to be filed with the Securities and Exchange
Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with CIPSCO's 1995 Annual Meeting of Shareholders. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Director Information" in the CIPSCO Proxy
Statement. Information required by Item 10 relating to executive officers of CIPSCO is set forth under a separate caption "Executive Officers of CIPSCO" in
Part I hereof.

                                       CIPS

     The information required by Item 10 relating to each person who is a nominee for election as director at CIPS' 1995 Annual Meeting of Shareholders is to be set forth in CIPS' definitive proxy statement (the "CIPS Proxy
Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with CIPS' Annual Meeting of Shareholders. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors
- -- Director Information" in the CIPS Proxy Statement.  Information required by
Item 10 relating to executive officers of CIPS is set forth under a separate caption "Executive Officers of CIPS" in Part I hereof.

















Item 11.  Executive Compensation.

                                      CIPSCO

     The information required by Item 11 is to be set forth in the CIPSCO Proxy
Statement. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Executive
Compensation" and -- "Directors' Compensation" appearing in the CIPSCO Proxy
Statement; provided, however, that no part of the information appearing under the portion of the CIPSCO Proxy Statement entitled "Election of Directors --
Compensation Committee Report on Executive Compensation" or -- "Performance
Graph" is deemed to be filed as part of this Form 10-K Annual Report.

                                       CIPS

     The information required by Item 11 is to be set forth in the CIPS Proxy
Statement. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Executive
Compensation" and -- "Directors' Compensation" appearing in the CIPS Proxy
Statement; provided, however, that no part of the information appearing under the portion of the CIPS Proxy Statement entitled "Election of Directors --
Compensation Committee Report on Executive Compensation" or -- "Performance
Graph" is deemed to be filed as part of this Form 10-K Annual Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                                      CIPSCO

     The information required by Item 12 is to be set forth in the CIPSCO Proxy
Statement. Such information is incorporated herein by reference to the material appearing under the captions "Voting Securities Beneficially Owned by Principal Holders, Directors, Nominees and Executive Officers" and "Election of
Directors -- Director Information" appearing in the CIPSCO Proxy Statement.

                                       CIPS

     The information required by Item 12 is to be set forth in the CIPS Proxy
Statement. Such information is incorporated herein by reference to the material appearing under the captions "Voting Securities Beneficially Owned by Principal Holders, Directors, Nominees and Executive Officers" and "Election of
Directors -- Director Information" appearing in the CIPS Proxy Statement.











Item 13.  Certain Relationships and Related Transactions.

                                  CIPSCO AND CIPS

     CIPSCO is the parent company of CIPS.  At December 31, 1994, CIPSCO owned
100% of the common stock of CIPS (representing 96% of the voting shares of CIPS). There are situations where CIPS interacts with its affiliated companies through the use of shared facilities, common employees and other business relationships. In these situations, CIPS receives payment in accordance with regulatory requirements for the services provided to affiliated companies.

     Each individual who is a member of the Board of Directors of CIPSCO is also a member of the Board of Directors of CIPS. Each of the officers of CIPSCO is also an officer of CIPS.


                                      PART IV

                                  CIPSCO AND CIPS


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                              Page of this
                                                               Report on
                                                               Form 10-K
                                                              _____________
                                                              CIPSCO   CIPS
                                                              ______   ____
(a) 1.  Financial statements
      Statements of Income for the years ended
      December 31, 1994, 1993 and 1992. . . . . . . . . . .     37      67
      Balance Sheets - December 31, 1994 and 1993 . . . . .     39      69
      Statements of Cash Flows for the years ended
      December 31, 1994, 1993 and 1992. . . . . . . . . . .     41      71
      Statements of Retained Earnings for the years
      ended December 31, 1994, 1993 and 1992. . . . . . . .     43      73
      Report of Independent Public Accountants. . . . . . .     44      74
      Notes to Financial Statements . . . . . . . . . . . .     45      75

(a) 2.  Schedules supporting financial statements                -       -

        All Financial Statement Schedules have been omitted as not applicable or not required or because the information required to be shown therein is included in the financial statements or notes thereto.





                                                              Applicable to
                                                              Form 10-K of
                                                              _____________
                                                              CIPSCO   CIPS
                                                              ______   ____
(a) 3.  Exhibits

      3.01  Amended and Restated Articles of Incorporation
          of CIPSCO.  (Exhibit 3.01 filed with CIPSCO's
          1990 Annual Report on Form 10-K.)  Incorporated
          by Reference.                                         X

      3.02  Restated Articles of Incorporation of CIPS.
          (Exhibit 3(b) filed with CIPS' Form 10-Q for
          the quarter ended March 1994).  Incorporated
          by Reference.                                                 X

      3.03  Bylaws of CIPSCO (Exhibit 3.02 filed with CIPSCO's
          1993 Annual Report on Form 10-K).  Incorporated
          by Reference.                                         X

      3.04  Bylaws of CIPS (Exhibit 3(c) filed with CIPS' Form
          10-Q for the quarter ended March 1994).
          Incorporated by Reference.                                    X




























                                                              Applicable to
                                                              Form 10-K of
                                                              _____________
                                                              CIPSCO   CIPS
                                                              ______   ____

    4   Indenture of Mortgage or Deed of Trust dated October
       1, 1941, from CIPS to Continental Illinois
       National Bank and Trust Company of Chicago and
       Edmond B. Stofft, as Trustees.  (Exhibit 2.01 in
       File No. 2-60232.)  Supplemental Indentures dated,
       respectively September 1, 1947, January 1, 1949,
       February 1, 1952, September 1, 1952, June 1, 1954,
       February 1, 1958, January 1, 1959, May 1, 1963,
       May 1, 1964, June 1, 1965, May 1, 1967, April 1,
       1970, April 1, 1971, September 1, 1971, May 1,
       1972, December 1, 1973, March 1, 1974, April 1,
       1975, October 1, 1976, November 1, 1976, October
       1, 1978, August 1, 1979, February 1, 1980,
       February 1, 1986, May 15, 1992, July 1, 1992,
       September 15, 1992 and April 1, 1993, between
       CIPS and the Trustees under the Indenture of
       Mortgage or Deed of Trust referred to above
       (Amended Exhibit 7(b) in File No. 2-7341;
       Second Amended Exhibit 7.03 in File No. 2-7795;
       Second Amended Exhibit 4.07 in File No. 2-9353;
       Amended Exhibit 4.05 in file No. 2-9802; Amended
       Exhibit 4.02 in File No. 2-10944; Amended Exhibit
       2.02 in File No. 2-13866; Amended Exhibit 2.02
       in File No. 2-14656; Amended Exhibit 2.02 in File
       No. 2-21345; Amended Exhibit 2.02 in File No.
       2-22326; Amended Exhibit 2.02 in File No.
       2-23569; Amended Exhibit 2.02 in File No. 2-26284;
       Amended Exhibit 2.02 in File No. 2-36388; Amended
       Exhibit 2.02 in File No. 2-39587; Amended
       Exhibit 2.02 in File No. 2-41468; Amended
       Exhibit 2.02 in File No. 2-43912; Exhibit 2.03
       in File No. 2-60232; Amended Exhibit 2.02 in
       File No. 2-50146; Amended Exhibit 2.02 in File
       No. 2-52886; Second Amended Exhibit 2.04 in
       File No. 2-57141; Amended Exhibit 2.04 in File
       No. 2-57557; Amended Exhibit 2.06 in File No.
       2-62564; Exhibit 2.02(a) in File No. 2-65914;
       Amended Exhibit 2.02(a) in File No. 2-66380;
       and Amended Exhibit 4.02 in File No. 33-3188;
       Exhibit 4.02 to Form 8-K dated May 15, 1992;
       Exhibit 4.02 to Form 8-K dated July 1, 1992;
       Exhibit 4.02 to Form 8-K dated September 15,
       1992; Exhibit 4.02 to Form 8-K dated March 30,
       1993.)  Incorporated by reference.                    X        X


                                                               Applicable to
                                                               Form 10-K of
                                                            ___________________
                                                            CIPSCO CIPS PAGE(S)
                                                            ______ ____ _______
Exhibits (Continued)

10.01   Form of Deferred Compensation Agreement for
        Directors (Exhibit 10.01 filed with CIPSCO's
        and CIPS' 1990 Annual Report on Form 10-K)
        Incorporated by Reference. . . . . . . . . . . . .    X     X     -

10.02   Amended Form of Deferred Compensation Agreement
        for Directors (Exhibit 10.02 filed with CIPSCO's
        and CIPS' 1993 Annual Report on Form 10-K)
        Incorporated by Reference. . . . . . . . . . . . .    X     X     -

10.03   Form of Special Executive Retirement Plan
        (Exhibit 10.03 filed with CIPSCO's and CIPS'
        1990 Annual Report on Form 10-K) Incorporated
        by Reference . . . . . . . . . . . . . . . . . . .    X     X     -

10.04   Amendment to Form of Special Executive
        Retirement Plan (Exhibit 10.04 filed with
        CIPSCO's and CIPS' 1993 Annual Report on Form
        10-K) Incorporated by Reference. . . . . . . . . .    X     X     -

10.05   Form of Management Continuity Agreement. . . . . .    X     X   94-112

10.06   Form of Director's Retirement Income Plan
        (Exhibit 10.06 filed with CIPSCO's and CIPS'
        1990 Annual Report on Form 10-K) Incorporated
        by Reference . . . . . . . . . . . . . . . . . . .    X     X     -

10.07   Form of Excess Benefit Retirement Plan (Exhibit
        10.07 filed with CIPSCO's and CIPS' 1990 Annual
        Report on Form 10-K) Incorporated by Reference . .    X     X     -

10.08   Amendment to Form of Excess Benefit Retirement
        Plan (Exhibit 10.08 filed with CIPSCO's and
        CIPS' 1993 Annual Report on Form 10-K)
        Incorporated by Reference. . . . . . . . . . . . .    X     X     -

10.09   Form of Management Incentive Plan (Exhibit
        10.09 filed with CIPSCO's and CIPS' 1990
        Annual Report on Form 10-K) Incorporated by
        Reference. . . . . . . . . . . . . . . . . . . . .    X     X     -





                                                               Applicable to
                                                               Form 10-K of
                                                            ___________________
                                                            CIPSCO CIPS PAGE(S)
                                                            ______ ____ _______
Exhibits (Continued)

10.10   Form of Excess Benefit Plan . . . . . . . . . . .    X     X    113-127

10.11   Form of Special Executive Retirement Plan . . . .    X     X    128-145

12.01   Computation of Ratio of Earnings to Fixed
        Charges - CIPSCO. . . . . . . . . . . . . . . . .    X          146-147

12.02   Computation of Ratio of Earnings to Fixed
        Charges - CIPS. . . . . . . . . . . . . . . . . .          X    148-149

21      Subsidiaries of CIPSCO and CIPS . . . . . . . . .    X     X        150

23.01   Consent of Independent Public Accountants -
        CIPSCO. . . . . . . . . . . . . . . . . . . . . .    X              151

23.02   Consent of Independent Public Accountants -
        CIPS. . . . . . . . . . . . . . . . . . . . . . .          X        152

24.01   Powers of Attorney - CIPSCO . . . . . . . . . . .    X          153-159

24.02   Powers of Attorney - CIPS.  . . . . . . . . . . .          X    160-166

27.1    Financial Data Schedule of CIPSCO*. . . . . . . .    X             -

27.2    Financial Data Schedule of CIPS*. . . . . . . . .          X       -

99.01   Description of Capital Stock - CIPSCO . . . . . .    X          167-169

99.02   Description of Capital Stock - CIPS.  . . . . . .          X    170-171

     Exhibits 10.01 through 10.11 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) hereof.

 * Included in electronic filing only.

     The following instruments defining the rights of holders of certain unregistered long-term debt of CIPS have not been filed with the Securities and Exchange Commission but will be furnished upon request.






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

     CIPSCO

         None.

     CIPS

         None.


















                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CIPSCO Incorporated
                                                     (Registrant)


                                      By       /s/   C. L. GREENWALT
                                         _____________________________________
                                                    C. L. Greenwalt
                                         President and Chief Executive Officer
Date:  March 3, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

     Signature                             Title

Principal Executive Officer:

/s/  C. L. GREENWALT
C. L. GREENWALT                  President and Chief Executive Officer
                                   and Director

Principal Financial Officer:

/s/  R. W. JACKSON
R. W. JACKSON                    Senior Vice President, Chief Financial
                                   Officer, Secretary, Director and as
                                   Attorney-in-Fact*

Principal Accounting Officer:

/s/  J. C. FIAUSH
J. C. FIAUSH                     Controller, Chief Accounting Officer
                                   and Assistant Treasurer

WILLIAM J. ALLEY*                Director
JOHN L. HEATH*                   Director
GORDON R. LOHMAN*                Director
HANNE M. MERRIMAN*               Director
DONALD G. RAYMER*                Director
THOMAS L. SHADE*                 Director
JAMES W. WOGSLAND*               Director

Date:  March 3, 1995


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

                                      CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                                     (Registrant)


                                      By       /s/  C. L. GREENWALT
                                         _____________________________________
                                                    C. L. Greenwalt
                                         President and Chief Executive Officer
Date:  March 3, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

     Signature                             Title

Principal Executive Officer:

/s/  C. L. GREENWALT
C. L. GREENWALT                  President and Chief Executive Officer
                                   and Director

Principal Financial Officer:

/s/  R. W. JACKSON
R. W. JACKSON                    Senior Vice President and Secretary, Director
                                   and as Attorney-in-Fact*

Principal Accounting Officer:

/s/  J. C. FIAUSH
J. C. FIAUSH                     Controller

WILLIAM J. ALLEY*                Director
JOHN L. HEATH*                   Director
GORDON R. LOHMAN*                Director
HANNE M. MERRIMAN*               Director
DONALD G. RAYMER*                Director
THOMAS L. SHADE*                 Director
JAMES W. WOGSLAND*               Director

Date:  March 3, 1995



