Form 10-Q
period 1995-03-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1995-05-02
CIK 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1995

                               OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           Of THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ........ to ........


Commission  Registrant; State of Incorporation; I.R.S. Employer
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


CIPSCO INCORPORATED   Common stock, no par value, 34,069,542
                      shares outstanding at April 30, 1995

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                      Common stock no par value, 25,452,373
                      shares outstanding and held by
                      CIPSCO INCORPORATED at April 30, 1995

                            CIPSCO INCORPORATED
                                    AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
              FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995

                                 CONTENTS


                                                       Page No.
                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         CIPSCO INCORPORATED

           Consolidated Statements of Income               4

           Consolidated Balance Sheets                     6

           Consolidated Statements of Cash Flows           8

         CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

           Statements of Income                           10

           Balance Sheets                                 12

           Statements of Cash Flows                       14

         CONDENSED NOTES TO FINANCIAL STATEMENTS of
             CIPSCO Incorporated and Central Illinois
             Public Service Company                    16 - 20

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations
           CIPSCO Incorporated and Central Illinois
           Public Service Company                      20 - 25

                        PART II.  OTHER INFORMATION

Item 5.  Other Information                             26 - 27

Item 6.  Exhibits and Reports on Form 8-K                 27

Signatures                                             28 - 29

Exhibit Index                                             30

Exhibit 12    Ratio of Earnings to Fixed Charges
              and Ratio of Earnings to Fixed
              Charges plus Preferred Stock Dividend
              Requirements Before Income Taxes (CIPS)     31

Exhibit 27    Financial Data Schedule for CIPSCO          -
              Financial Data Schedule for CIPS            -

The unaudited interim financial statements presented herein include the consolidated statements of CIPSCO Incorporated and Subsidiaries ("Company") as well as separate financial statements for Central Illinois Public Service Company ("CIPS"). The unaudited statements have been prepared by the Company and CIPS, respectively, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company and CIPS believe the disclosures are adequate to make the information presented not misleading. Both the Company's consolidated financial statements and the CIPS financial statements should be read in conjunction with the financial statements and notes thereto included in the combined Annual Report on Form 10-K of CIPSCO Incorporated and CIPS for the year ended December 31, 1994.

In the opinion of the Company and CIPS, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the effect of weather and other factors which are characteristic of CIPS' utility operations, financial results for the periods ended March 31, 1995 and 1994 are not necessarily indicative of trends for any twelve-month period.

This financial and other information is not given in connection with any sale or offer to buy any security.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                       CIPSCO INCORPORATED AND SUBSIDIARIES
                        Consolidated Statements of Income
                  For the Periods Ended March 31, 1995 and 1994
                     (in thousands except per share amounts)
                                   (unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                        ___________________

                                                           1995      1994
                                                        _________ _________
Operating Revenues:
  Electric.........................                     $153,188  $159,332
  Gas..............................                       55,687    64,094
  Investment.......................                        1,587     2,196
                                                        ________  ________

     Total operating revenues......                      210,462   225,622
                                                        ________  ________
Operating Expenses:
  Fuel for electric generation.....                       50,878    53,679
  Purchased power..................                        7,106     9,949
  Gas costs........................                       34,131    42,602
  Other operation..................                       41,526    37,864
  Maintenance......................                       12,205    14,595
  Depreciation and amortization....                       20,601    20,412
  Taxes other than income taxes....                       15,763    16,230
                                                        ________  ________

     Total operating expenses......                      182,210   195,331
                                                        ________  ________

Operating Income...................                       28,252    30,291
                                                        ________  ________

Interest and Other Charges:
  Interest on long-term debt of
  subsidiary.......................                        8,138     8,351
  Other interest charges...........                          399       (20)
  Allowance for funds used during
  construction.....................                         (186)      (23)
  Preferred stock dividends of
  subsidiary.......................                          968       828
  Miscellaneous, net...............                         (315)   (1,119)
                                                        ________  ________

     Total interest and other
     charges.......................                        9,004     8,017
                                                        ________  ________

Income Before Income Taxes.........                       19,248    22,274
                                                        ________  ________

Income Taxes.......................                        6,680     8,515
                                                        ________  ________

Net Income.........................                     $ 12,568  $ 13,759
                                                        ========  ========

Average Shares of Common Stock
Outstanding........................                       34,070    34,108

Earnings per Average Share of
Common Stock.......................                        $ .37     $ .40



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                        Consolidated Balance Sheets
                   March 31, 1995 and December 31, 1994
                              (in thousands)


                                        March 31,   December 31,
                                          1995         1994
                                      ___________   ____________
                                      (unaudited)

              ASSETS

Utility Plant, at original cost:
  Electric..........................  $2,265,783    $2,264,930
  Gas...............................     221,441       220,347
                                      __________    __________

                                       2,487,224     2,485,277
  Less-Accumulated depreciation.....   1,088,048     1,077,533
                                      __________    __________

                                       1,399,176     1,407,744
  Construction work in progress.....      34,658        31,816
                                      __________    __________

                                       1,433,834     1,439,560
                                      __________    __________
Current Assets:
  Cash..............................         881         1,963
  Temporary investments, at cost
  which approximates market.........      21,708         5,875
  Accounts receivable, net..........      56,563        67,579
  Accrued unbilled revenues.........      18,052        30,484
  Materials and supplies, at average
  cost..............................      40,849        39,817
  Fuel for electric generation, at
  average cost......................      34,185        30,305
  Gas stored underground, at average
  cost..............................       7,557        13,167
  Prepayments.......................      12,246        10,925
                                      __________    __________

                                         192,041       200,115
                                      __________    __________

Investments and Other Assets:
  Investment in marketable
  securities........................      48,029        43,929
  Investment in leveraged leases....      50,947        49,933
  Other.............................      44,761        43,820
                                      __________    __________

                                         143,737       137,682
                                      __________    __________
                                      $1,769,612    $1,777,357
                                      ==========    ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity.......  $  644,721    $  649,230
  Unrealized investment losses,
  net...............................        (677)       (1,617)
  Preferred stock of subsidiary.....      80,000        80,000
  Long-term debt of subsidiary......     459,695       459,619
                                      __________    __________

                                       1,183,739     1,187,232
                                      __________    __________

Current Liabilities:
  Long-term debt of subsidiary due
  within one year...................      15,000        15,000
  Short-term borrowings.............           -        14,985
  Accounts payable..................      46,553        54,021
  Accrued wages.....................      12,981         9,833
  Accrued taxes.....................      20,532        12,629
  Accrued interest..................       8,451         9,408
  Other.............................      42,922        31,488
                                      __________    __________

                                         146,439       147,364
                                      __________    __________

Deferred Credits:
  Accumulated deferred income taxes.     312,412       313,072
  Investment tax credits............      54,755        55,595
  Regulatory liabilities, net.......      72,267        74,094
                                      __________    __________

                                         439,434       442,761
                                      __________    __________

                                      $1,769,612    $1,777,357
                                      ==========    ==========

The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
               For the Periods Ended March 31, 1995 and 1994
                              (in thousands)
                                (unaudited)


                                            Three Months Ended
                                                 March 31,
                                           ______________________

                                              1995        1994
                                           __________  __________
Operating Activities:
  Net income.............................. $  12,568   $  13,759
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    20,601      20,412
    Allowance for equity funds used during
    construction (AFUDC)..................      (171)        (16)
    Deferred income taxes, net............    (1,376)      3,330
    Investment tax credit amortization....      (840)       (842)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable, net and accrued
    unbilled revenues.....................    23,448       1,453
    Fuel for electric generation..........    (3,880)      4,558
    Other inventories.....................     4,578       6,549
    Prepayments...........................    (1,321)        245
    Other assets..........................      (941)      3,743
    Accounts payable and other............     3,966         343
    Accrued wages, taxes and interest.....    10,094       5,484
  Other...................................    (1,105)       (434)
                                           _________   _________
    Net cash provided by operating
    activities............................    65,621      58,584
                                           _________   _________
Investing Activities:
  Utility construction expenditures,
  excluding AFUDC.........................   (14,648)    (12,677)
  Allowance for borrowed funds used
  during construction.....................       (14)         (7)
  Change in temporary investments.........   (15,833)    (31,472)
  Long-term investment in marketable
  securities..............................    (3,160)       (707)
  Long-term investment in leveraged
  leases..................................    (1,014)       (985)
                                           _________   _________
    Net cash used in investing activities.   (34,669)    (45,848)
                                           _________   _________

Financing Activities:
  Common stock dividends paid.............   (17,035)    (16,713)
  Repayment of short-term borrowings......   (14,985)          -
  Issuance expense, discount and premium..       (14)         25
                                           _________   _________

    Net cash used in financing activities.   (32,034)    (16,688)
                                           _________   _________

  Net decrease in cash....................    (1,082)     (3,952)
  Cash at beginning of period.............     1,963       4,630
                                           _________   _________
  Cash at end of period................... $     881   $     678
                                           =========   =========

Supplemental Disclosures of Cash Flow
  Information

  Cash paid during the period for:
    Interest, net of amounts capitalized.. $   8,681   $   8,195
    Income taxes..........................     2,700       3,475



The accompanying condensed notes to financial statements are an integral part of these statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               Statements of Income
                  For the Periods Ended March 31, 1995 and 1994
                                  (in thousands)
                                   (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                        __________________
                                                          1995      1994
                                                        ________  ________
Operating Revenues:
  Electric.........................                     $153,195  $159,341
  Gas..............................                       55,688    64,095
                                                        ________  ________

     Total operating revenues......                      208,883   223,436
                                                        ________  ________
Operating Expenses:
  Fuel for electric generation.....                       50,878    53,679
  Purchased power..................                        7,106     9,949
  Gas costs........................                       34,131    42,602
  Other operation..................                       41,138    37,482
  Maintenance......................                       12,204    14,593
  Depreciation and amortization....                       20,481    20,307
  Taxes other than income taxes....                       15,751    16,216
  Income taxes:
    Current........................                        9,507     8,410
    Deferred, net..................                       (2,342)      375
    Deferred investment tax
    credits, net...................                         (840)     (842)
                                                        ________  ________

     Total operating expenses......                      188,014   202,771
                                                        ________  ________

Operating Income...................                       20,869    20,665
                                                        ________  ________
Other Income and Deductions:
  Allowance for equity funds used
  during construction..............                          171        16
  Nonoperating income taxes........                         (267)     (314)
  Miscellaneous, net...............                          515     1,332
                                                        ________  ________
     Total other income and
     deductions....................                          419     1,034
                                                        ________  ________

Income Before Interest Charges.....                       21,288    21,699
                                                        ________  ________

Interest Charges:
  Interest on long-term debt.......                        8,138     8,351
  Other interest charges...........                          393       (17)
  Allowance for borrowed funds used
  during construction..............                          (14)       (7)
                                                        ________  ________

      Total interest charges.......                        8,517     8,327
                                                        ________  ________

Net Income.........................                       12,771    13,372
Preferred Stock Dividends..........                          968       828
                                                        ________  ________

Earnings for Common Stock..........                     $ 11,803  $ 12,544
                                                        ========  ========



The accompanying condensed notes to financial statements are an integral part of these statements.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                              Balance Sheets
                   March 31, 1995 and December 31, 1994
                              (in thousands)


                                     March 31,    December 31,
                                       1995           1994
                                    ___________   ____________
                                    (unaudited)

              ASSETS

Utility Plant, at original cost:
  Electric......................... $2,265,783    $2,264,930
  Gas..............................    221,441       220,347
                                    __________    __________

                                     2,487,224     2,485,277
  Less-Accumulated depreciation....  1,088,048     1,077,533
                                    __________    __________

                                     1,399,176     1,407,744
  Construction work in progress....     34,658        31,816
                                    __________    __________

                                     1,433,834     1,439,560
                                    __________    __________

Current Assets:
  Cash.............................        676         1,320
  Temporary investments, at cost
  which approximates market........     20,708         2,593
  Accounts receivable, net.........     56,686        67,686
  Accrued unbilled revenues........     18,052        30,484
  Materials and supplies, at average
  cost.............................     40,849        39,817
  Fuel for electric generation, at
  average cost.....................     34,185        30,305
  Gas stored underground, at average
  cost.............................      7,557        13,167
  Prepayments......................     12,196        10,839
                                    __________    __________

                                       190,909       196,211
                                    __________    __________

Other Assets.......................     43,849        42,879
                                    __________    __________

                                    $1,668,592    $1,678,650
                                    ==========    ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholder's equity...... $  569,006    $  574,745
  Preferred stock..................     80,000        80,000
  Long-term debt...................    459,695       459,619
                                    __________    __________

                                     1,108,701     1,114,364
                                    __________    __________

Current Liabilities:
  Long-term debt due within one
  year.............................     15,000        15,000
  Short-term borrowings............          -        14,985
  Accounts payable.................     46,286        53,900
  Accrued wages....................     12,981         9,833
  Accrued taxes....................     21,835        12,963
  Accrued interest.................      8,451         9,408
  Other............................     42,921        31,488
                                    __________    __________

                                       147,474       147,577
                                    __________    __________
Deferred Credits:
  Accumulated deferred income
  taxes............................    285,395       287,020
  Investment tax credits...........     54,755        55,595
  Regulatory liability, net........     72,267        74,094
                                    __________    __________

                                       412,417       416,709
                                    __________    __________

                                    $1,668,592    $1,678,650
                                    ==========    ==========



The accompanying condensed notes to financial statements are an integral part of these statements.

                  Central Illinois Public Service Company
                         Statements of Cash Flows
               For the Periods Ended March 31, 1995 and 1994
                              (in thousands)
                                (unaudited)


                                            Three Months Ended
                                                 March 31,
                                           ______________________

                                              1995        1994
                                           __________  __________

Operating Activities:
  Net income.............................. $  12,771   $  13,372
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    20,481      20,307
    Allowance for equity funds used during
    construction (AFUDC)..................      (171)        (16)
    Deferred income taxes, net............    (2,342)      1,806
    Income tax credit amortization........      (840)       (842)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable, net and accrued
    unbilled revenues.....................    23,432       1,457
    Fuel for electric generation..........    (3,880)      4,558
    Other inventories.....................     4,578       6,549
    Prepayments...........................    (1,357)        (27)
    Other assets..........................      (970)      3,641
    Accounts payable and other............     3,819        (144)
    Accrued wages, taxes and interest.....    11,063       6,544
  Other...................................      (984)       (330)
                                           _________   _________
    Net cash provided by operating
    activities............................    65,600      56,875
                                           _________   _________
Investing Activities:
  Construction expenditures, excluding
  AFUDC...................................   (14,648)    (12,677)
  Allowance for borrowed funds used during
  construction............................       (14)         (7)
  Changes in temporary investments........   (18,115)    (29,871)
                                           _________   _________
    Net cash used in investing activities.   (32,777)    (42,555)
                                           _________   _________

Financing Activities:
  Repayment of short-term borrowings......   (14,985)          -
  Dividends paid:
    Preferred stock.......................      (968)       (828)
    Common stock..........................   (17,500)    (17,000)
  Issuance expense, discount and premium..       (14)         25
                                           _________   _________
    Net cash used in financing activities.   (33,467)    (17,803)
                                           _________   _________

  Net (decrease) in cash..................      (644)     (3,483)
  Cash at beginning of period.............     1,320       4,038
                                           _________   _________
  Cash at end of period................... $     676   $     555
                                           =========   =========
Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized.. $   8,681   $   8,195
    Income taxes..........................     2,608       4,050



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 1995
                                (unaudited)




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

In 1987, CIPS filed a lawsuit against a number of insurance carriers seeking full indemnification for all costs in connection with certain environmental sites. As of the date of this filing, except for a circuit court verdict entered in favor of CIPS involving the coverage under one environmental impairment liability policy, lawsuits against all other insurance carriers have either been settled or dismissed. On August 26, 1994, the

Illinois Appellate Court reversed the aforementioned circuit court ruling on the basis that no claim was made against CIPS during the policy coverage period. The Illinois Supreme Court has denied the Company's petition for leave to appeal the Appellate Court's decision. CIPS has filed a request to reconsider the decision.

The estimated incurred costs relating to studies and remediation at these 13 sites and associated legal expenses are being accrued and deferred rather than expensed currently, pending recovery through rates, from insurance carriers or other parties. At March 31, 1995, $39.5 million has been deferred representing costs incurred and estimates for costs of completing studies at various sites and an estimate of remediation costs at the Superfund site. The total of the costs deferred, net of recoveries from insurers and through rate riders described below, was $2.1 million at March 31, 1995.

In 1992, the Illinois Commerce Commission (the "Illinois commission") issued an Order (the "Generic Order") in its consolidated generic proceeding regarding appropriate ratemaking treatment of cleanup costs incurred by Illinois utilities with respect to environmental remediation sites. The Generic Order indicates that allowed cleanup costs may include prudently incurred costs of investigation, assessment and cleanup of environmental remediation sites, as well as litigation costs, including those involved in insurance recovery claims. The Generic Order authorizes utilities, including CIPS, to propose a mechanism to recover cleanup costs which is consistent with the provisions of the order. Such a mechanism must, among other things, provide for (1) recovery of cleanup costs over a five-year period, excluding carrying costs associated with the unrecovered balance of cleanup costs from the time that the recovery mechanism becomes effective; (2) a return to ratepayers over a five-year amortization period of any reimbursement of cleanup costs received from insurance carriers or other parties; and (3) a prudence review of each utility's expenditures. The Generic Order was upheld on appeal by the Third District Illinois Appellate Court. That decision held that a rate rider mechanism is an appropriate means for utilities to recover cleanup costs.

On April 6, 1994, the Illinois Supreme Court granted an intervenor's Petition for Leave to Appeal. The intervenor maintains that recovery of cleanup costs should not be allowed and that use of a rider mechanism for cost recovery is unlawful. CIPS and other utilities opposed the arguments of the intervenor and argued that the Illinois commission's decision to deny recovery of carrying costs associated with the unrecovered balance of cleanup costs should be reversed. On April 20, 1995, the Illinois Supreme Court issued an opinion which rejected the argument of the intervenor and held that (i) clean-up costs are recoverable in rates; and (ii) use of a rider mechanism for recovery of such costs is appropriate. The Court also held that the evidence in the generic proceeding did not support the Illinois commission's decision to deny recovery of carrying costs associated with the unrecovered balance of clean-up costs. Accordingly, the Supreme Court reversed the Generic Order of the

Illinois commission with regard to the recovery of carrying costs and remanded the case to the Illinois commission for further proceedings consistent with the Court's opinion. Management cannot predict whether the intervenor or the Illinois commission will seek rehearing of the Supreme Court's decision.

On March 26, 1993, the Illinois commission approved CIPS' proposed environmental cost-recovery rate riders, effective with April 1993 billings to customers. Known as the electric environmental adjustment clause and the gas environmental adjustment clause, the riders are designed to enable CIPS to recover from its customers costs associated with cleanup of the environmental remediation sites, along with associated legal expenses, over a five year period on terms consistent with the Generic Order. The environmental adjustment clause riders provide for an annual review of amounts recovered through the riders. Amounts found to have been incorrectly included would be subject to refund. Through December 31, 1993, CIPS had collected $2.9 million from its customers pursuant to the riders. Pursuant to monthly filings made by CIPS under the riders, no additional amounts have been collected from customers under the riders since January 1994. On April 6, 1994, the Illinois commission initiated a reconciliation proceeding to review CIPS' environmental remediation activities and determine whether the revenues collected by the riders in 1993 is consistent with the amount of remediation costs prudently incurred. CIPS has filed testimony and provided data to the Illinois commission regarding the reconciliation proceeding. A status hearing is scheduled for May 1995. On April 12, 1995, the Illinois commission issued an Order initiating the reconciliation proceedings for the year 1994.

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

FERC ORDER 636 - During 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636. This and successor orders have resulted in substantial restructuring of the service obligations of interstate pipeline suppliers. Order 636 provided mechanisms for pipelines to recover transition costs associated with the restructuring. CIPS has paid substantially all direct transition costs associated with the pipeline restructuring and is currently recovering all transition costs in its rates. Any future transition costs identified and billed from pipeline suppliers are expected to be recoverable from customers of CIPS.

FERC PROPOSES RULEMAKING TO CREATE OPEN ACCESS TRANSMISSION SERVICE - In March 1995, the FERC issued a notice of proposed rulemaking (NOPR) through which the FERC intends to require all utilities subject to its jurisdiction to provide electric transmission service on a non-discriminatory basis to all interested parties. Under the NOPR as currently proposed the "open access" tariffs which will likely result will be designed to provide transmission access to other utility systems on a basis comparable to the way a utility utilizes its own electric system. The rules are designed to increase competition in bulk power markets. CIPS cannot predict when FERC will take final action on the NOPR or whether it will be adopted in its present form. The utility does not anticipate that operating revenues or expenses will change materially as a result of the NOPR.

CLEAN AIR ACT - CIPS' current compliance strategy to meet Phase I and II of the sulfur dioxide emission reduction requirements of the Clean Air Act Amendments of 1990 (Amendments) is to switch to a lower sulfur coal at some of its units along with increased scrubbing with its existing scrubber at Newton Unit 1. The currently estimated capital costs of compliance based on the current strategy are included in the five-year construction forecast. The forecast has an estimate of $40 million for environmental compliance including compliance with regulations under the Clean Air Act. However, the five-year construction costs may increase if studies being undertaken by CIPS indicate that renovations to the Newton Unit 1 scrubber are required to allow existing or additional levels of scrubbing or if such studies indicate that CIPS should change its compliance strategy to place more reliance on fuel switching.

In 1991, in accordance with the plan to switch some units to lower sulfur coal, CIPS signed a long-term coal contract with an existing supplier for lower sulfur Illinois coal. Due to the magnitude of the supplier's capital investment, the contract includes a graduated termination charge. In 1995, CIPS can terminate the contract under certain conditions, and CIPS would be required to pay approximately $41 million (plus an inflation adjustment) in termination charges. During 1995, and each subsequent year, the termination charge is reduced according to a formula using tons of coal purchased. The termination charge would not be effective if CIPS terminated the contract due to failure of the coal to meet quality specifications provided for in the contract.

LABOR DISPUTES - The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 have both filed unfair labor practice charges with the National Labor Relations Board (NLRB) relating to the legality of the lockout by CIPS of both unions during 1993. The Peoria Regional Office of the NLRB has issued complaints against CIPS concerning its lockout of both unions. Both unions seek, among other things, back pay and other benefits for the period of the lockout. CIPS estimates the amount of back pay and other benefits for both unions to be less than $12 million dollars. A hearing, before an administrative law judge of the NLRB, was completed on April 25, 1995. Management believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on financial position or results of operations of the Company or CIPS.

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


Note 3.  VOLUNTARY SEPARATION PROGRAM
_____________________________________

Early in 1995, the Company offered a voluntary separation program to most of its salaried employees, which was accepted by 152 employees in February 1995. The Company recorded a $6.3 million one-time charge in the first quarter of 1995 for separation benefits to be provided under the program. The one-time charge reduced first quarter 1995 earnings by 11 cents per share. The Company estimates that the payback period resulting from reduced operating expenses attributable to the program will be approximately two years.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is for CIPSCO Incorporated and Subsidiaries
("Company") unless otherwise stated.

THE OUTLOOK

CIPS currently estimates that its total construction expenditures for the 1995-1999 period will be about $449 million, including about $7 million of allowance for funds used during construction. In addition to funds for construction, projected capital requirements for 1995 and for the 1996-1999 period include $123 million for scheduled debt retirements. Capital requirements for the 1995-1999 period are expected to be met primarily through internally generated funds. External financing to fund scheduled debt retirements may be required. Included in the 5-year construction forecast is an estimate of $40 million for environmental compliance, including compliance with regulations under the Clean Air Act Amendments of 1990. CIPS is evaluating alternatives for reducing fuel costs and other expenses while maintaining environmental compliance. Maintaining the current compliance strategy, or adoption of certain alternatives in fuel and/or environmental strategies, could result in substantial increases in capital expenditures in the 1995-1999 period from the amounts shown above. Additional external financing could be required.

CIPS has an effective shelf registration statement on file with the Securities and Exchange Commission which permits the issuance of an aggregate of up to $50 million of first mortgage bonds, medium-term notes and/or preferred stock. Proceeds will be used to replace maturing long-term debt or for general corporate purposes including payment of short-term debt incurred to finance construction expenditures.


FINANCIAL CONDITION

Financial condition and changes in total Shareholder Equity of the Company and CIPS for the three-month periods ended March 31, 1995 and 1994 are as follows:

                                           Three Months Ended
                                                March 31,
                                        ________________________
                                               (in thousands)
The Company:                               1995           1994
                                        _________      _________
  Common Shareholders' Equity

Net income                              $ 12,568       $ 13,759
Common stock dividends paid              (17,035)       (16,713)
Other                                        898            183
                                        ________       ________

  Change in Shareholders' Equity        $ (3,569)      $ (2,771)
                                        ========       ========


                                           Three Months Ended
                                                March 31,
                                        ________________________
                                               (in thousands)
CIPS:                                      1995           1994
                                        _________      _________
  Common Shareholder's Equity

Earnings for common stock               $ 11,803       $ 12,544
Common stock dividends paid              (17,500)       (17,000)
Other                                        (42)           (75)
                                        ________       ________

  Change in Shareholder's Equity        $ (5,739)      $ (4,531)
                                        ========       ========

OVERVIEW

The Company's earnings per share were $.37 for the quarter ended March 31, 1995, compared to $.40 per share earned during the same period in 1994. The decrease in earnings was caused by one-time costs associated with a voluntary separation program offered to most salaried employees of CIPS. Excluding the impact of the one-time charge, earnings in the first quarter would have been $.48 per share, or $.08 cents per share higher than the first quarter of 1994.

The following table summarizes the components of consolidated net income and CIPS earnings for common stock for the three months ended March 31, 1995 and 1994 (see Results of Operations for further discussion). In this table, electric operating margin equals electric operating revenues less revenue taxes, fuel for electric generation and purchased power. Gas operating margin equals gas operating revenues less revenue taxes and gas costs.

                                                          First Quarter Ended
                                                               March 31,
                                                          ___________________
                                                             (in thousands)
                                                            1995      1994
                                                          ________  ________
CIPS
  Electric operating margin                               $ 89,213  $ 89,821
  Gas operating margin                                      18,112    17,683
  Other deductions and interest
    expenses                                                94,554    94,132
  CIPS preferred stock dividends                               968       828
                                                           _______   _______
       Total earnings for common stock                      11,803    12,544
                                                           _______   _______


NON-UTILITY
  Investment revenues                                        1,384     1,979
  Other deductions and expenses                                619       764
                                                           _______   _______
       Total non-utility net income                            765     1,215
                                                           _______   _______

Consolidated net income                                   $ 12,568  $ 13,759
                                                           =======   =======

RESULTS OF OPERATIONS

The results of operations of the Company and CIPS for the three months ended March 31, 1995, compared to the same period in 1994 are presented below.

   The Company
                                        Net Income            Earnings
                                      (in thousands)          Per Share
                                      ______________         ____________
                                       Three Months          Three Months
                                      ______________         ____________

       1995                              $12,568                  $ .37
       1994                               13,759                    .40
                                         _______                  _____
        Decrease                         $(1,191)                 $(.03)
                                         =======                  =====
        Percent
          Decrease                           (9%)                   (8%)


   CIPS
                                                        Earnings for
                                                        Common Stock
                                                       (in thousands)
                                                       ______________
                                                        Three Months
                                                       ______________

       1995                                               $ 11,803
       1994                                                 12,544
                                                           _______
        Decrease                                          $   (741)
                                                           =======
        Percent
          Decrease                                             (6%)

OPERATING REVENUES

The changes in electric and gas revenues described below are for the Company. The only differences between changes in electric and gas operating revenues for the Company and for CIPS are intercompany revenues that are eliminated in the consolidated financial statements. These intercompany amounts are immaterial.

Electric revenues decreased 4% in the first quarter of 1995 compared to the first quarter of 1994 reflecting a 10% decline in KWH sales due to the milder weather, a decrease in economy and emergency interchange sales due to changing market conditions between the periods and the fact that a portion of a contract for the sale by CIPS of electric generating capacity expired at year-end 1994.

The changes in electric revenue and KWH sales are shown below:


                CHANGES IN ELECTRIC REVENUE AND KILOWATTHOUR SALES
                       INCREASE (DECREASE) FROM PRIOR YEAR
                                  (in thousands)

                        __________________________________________
                                       First Quarter
                        __________________________________________

                         Revenue    Rev %         KWH      KWH %
                        _________   _____       _________  _____

Residential             $  1,496      3 %        (17,785)   (2)%
Commercial                 2,134      6 %         26,680     4 %
Industrial                   (27)     -          (25,127)   (4)%
Public Authorities
 and Other                 1,636     47 %          4,450    11 %
                         _______                 _______
Total Retail            $  5,239      4 %        (11,782)   (1)%


Power Supply Agreements $ (2,278)   (12)%        (15,293)   (4)%
Interchange Sales
  (economy/emergency)     (8,780)   (52)%       (317,230)  (39)%
Cooperatives and
 Municipals                 (325)    (6)%         (2,733)   (2)%
                         _______                 _______
 Total Sales for Resale $(11,383)   (27)%       (335,256)  (25)%
                         ________                _______
  Total                 $ (6,144)    (4)%       (347,038)  (10)%
                         =======                ========



Gas revenues decreased 13% in the first quarter of 1995 compared to the same period in 1994 due primarily to milder weather in 1995 and decreased sales to all classes of customers. Gas transportation revenues decreased 5% in the first quarter of 1995 due primarily to a 3% decrease in the number of therms transported.

The changes in gas revenues and therm sales are shown below.


                      CHANGES IN GAS REVENUE AND THERM SALES
                       INCREASE (DECREASE) FROM PRIOR YEAR
                                  (in thousands)

                          __________________________________________
                                         First Quarter
                          __________________________________________
                                                              Therms
                            Revenue     Rev %      Therms       %
                           _________    _____    _________    _____

Residential                 $(4,159)    (10)%      (7,968)    (10)%
Commercial                   (1,993)    (14)%      (3,459)    (13)%
Industrial                   (2,087)    (44)%      (5,443)    (42)%
Transportation                 (110)     (5)%      (1,068)     (3)%
Miscellaneous                   (58)    (25)%           -       -
                             ______                 ______
  Total                     $(8,407)    (13)%      (17,938)   (11)%
                             ======                 ======

OPERATIONS
__________

Fuel for electric generation declined 5% for the first quarter of 1995 compared to the first quarter of 1994 because less generation was required for fewer sales due to the milder weather in 1995 and fewer sales opportunities to other utilities.

Purchased power decreased 29% for the first quarter ended March 31, 1995 compared with the same period in 1994 reflecting fewer purchases made for resale to interchange economy and emergency customers.

Gas costs declined 20% for the first quarter when compared to the same period in 1994 primarily due to a 14% decline in gas requirements for the CIPS system.

Other operation expenses increased 10% in the first quarter of 1995 compared to the same period in 1994 primarily due to a $6.3 million charge recognized in the quarter relating to the voluntary separation program. This charge was partially offset by reduced operating expenses in the first quarter of 1995.

Maintenance expenses declined 16% in the first quarter of 1995 compared to the first quarter of 1994 due to fewer maintenance projects scheduled in the first quarter of 1995.

Depreciation and amortization expense increased 1% in the first quarter of 1995 when compared to 1994 due to normal plant additions.

                           PART II.  OTHER INFORMATION




Item 5.  Other Information

  (1) Reference is made to the third paragraph under Item 1. Business - Competition -- General on page 8 in the 1994 CIPSCO and CIPS combined 1994 Annual Report on Form 10-K (the "1994 Form 10-K") for information regarding the voluntary separation plan offered to eligible employees of CIPS. Approximately 150 employees or 6% of the total workforce elected to participate in the program. Total expenses related to the program resulted in a pre-tax charge of approximately $6.3 million, or 11 cents per share, which was expensed in the first quarter of 1995.

  (2) Reference is made to the third paragraph under Item 1. Business - Rate Matters on page 13 in the 1994 Form 10-K for information regarding Illinois commission reconciliation proceedings related to electric fuel and purchased gas charges collected by CIPS. In March 1995, the Illinois commission began reconciliation proceedings for the year 1994.

  (3) Reference is made to the second paragraph under Item 1. Business - Electric Power Sales/Participation Agreements on page 16 in the 1994 Form 10-K for information regarding agreements between CIPS and CILCO for the sale of limited term power to CILCO. On March 15, 1995, CIPS entered into an agreement for the sale of 50 megawatts of limited term power to CILCO for the period June 1998 through May 2009. This agreement is in addition to other agreements currently in place with CILCO.

  (4) Reference is made to Item 1. Business - Employees on page 22 in the 1994 Form 10-K for information regarding employees represented by labor unions. On April 21, 1995, CIPS received notification from officials of both IBEW Local Union 702 and IUOE Local Union 148 that the membership of both labor unions ratified the CIPS proposal, made April 6, 1995, to extend the current labor agreements for a one-year period beginning July 1, 1995.

  (5) In March 1995, the Federal Energy Regulatory Commission (FERC) issued a notice of proposed rulemaking (NOPR) in Docket No. RM95-8-000 through which the FERC intends to require all utilities subject to its jurisdiction to provide electric transmission service on a non-discriminatory basis to all interested parties. Under the NOPR as currently proposed the "open access" tariffs which will likely result will be designed to provide transmission access to other utility systems on a basis comparable to the way a utility utilizes its own electric system. The rules are designed to increase competition in bulk power markets. CIPS cannot predict when FERC will take final action on the NOPR or whether it will be adopted in its present form.

  (6) On October 5, 1994, the Illinois commission opened rulemaking Docket No. 94-0403 with the intention of revising the current purchased gas adjustment (PGA) clause mechanism which allows Illinois utilities including CIPS to adjust the rates they charge gas customers to reflect changes in the cost of gas purchased. The purpose of the proceeding is to bring the PGA mechanism more in line with how industry functions. The Citizens Utility Board
        (CUB), an intervenor in this case, has proposed that demand charges that CIPS pays to interstate pipelines and suppliers be removed from the PGA and recovered instead through base rates. CIPS, other utilities and the Illinois commission staff have opposed this proposal. A proposed order in this matter is expected in June 1995. Although unable to predict the outcome of this matter, management believes that implementation of a revised PGA mechanism will not have a material adverse effect on financial position or results of operations of the Company or CIPS.

  (7)   On March 15, 1995, the Illinois State Senate passed Senate Bill
        232. This bill would allow utilities, such as CIPS, to petition the Illinois commission for approval of alternative forms of regulation which would differ from the traditional rate base/rate of return regulation. Legislative action on Senate Bill 232 is pending in the Illinois House of Representatives. In addition, other bills in early stages of the legislative process have the potential to accelerate the introduction of competition to the utility industry in Illinois.


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

                                  CIPSCO Incorporated




Date:  May 2, 1995              /s/ J. C. Fiaush
                                      J. C. Fiaush
                                       Controller
                               (Chief Accounting Officer)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Central Illinois Public Service Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Central Illinois Public Service Company




Date:  May 2, 1995              /s/ J. C. Fiaush
                                      J. C. Fiaush
                                       Controller
                             (Principal Accounting Officer)

                             CIPSCO INCORPORATED AND
                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                            EXHIBIT INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 31, 1995




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