Form 10-Q
period 1995-06-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1995-08-14
CIK 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1995

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


CIPSCO INCORPORATED   Common stock, no par value, 34,069,542
                      shares outstanding at July 31, 1995

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                      Common stock, no par value, 25,452,373
                      shares outstanding and held by
                      CIPSCO INCORPORATED at July 31, 1995

                            CIPSCO INCORPORATED
                                    AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995

                                 CONTENTS


                                                       Page No.
                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         CIPSCO INCORPORATED

           Consolidated Statements of Income               4

           Consolidated Balance Sheets                     5

           Consolidated Statements of Cash Flows           6

         CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

           Statements of Income                            7

           Balance Sheets                                  8

           Statements of Cash Flows                        9

         CONDENSED NOTES TO FINANCIAL STATEMENTS of
             CIPSCO Incorporated and Central Illinois
             Public Service Company                    10 - 14

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations for CIPSCO Incorporated and
           Central Illinois Public Service Company     15 - 21

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                21

Item 5.  Other Information                             21 - 24

Item 6.  Exhibits and Reports on Form 8-K              24 - 25

Signatures                                             26 - 27

Exhibit Index                                            28

Exhibit 12                                               29

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

In the opinion of the Company and CIPS, their respective interim financial statements filed as part of this Form 10-Q reflect all adjustments necessary to present fairly the results for the respective periods. Due to the effect of weather and other factors which are characteristic of CIPS' utility operations, financial results for the periods ended June 30, 1995 and 1994 are not necessarily indicative of trends for any twelve-month period.

This financial and other information is not given in connection with any sale or offer to buy any security.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.



                       CIPSCO INCORPORATED AND SUBSIDIARIES
                        Consolidated Statements of Income
                   For the Periods Ended June 30, 1995 and 1994
                     (in thousands except per share amounts)
                                   (unaudited)


                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                    __________________  __________________

                                      1995      1994      1995      1994
                                    ________  ________  ________  ________
Operating Revenues:
  Electric......................... $163,500  $178,914  $316,688  $338,246
  Gas..............................   18,603    21,484    74,290    85,578
  Investment.......................    1,841     2,107     3,428     4,303
                                    ________  ________  ________  ________
     Total operating revenues......  183,944   202,505   394,406   428,127
                                    ________  ________  ________  ________
Operating Expenses:
  Fuel for electric generation.....   39,977    50,256    90,856   103,934
  Purchased power..................   19,132    16,152    26,238    26,100
  Gas costs........................    8,937    12,011    43,069    54,613
  Other operation..................   35,012    35,193    76,536    73,061
  Maintenance......................   18,467    16,409    30,672    31,003
  Depreciation and amortization....   20,674    20,037    41,275    40,449
  Taxes other than income taxes....   12,587    12,948    28,349    29,178
                                    ________  ________   _______  ________
     Total operating expenses......  154,786   163,006   336,995   358,338
                                    ________  ________   _______  ________
Operating Income...................   29,158    39,499    57,411    69,789
                                    ________  ________   _______  ________

Interest and Other Charges:
  Interest on long-term debt of
  subsidiary.......................    8,160     8,215    16,298    16,567
  Other interest charges...........      (39)       17       360        (3)
  Allowance for funds used during
  construction.....................     (223)     (461)     (408)     (485)
  Preferred stock dividends of
  subsidiary.......................      971       851     1,939     1,679
  Miscellaneous, net...............   (1,022)     (671)   (1,337)   (1,791)
                                    ________  ________   _______  ________
     Total interest and other
     charges.......................    7,847     7,951    16,852    15,967
                                    ________  ________   _______  ________

Income Before Income Taxes.........   21,311    31,548    40,559    53,822
                                    ________  ________  ________  ________
Income Taxes.......................    8,425    12,003    15,105    20,518
                                    ________  ________  ________  ________
Net Income......................... $ 12,886  $ 19,545  $ 25,454  $ 33,304
                                    ========  ========  ========  ========

Average Shares of Common Stock
Outstanding........................   34,070    34,108    34,070    34,108

Earnings per Average Share of
Common Stock....................... $    .38  $    .57  $    .75  $    .98



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    June 30, 1995 and December 31, 1994
                              (in thousands)


                                        June 30,    December 31,
                                          1995         1994
                                      ___________   ____________
                                      (unaudited)

              ASSETS

Utility Plant, at original cost:
  Electric..........................  $2,275,172    $2,264,930
  Gas...............................     222,140       220,347
                                      __________    __________
                                       2,497,312     2,485,277
  Less-Accumulated depreciation.....   1,101,169     1,077,533
                                      __________    __________
                                       1,396,143     1,407,744
  Construction work in progress.....      46,899        31,816
                                      __________    __________
                                       1,443,042     1,439,560
                                      __________    __________
Current Assets:
  Cash..............................       1,614         1,963
  Temporary investments, at cost
  which approximates market.........      14,116         5,875
  Accounts receivable, net..........      55,567        67,579
  Accrued unbilled revenues.........      21,671        30,484
  Materials and supplies, at average
  cost..............................      40,430        39,817
  Fuel for electric generation, at
  average cost......................      46,103        30,305
  Gas stored underground, at average
  cost..............................       9,382        13,167
  Prepayments.......................      12,717        10,925
                                      __________    __________
                                         201,600       200,115
                                      __________    __________

Investments and Other Assets:
  Investment in marketable
  securities........................      45,769        43,929
  Investment in leveraged leases....      50,997        49,933
  Other.............................      44,643        43,820
                                      __________    __________
                                         141,409       137,682
                                      __________    __________
                                      $1,786,051    $1,777,357
                                      ==========    ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholders' equity.......  $  640,206    $  649,230
  Unrealized investment gains
    (losses), net...................         161        (1,617)
  Preferred stock of subsidiary.....      80,000        80,000
  Long-term debt of subsidiary......     479,770       459,619
                                      __________    __________
                                       1,200,137     1,187,232
                                      __________    __________

Current Liabilities:
  Long-term debt of subsidiary due
  within one year...................           -        15,000
  Short-term borrowings.............      12,793        14,985
  Accounts payable..................      48,763        54,021
  Accrued wages.....................      13,467         9,833
  Accrued taxes.....................      14,882        12,629
  Accrued interest..................       9,452         9,408
  Other.............................      44,974        31,488
                                      __________    __________
                                         144,331       147,364
                                      __________    __________

Deferred Credits:
  Accumulated deferred income taxes.     316,963       313,072
  Investment tax credits............      53,914        55,595
  Regulatory liabilities, net.......      70,706        74,094
                                      __________    __________
                                         441,583       442,761
                                      __________    __________
                                      $1,786,051    $1,777,357
                                      ==========    ==========

The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
               For the Periods Ended June 30, 1995 and 1994
                              (in thousands)
                                (unaudited)


                                             Six Months Ended
                                                  June 30,
                                           ______________________

                                              1995        1994
                                           __________  __________
Operating Activities:
  Net income.............................. $  25,454   $  33,304
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    41,275      40,449
    Allowance for equity funds used during
    construction (AFUDC)..................      (377)       (332)
    Deferred income taxes, net............     2,619       4,851
    Investment tax credit amortization....    (1,681)     (1,684)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable, net and accrued
    unbilled revenues.....................    20,825         736
    Fuel for electric generation..........   (15,798)     (3,132)
    Other inventories.....................     3,172       2,920
    Prepayments...........................    (1,792)        474
    Other assets..........................      (823)      4,618
    Accounts payable and other............     8,228       5,666
    Accrued wages, taxes and interest.....     5,931      11,118
  Other...................................    (4,078)       (774)
                                           _________   _________
 Net cash provided by operating
    activities............................    82,955      98,214
                                           _________   _________
Investing Activities:
  Utility construction expenditures,
  excluding AFUDC.........................   (42,162)    (39,969)
  Allowance for borrowed funds used
  during construction.....................       (31)       (153)
  Change in temporary investments.........    (8,241)     (1,953)
  Long-term investment in marketable
  securities..............................       (62)     (1,355)
  Long-term investment in leveraged
  leases..................................    (1,064)     (1,753)
                                           _________   _________
    Net cash used in investing activities.   (51,560)    (45,183)
                                           _________   _________

Financing Activities:
  Common stock dividends paid.............   (34,410)    (33,767)
  Proceeds from issuance of long-term
  debt of subsidiary......................    20,000           -
  Repayment of long-term debt of
  subsidiary..............................   (15,000)    (20,000)
  Repayment of short-term borrowings......    (2,192)          -
  Issuance expense, discount and premium..      (142)         11
                                           _________   _________
    Net cash used in financing activities.   (31,744)    (53,756)
                                           _________   _________

  Net decrease in cash....................      (349)       (725)
  Cash at beginning of period.............     1,963       4,630
                                           _________   _________
  Cash at end of period................... $   1,614   $   3,905
                                           =========   =========

Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized.. $ 15,497    $  15,605
    Income taxes.......................... $ 15,128    $  11,053



The accompanying condensed notes to financial statements are an integral part of these statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               Statements of Income
                   For the Periods Ended June 30, 1995 and 1994
                                  (in thousands)
                                   (unaudited)


                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                    __________________  __________________
                                      1995      1994      1995      1994
                                    ________  ________  ________  ________
Operating Revenues:
  Electric......................... $163,506  $178,920  $316,701  $338,261
  Gas..............................   18,604    21,486    74,292    85,581
                                    ________  ________  ________  ________
     Total operating revenues......  182,110   200,406   390,993   423,842
                                    ________  ________  ________  ________

Operating Expenses:
  Fuel for electric generation.....   39,977    50,256    90,856   103,934
  Purchased power..................   19,132    16,152    26,238    26,100
  Gas costs........................    8,937    12,011    43,069    54,613
  Other operation..................   34,708    34,902    75,844    72,385
  Maintenance......................   18,467    16,408    30,672    31,001
  Depreciation and amortization....   20,554    19,878    41,034    40,185
  Taxes other than income taxes....   12,575    12,940    28,326    29,156
  Income taxes:
    Current........................    7,097    11,526    16,604    19,936
    Deferred, net..................    1,630       887      (712)    1,262
    Deferred investment tax
    credits, net...................     (840)     (842)   (1,681)   (1,683)
                                    ________  ________  ________  ________
     Total operating expenses......  162,237   174,118   350,250   376,889
                                    ________  ________  ________  ________
Operating Income...................   19,873    26,288    40,743    46,953
                                    ________  ________  ________  ________

Other Income and Deductions:
  Allowance for equity funds used
  during construction..............      206       316       377       332
  Nonoperating income taxes........     (553)     (173)     (820)     (487)
  Miscellaneous, net...............    1,185       818     1,699     2,150
                                    ________  ________  ________  ________
     Total other income and
     deductions....................      838       961     1,256     1,995
                                    ________  ________  ________  ________
Income Before Interest Charges.....   20,711    27,249    41,999    48,948
                                    ________  ________  ________  ________
Interest Charges:
  Interest on long-term debt.......    8,160     8,215    16,298    16,567
  Other interest charges...........      (56)       21       337         4
  Allowance for borrowed funds used
  during construction..............      (17)     (145)      (31)     (153)
                                    ________  ________  ________  ________
      Total interest charges.......    8,087     8,091    16,604    16,418
                                    ________  ________  ________  ________



Net Income.........................   12,624    19,158    25,395    32,530
Preferred Stock Dividends..........      971       851     1,939     1,679
                                    ________  ________  ________  ________
Earnings for Common Stock.......... $ 11,653  $ 18,307  $ 23,456  $ 30,851
                                    ========  ========  ========  ========



The accompanying condensed notes to financial statements are an integral part of these statements.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                              Balance Sheets
                    June 30, 1995 and December 31, 1994
                              (in thousands)


                                      June 30,    December 31,
                                       1995           1994
                                    ___________   ____________
                                    (unaudited)

              ASSETS

Utility Plant, at original cost:
  Electric......................... $2,275,172    $2,264,930
  Gas..............................    222,140       220,347
                                    __________    __________
                                     2,497,312     2,485,277
  Less-Accumulated depreciation....  1,101,169     1,077,533
                                    __________    __________
                                     1,396,143     1,407,744
  Construction work in progress....     46,899        31,816
                                    __________    __________
                                     1,443,042     1,439,560
                                    __________    __________

Current Assets:
  Cash.............................      1,500         1,320
  Temporary investments, at cost
  which approximates market........      4,215         2,593
  Accounts receivable, net.........     55,672        67,686
  Accrued unbilled revenues........     21,671        30,484
  Materials and supplies, at average
  cost.............................     40,430        39,817
  Fuel for electric generation, at
  average cost.....................     46,103        30,305
  Gas stored underground, at average
  cost.............................      9,382        13,167
  Prepayments......................     12,034        10,839
                                    __________    __________
                                       191,007       196,211
                                    __________    __________
Other Assets.......................     43,784        42,879
                                    __________    __________
                                    $1,677,833    $1,678,650
                                    ==========    ==========

    CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholder's equity...... $  563,133    $  574,745
  Preferred stock..................     80,000        80,000
  Long-term debt...................    479,770       459,619
                                    __________    __________
                                     1,122,903     1,114,364
                                    __________    __________




Current Liabilities:
  Long-term debt due within one
  year.............................          -        15,000
  Short-term borrowings............     12,793        14,985
  Accounts payable.................     48,025        53,900
  Accrued wages....................     13,467         9,833
  Accrued taxes....................     14,019        12,963
  Accrued interest.................      9,452         9,408
  Other............................     44,974        31,488
                                    __________    __________
                                       142,730       147,577
                                    __________    __________
Deferred Credits:
  Accumulated deferred income
  taxes............................    287,580       287,020
  Investment tax credits...........     53,914        55,595
  Regulatory liabilities, net......     70,706        74,094
                                    __________    __________
                                       412,200       416,709
                                    __________    __________
                                    $1,677,833    $1,678,650
                                    ==========    ==========



The accompanying condensed notes to financial statements are an integral part of these statements.

                  Central Illinois Public Service Company
                         Statements of Cash Flows
               For the Periods Ended June 30, 1995 and 1994
                              (in thousands)
                                (unaudited)


                                             Six Months Ended
                                                  June 30,
                                           ______________________

                                              1995        1994
                                           __________  __________

Operating Activities:
  Net income.............................. $  25,395   $  32,530
  Adjustments to reconcile net income
  to net cash provided:
    Depreciation and amortization.........    41,034      40,185
    Allowance for equity funds used during
    construction (AFUDC)..................      (377)       (332)
    Deferred income taxes, net............      (712)      3,131
    Investment tax credit amortization....    (1,681)     (1,684)
  Cash flows impacted by changes in assets
  and liabilities:
    Accounts receivable, net and accrued
    unbilled revenues.....................    20,827         773
    Fuel for electric generation..........   (15,798)     (3,132)
    Other inventories.....................     3,172       2,920
    Prepayments...........................    (1,195)        218
    Other assets..........................      (905)      4,437
    Accounts payable and other............     7,611       5,227
    Accrued wages, taxes and interest.....     4,734       9,685
  Other...................................    (3,837)       (511)
                                           _________   _________
    Net cash provided by operating
    activities............................    78,268      93,447
                                           _________   _________

Investing Activities:
  Construction expenditures, excluding
  AFUDC...................................   (42,162)    (39,969)
  Allowance for borrowed funds used during
  construction............................       (31)       (153)
  Changes in temporary investments........    (1,622)     (1,046)
                                           _________   _________
    Net cash used in investing activities.   (43,815)    (41,168)
                                           _________   _________
Financing Activities:
  Proceeds from issuance of long-term
  debt....................................    20,000           -
  Repayment of long-term debt.............   (15,000)    (20,000)
  Repayment of short-term borrowings......    (2,192)          -
  Dividends paid:
    Preferred stock.......................    (1,939)     (1,679)
    Common stock..........................   (35,000)    (34,200)
  Issuance expense, discount and premium..      (142)         11
                                           _________   _________



    Net cash used in financing activities.   (34,273)    (55,868)
                                           _________   _________

  Net increase (decrease) in cash.........       180      (3,589)
  Cash at beginning of period.............     1,320       4,038
                                           _________   _________
  Cash at end of period................... $   1,500   $     449
                                           =========   =========
Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest, net of amounts capitalized.. $  15,497   $  15,605
    Income taxes.......................... $  18,829   $  14,047



The accompanying condensed notes to financial statements are an integral part of these statements.

                   CIPSCO INCORPORATED AND SUBSIDIARIES
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (unaudited)




Note 1.  GENERAL
________________

The consolidated financial statements presented herein include the accounts of CIPSCO INCORPORATED (CIPSCO), CENTRAL ILLINOIS PUBLIC SERVICE COMPANY (CIPS), and CIPSCO INVESTMENT COMPANY AND SUBSIDIARIES (CIC). CIPSCO and Subsidiaries are referred to as the "Company." CIPSCO has two first-tier subsidiaries: CIC, an investment subsidiary, and CIPS, an electric and gas public utility. Prior year amounts have been reclassified on a basis consistent with the June 30, 1995 presentation.

The financial statements of CIPS, a subsidiary of CIPSCO, include only the accounts of CIPS. Prior year amounts have been reclassified on a basis consistent with the June 30, 1995 presentation.


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

In 1987, CIPS filed a lawsuit against a number of insurance carriers seeking full indemnification for all costs in connection with certain environmental sites. On May 10, 1995, the Illinois

Supreme Court denied CIPS' petition for leave to appeal its decision upholding an Illinois Appellate Court reversal of a circuit court verdict in favor of CIPS. As of the date of this filing, lawsuits against all insurance carriers have either been settled or dismissed.

The estimated incurred costs relating to studies and remediation at these 13 sites and associated legal expenses are being accrued and deferred rather than expensed currently, pending recovery through rates, or from other parties. At June 30, 1995, $40.8 million has been deferred representing costs incurred and estimates for costs of completing studies at various sites and an estimate of remediation costs at the Superfund site. The total of the costs deferred, net of recoveries from insurers and through rate riders described below, was $3.4 million at June 30, 1995.

In 1992, the Illinois Commerce Commission (the "Illinois commission") issued an Order (the "Generic Order") in its consolidated generic proceeding regarding appropriate ratemaking treatment of cleanup costs incurred by Illinois utilities with respect to environmental remediation sites. The Generic Order indicates that allowed cleanup costs may include prudently incurred costs of investigation, assessment and cleanup of environmental remediation sites, as well as litigation costs, including those involved in insurance recovery claims. The Generic Order authorizes utilities, including CIPS, to propose a mechanism to recover cleanup costs which is consistent with the provisions of the Generic Order. Such a mechanism must, among other things, provide for (1) recovery of cleanup costs over a five-year period, excluding carrying costs associated with the unrecovered balance of cleanup costs from the time that the recovery mechanism becomes effective; (2) a return to ratepayers over a five-year amortization period of any reimbursement of cleanup costs received from insurance carriers or other parties; and (3) a prudence review of each utility's expenditures. The Generic Order was upheld on appeal by the Third District Illinois Appellate Court. That decision held that a rate rider mechanism is an appropriate means for utilities to recover cleanup costs.

The matter was appealed to the Illinois Supreme Court which, in April 1995, issued an opinion which held that (i) clean-up costs are recoverable in rates; and (ii) use of a rider mechanism for recovery of such costs is appropriate. The Court also held that the evidence in the generic proceeding did not support the Illinois commission's decision to deny recovery of carrying costs associated with the unrecovered balance of clean-up costs. Accordingly, the Supreme Court reversed the Generic Order of the Illinois commission with regard to the recovery of carrying costs and remanded the case to the Illinois commission for further proceedings consistent with the Court's opinion. The Illinois commission has instituted such proceedings. Management cannot predict what further action the Illinois commission will take.

On March 26, 1993, the Illinois commission approved CIPS' proposed environmental cost-recovery rate riders, effective with April 1993 billings to customers. Known as the electric environmental adjustment clause and the gas environmental adjustment clause, the riders are designed to enable CIPS to recover from its customers costs associated with cleanup of the environmental remediation sites, along with associated legal expenses, over a five year period on terms consistent with the Generic Order. The environmental adjustment clause riders provide for an annual review of amounts recovered through the riders. Amounts found to have been incorrectly included would be subject to refund. Through December 31, 1993, CIPS had collected $2.9 million from its customers pursuant to the riders. Pursuant to monthly filings made by CIPS under the riders, no additional amounts have been collected from customers under the riders since January 1994. On April 6, 1994, the Illinois commission initiated a reconciliation proceeding to review CIPS' environmental remediation activities and determine whether the revenues collected by the riders in 1993 is consistent with the amount of remediation costs prudently incurred. CIPS has filed testimony and provided data to the Illinois commission regarding the reconciliation proceeding. A status hearing is scheduled for August 1995.

The total costs to be incurred for the cleanup of these sites or the possible recovery from other parties cannot be estimated. Management believes that any costs incurred in connection with the sites that are not recovered from insurance carriers or other parties will be recovered through utility rates. Accordingly, management believes that costs incurred in connection with these sites will not have a material adverse effect on the financial position or results of operations of the Company or CIPS.

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

FERC PROPOSES RULEMAKING TO CREATE OPEN ACCESS TRANSMISSION SERVICE - In March 1995, the FERC issued a notice of proposed rulemaking (NOPR) through which the FERC intends to require all utilities subject to its jurisdiction to provide electric transmission service on a non-discriminatory basis to all interested parties. Under the NOPR as currently proposed the "open access" tariffs which will likely result will be designed to provide transmission access to other utility systems on a basis comparable to the way a utility utilizes its own electric system. The proposed rules are designed to increase competition in bulk power markets. CIPS cannot predict when FERC will take final action on the NOPR or whether it will be adopted in its present form. The utility does not anticipate that operating revenues or expenses will change materially as a result of the NOPR. Accordingly, management believes that the NOPR will not have a material adverse effect on financial position or results of operations of the Company or CIPS.

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

Note 3.  SFAS NO. 121
_____________________

Statement of Financial Accounting Standards (SFAS)No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which was issued in March 1995 and will be effective on January 1, 1996, establishes accounting standards for the impairment of long-lived assets. The SFAS also requires that regulatory assets which are no longer probable of recovery through future revenue be charged to earnings. SFAS No. 121 is not expected to have an impact on the financial position or results of operations of the Company or CIPS upon adoption.

Note 4.  VOLUNTARY SEPARATION PROGRAM
_____________________________________

Early in 1995, the Company offered a voluntary separation program to most of its salaried employees, which was accepted by 151 employees in February 1995. The Company recorded a $6.3 million one-time charge in the first quarter of 1995 for separation benefits to be provided under the program. The one-time charge reduced first quarter 1995 earnings by 11 cents per share. The Company estimates that the payback period resulting from reduced operating expenses attributable to the program will be approximately two years.

Note 5.  MERGER AGREEMENT
_________________________

On August 11, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Union Electric Company ("UE"). The Merger Agreement provides for the merger of the Company with a new holding company, Arch Holding Corp., a Missouri corporation ("Arch Holding") and the merger of UE with a subsidiary of Arch Holding with the result that UE and CIPS will be subsidiaries of Arch Holding. The transactions contemplated by the Merger Agreement are subject to shareholder and regulatory approvals. Under the Merger Agreement each outstanding share of UE common stock will be converted into the right to receive one share of common stock of Arch Holding and each outstanding share of CIPSCO common stock will be converted into the right to receive 1.03 shares of common stock of Arch Holding. Further information concerning the Merger Agreement is contained in Item 5 - Other Information in this Form 10-Q.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is for CIPSCO Incorporated and Subsidiaries
("Company") unless otherwise stated.

THE OUTLOOK

CIPS currently estimates that its total construction expenditures for the 1995-1999 period will be about $449 million, including about $7 million of allowance for funds used during construction. In addition to funds for construction, projected capital requirements for the remainder of 1995 and for the 1996-1999 period include $108 million for scheduled debt retirements. Capital requirements for the 1995-1999 period are expected to be met primarily through internally generated funds. External financing to fund scheduled debt retirements may be required.

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

On June 9, 1995 CIPS issued $20 million First Mortgage Bonds, Medium-Term Note Series 1995-1, 6.49%, due June 1, 2005. The proceeds of this issue together with other funds were used for general corporate purposes, including replacement of funds used to pay at maturity the Company's $10,000,000 First Mortgage Bonds, Series I, 4-1/2%, due May 1, 1993 and $20,000,000 First Mortgage Bonds, Series J, 4-1/2%, due May 1, 1994. CIPS has an effective shelf registration statement on file with the Securities and Exchange Commission which permits the issuance of an aggregate of up to $30 million of first mortgage bonds, medium-term notes and/or preferred stock. Other financing under the shelf will be for general corporate purposes including replacing funds used to pay the $15,000,000 First Mortgage Bonds, Series K, 4-5/8%, due June 1, 1995.

FINANCIAL CONDITION

Financial condition and changes in total Shareholder Equity of the Company and CIPS for the six-month periods ended June 30, 1995 and 1994 are as follows:

                                            Six Months Ended
                                                 June 30,
                                        ________________________
                                             (in thousands)
The Company:                               1995           1994
                                        _________      _________
  Common Shareholders' Equity

Net income                              $ 25,454       $ 33,304
Common stock dividends paid              (34,410)       (33,767)
Other                                      1,710           (789)
                                        ________       ________
  Change in Shareholders' Equity        $ (7,246)      $ (1,252)
                                        ========       ========


                                            Six Months Ended
                                                 June 30,
                                        ________________________
                                             (in thousands)
CIPS:                                      1995           1994
                                        _________      _________
  Common Shareholder's Equity

Earnings for common stock               $ 23,456       $ 30,851
Common stock dividends paid              (35,000)       (34,200)
Other                                        (68)           (52)
                                        ________       ________
  Change in Shareholder's Equity        $(11,612)      $ (3,401)
                                        ========       ========

OVERVIEW

The Company's earnings per share were $.38 for the quarter ended June 30, 1995, compared to $.57 per share earned during the same period in 1994. The decline primarily reflects lower electric sales due to mild weather in the second quarter this year compared to hotter-than-normal conditions a year ago, and lower revenues from wholesale supply agreements due to the expiration at year-end 1994 of a portion of a power supply agreement with a wholesale electric customer. The Company's earnings per share were $.75 for the six months ended June 30, 1995, compared to $.98 per share earned during the same period in 1994. The decrease reflects the previously mentioned milder weather, power supply agreement expiration, and the one-time cost of a voluntary separation program.

The following table summarizes the components of consolidated net income and CIPS earnings for common stock for both the three and six month periods ended June 30, 1995 and 1994 (see Results of Operations for further discussion). In this table, electric operating margin equals electric operating revenues less revenue taxes, fuel for electric generation and purchased power. Gas operating margin equals gas operating revenues less revenue taxes and gas costs.

                           Second Quarter     Six Months Ended
                           Ended June 30,         June 30,
                         __________________  __________________
                           1995      1994      1995      1994
                         ________  ________  ________  ________

CIPS
  Electric operating
   margin                $ 99,236  $106,986  $188,449  $196,808
  Gas operating margin      8,506     8,062    26,618    25,744
  Other deductions and
   interest expenses      (95,118)  (95,890) (189,672) (190,022)
  CIPS preferred stock
   dividends                 (971)     (851)   (1,939)   (1,679)
                         ________  ________  ________  ________
    Total earnings
     for common stock      11,653    18,307    23,456    30,851
                         ________  ________  ________  ________


NON-UTILITY
  Investment revenues       1,676     1,958     3,059     3,983
  Other deductions
   and expenses              (443)     (720)   (1,061)   (1,530)
                         ________  ________  ________  ________
    Total non-utility
     net income             1,233     1,238     1,998     2,453
                         ________  ________  ________  ________
Consolidated net
 income                  $ 12,886  $ 19,545  $ 25,454  $ 33,304
                         ========  ========  ========  ========

RESULTS OF OPERATIONS

The results of operations of the Company and CIPS for the three and six months ended June 30, 1995, compared to the same period in 1994 are presented below.

   The Company
                      Net Income
                    (in thousands)          Earnings Per Share
               ________________________  ________________________
               Three Months  Six Months  Three Months  Six Months
               ____________  __________  ____________  __________

     1995        $12,886      $25,454        $ .38        $ .75
     1994         19,545       33,304          .57          .98
                 _______      _______        _____        _____
      Decrease   $(6,659)     $(7,850)       $(.19)       $(.23)
                 =======      =======        =====        =====
      Percent
       Decrease     (34)%        (24)%        (33)%        (23)%


   CIPS
                             Earnings for Common Stock
                                  (in thousands)
                         __________________________________
                         Three Months            Six Months
                         ____________            __________

     1995                  $11,653                $23,456
     1994                   18,307                 30,851
                           _______                _______
      Decrease             $(6,654)               $(7,395)
                           =======                =======
      Percent
       Decrease               (36)%                  (24)%

OPERATING REVENUES

The changes in electric and gas revenues described below are for the Company. The only differences between changes in electric and gas operating revenues for the Company and for CIPS are intercompany revenues that are eliminated in the consolidated financial statements. These intercompany amounts are immaterial.

Electric revenues decreased 9% in the second quarter of 1995 compared to the same period in 1994 due to fewer KWH sales caused by milder weather and lower revenues from power supply agreements due to expiration at year-end 1994 of a portion of a power supply agreement with a wholesale electric customer. In addition, interchange revenues were down, even though KWH sales increased, due to lower sales prices on interchange sales in the second quarter of 1995 compared to the same quarter in 1994.

Electric revenues decreased 6% in the first six months of 1995 compared to the same period in 1994 due to fewer KWH sales caused by the milder weather and lower revenues due to the expiration of the power supply agreement discussed previously. In addition, interchange sales decreased and the sales prices on interchange sales were lower for the first six months of 1995 compared to 1994 due to changing market conditions between the periods.
These reductions in revenues were partially offset by an increase in public authority and other revenues due to the inclusion in this category, in 1995, of gains on the disposition of clean air emissions credits which are included in revenues. However, these gains are returned to customers through the fuel adjustment clause.

The changes in electric revenue and KWH sales are shown below:

            CHANGES IN ELECTRIC REVENUE AND KILOWATTHOUR SALES
                    INCREASE (DECREASE) FROM PRIOR YEAR
                              (in thousands)
                        ____________________________________________________________________
                                 Second Quarter                       Six Months
                        _________________________________  _________________________________
                        Revenue   Rev %     KWH     KWH %  Revenue   Rev %     KWH     KWH %
                        ________  _____  _________  _____  ________  _____  _________  _____
Residential             $ (3,447)  (7)%   (21,234)   (4)%  $ (1,952)  (2)%   (39,019)   (3)%
Commercial                (5,529) (11)    (57,425)   (8)     (3,396)  (4)    (30,746)   (2)
Industrial                (1,820)  (6)     23,755     4      (1,846)  (3)     (1,372)    -
Public Authorities
 and Other                   835   24         223     1       2,471   36       4,674     6
                        ________          _______          ________         ________
  Total Retail          $ (9,961)  (7)%   (54,681)   (3)%  $ (4,723)  (2)%   (66,463)   (2)%

Power Supply
 Agreements             $ (3,766) (20)%   (65,464)  (18)%  $ (6,043) (16)%  (107,983)  (14)%
Interchange Sales
 (economy/emergency)      (1,087)  (5)    179,767    18      (9,867) (26)   (110,237)   (6)
Cooperatives and
 Municipals                 (600) (11)     (5,088)   (4)       (925)  (8)     (7,821)   (3)
                        ________          _______          ________         ________
  Total Sales for
   Resale               $ (5,453) (12)%   109,215     7 %  $(16,835) (19)%  (226,041)   (8)%
                        ________          _______          ________         ________
  Total                 $(15,414)  (9)%    54,534     2 %  $(21,558)  (6)%  (292,504)   (4)%
                        ========          =========        ========         ========
                                  -19-
Gas revenues decreased 13% for both the second quarter and the first six months of 1995 compared to the same period in 1994 due primarily to milder weather in 1995 and lower purchased gas costs. Gas transportation revenues decreased 10% in the second quarter and 7% in the first six months of 1995 even though therms transported increased 14% for the second quarter and 4% in the first six months of 1995. The increase in transported therms and reduced revenue in 1995 is principally due to a change in the method of billing one large customer where revenues were reduced with corresponding reductions in amounts charged to gas costs.

The changes in gas revenues and therm sales are shown below.

                  CHANGES IN GAS REVENUE AND THERM SALES
                    INCREASE (DECREASE) FROM PRIOR YEAR
                              (in thousands)
                        ____________________________________________________________________
                                 Second Quarter                       Six Months
                        _________________________________  _________________________________
                                                   Therms                             Therms
                        Revenue   Rev %   Therms      %    Revenue   Rev %   Therms      %
                        ________  _____  _________ ______  ________  _____  _________ ______
Residential             $ (1,145)  (9)%     (136)    (1)%  $ (5,304) (10)%    (8,104)   (9)%
Commercial                  (569) (14)      (311)    (5)     (2,562) (14)     (3,770)  (11)
Industrial                  (984) (37)    (1,886)   (26)     (3,071) (41)     (7,330)  (36)
Transportation              (160) (10)     3,645     14        (271)  (7)      2,577     4
Miscellaneous                (23) (20)         -      -         (80)  23           -     -
                        ________          ______           ________         ________
  Total                 $ (2,881) (13)%    1,312      2 %  $(11,288) (13)%   (16,627)   (8)%
                        ========          ======           ========         ========

OPERATIONS
__________

Fuel for electric generation declined 20% for the second quarter and 13% for the first six months of 1995 compared to the same periods of 1994. The declines correspond to lower sales levels.

Purchased power increased 18% for the second quarter and 1% for the first six months compared with the same periods in 1994 reflecting greater purchases made for resale to interchange economy and emergency customers.

Gas costs declined 26% for the second quarter and 21% for the first six months when compared to the same periods in 1994 due to declines in gas requirements for the CIPS system resulting from milder weather and because of a substantially lower average cost per therm.

Other operation expenses in the second quarter of 1995 were comparable with 1994, but increased 5% for the first six months of 1995 compared to the same periods of 1994. The major reason for the increase in the first six months was a $6.3 million charge recognized in the first quarter relating to the voluntary separation program. This charge was partially offset by reduced operating expenses in the first six months.

Maintenance expenses increased 13% in the second quarter of 1995 and declined 1% for the first six months of 1995 compared to the same periods of 1994 due to the timing of major maintenance projects scheduled in the first half of 1995.

Depreciation and amortization expense increased 3% in the second quarter and 2% for the first six months of 1995 when compared to 1994 due to normal plant additions.


                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  (1) Reference is made to the fourth paragraph under Item 3. Legal Proceedings in Part I on page 25 in the CIPSCO and CIPS combined 1994 Annual Report on Form 10-K (the "1994 Form 10-K") for information regarding the settlement agreement dismissing legal claims and other matters brought against CIPS by Soyland Power Cooperative ("Soyland") and certain of its distribution cooperative customers. On May 22, 1995, the settlement agreement was executed by all parties. The courts have dismissed the suits and the settlement by CIPS to Soyland took place in July 1995.

  (2) Reference is made to the fifth paragraph under Item 3. Legal Proceedings in Part I on page 25 in the 1994 Form 10-K for information regarding the May and Hryhorysak
         v. Central Illinois Public Service Company and Hanson Engineers, Inc. complaint. Trial date has been set for March 1996. CIPS is vigorously defending the action and believes it has meritorious defenses. Management believes that final disposition of this matter will not have a material adverse effect on financial position or results of operations of the Company or CIPS.

  (3) CIPS received a Notice of Tax Liability and Correction of Return dated June 23, 1995 from the Illinois Department of Revenue claiming that CIPS owes $2.5 million in invested capital tax, penalty and interest on a liability for revenue the utility collected subject to refund during the years 1990, 1991 and 1992. CIPS plans on filing a protest to this notice and believes that no additional tax is owed.

Item 5.  Other Information

  (1) In May 1995 the Illinois General Assembly passed a resolution establishing a Joint Committee of the House and Senate for the purpose of developing legislative proposals for reducing regulation, increasing customer choice and promoting and facilitating competition in Illinois' electric utility industry. A progress report from the Joint Committee is expected in December 1995 followed by a final legislative proposal to be delivered to the General Assembly in November 1996.

  (2) Reference is made to paragraph 7 under Item 5. Other Information in Part II on page 21 of the CIPSCO and CIPS combined Form 10-Q Quarterly Report for the quarter ended March 31, 1995 ("First Quarter 1994 Form 10-Q") concerning legislative action with regard to retail competition in the electric utility industry.
         In July 1995, the Governor signed Senate Bill 232 which allows utilities, such as CIPS, to petition the Illinois commission for approval of alternative forms of regulation which would differ from the traditional rate base/rate of return regulation. CIPS is studying whether to propose an alternative regulation plan to the Illinois commission.

  (3)    Reference is made to the second full paragraph under
         Item 1. Business - Construction Program and Financing on page 11 of the 1994 Form 10-K for information regarding the utility's least cost resource plan. On June 30, 1995, CIPS filed its most recent 20-year least cost resource plan (the "Plan") with the Illinois commission identifying generating unit and other resource plans. According to the Plan, CIPS will not require additional generating capacity or demand-side resources to meet expected load during the 1996-2016 planning period.

  (4) On July 10, 1995, CIPS filed a tariff rider with the Illinois commission applicable to existing electric service customers billed on certain commercial and industrial rates. This rider allows the utility to negotiate contractual rates with customers at rates equal to or greater than the incremental costs of serving that customer. Such contracts are intended for customers having the potential to utilize an energy source other than CIPS' electric service and/or where the total or partial loss of customer load is imminent. This will allow CIPS to maintain a positive contribution to fixed costs and avoid permanent loss of revenue.

  (5)    On August 11, 1995, the Company, Union Electric
         Company, a Missouri corporation ("UE"), Arch Holding Corp., a newly formed Missouri corporation 50% owned by UE and 50% owned by the Company ("Arch Holding"), and Arch Merger Inc., a Missouri corporation and wholly owned subsidiary of Arch Holding ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger
         Agreement") pursuant to which, among other things, Merger Sub will be merged with and into UE and the Company will be merged with and into Arch Holding (the "Mergers") with the result that UE and CIPS will be wholly owned operating subsidiaries of Arch Holding.
         As a result of the Mergers, each outstanding share of the Company's Common Stock, without par value ("Company Common Stock"), will be converted into the right to receive 1.03 shares of common stock of Arch Holding, par value $0.01 per share ("Arch Holding Common
         Stock") (or cash in lieu of fractional shares otherwise
                                   -22-

         deliverable in respect thereof) and each outstanding share of UE common stock, par value $5.00 per share ("UE Common Stock") (other than shares with respect to which dissenters' rights are perfected under applicable State law), will be converted into the right to receive one share of Arch Holding Common Stock.

         After the Mergers, Arch Holding will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended. Under the terms of the Merger Agreement, approximately 63,800 electric and 17,900 natural gas customers of UE located in Illinois would become customers of CIPS. Current non-utility operations of the Company will be conducted through subsidiaries of Arch Holding. The common stock and preferred stock of CIPS will not be affected by the Mergers.

         The Mergers are conditioned upon, among other things, approval by holders of two-thirds of the Company's
         Common Stock, by holders of two-thirds of the UE Common Stock and of the preferred stock, without par value, of UE voting together as a single class and upon receipt of certain regulatory and governmental approvals. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2(a) hereto and incorporated herein by reference in its entirety.

         Simultaneously with their execution and delivery of the Merger Agreement, the Company and UE entered into stock option agreements (the "Stock Option Agreements"), pursuant to one of which the Company granted UE the right, upon the terms and subject to the conditions set forth therein, to purchase up to 6,779,838 shares of Company Common Stock at a price of $37.02 per share, and pursuant to the other of which UE granted the Company the right, upon the terms and subject to the conditions set forth therein, to purchase up to 6,983,234 shares of UE Common Stock at a price of $35.94 per share. The foregoing description of the Stock Option Agreements is qualified in its entirety by reference to the Stock Option Agreements which are attached as Exhibits 10(a) and 10(b) hereto, respectively, and incorporated herein by reference in their entirety.

         The Merger Agreement provides that, after the effectiveness of the Mergers, the corporate headquarters and principal executive offices of Arch Holding and UE will be located in St. Louis, Missouri, and the headquarters of CIPS will remain in Springfield, Illinois. Arch Holding's Board of Directors will consist of a total of 15 directors, 10 of whom will be designated by UE and 5 of whom will be designated by the Company. Mr. Charles W. Mueller, the current President and Chief Executive Officer of UE, will serve as Chairman of Arch Holding and

                                  -23-
         Mr. Clifford L. Greenwalt, the current President and Chief Executive Officer of the Company, will serve as Vice-Chairman. CIPS and UE will each retain its board of directors with Mr. Greenwalt becoming an additional member of the UE board and Mr. Mueller becoming a member of the CIPS board. Two additional UE nominees also will become CIPS directors.

         A copy of the Press Release, dated August 14, 1995, issued by the Company and UE relating to the Mergers is attached as Exhibit 99(a) hereto and is incorporated herein by reference in its entirety.


Item 6.  Exhibits and Reports on Form 8-K

  (A)    Exhibits:

         Exhibit 2(a) Agreement and Plan of Merger, dated as of August 11, 1995, by and among Union Electric Company, CIPSCO Incorporated, Arch Holding Corp. and Arch Merger Inc.*

         Exhibit 10(a) Stock Option Agreement, dated as of August 11, 1995, by and between CIPSCO Incorporated and Union Electric Company

         Exhibit 10(b) Stock Option Agreement, dated as of August 11, 1995, by and between Union Electric Company and CIPSCO Incorporated

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

         Exhibit 99(a) Press Release, dated August 14, 1995, relating to transactions between CIPSCO Incorporated and Union Electric Company

   * The registrant agrees to furnish supplementally any omitted exhibits to the Commission upon request.

  (B)    Reports on Form 8-K:

     Date of Report Item Reported

     June 1, 1995   Item 7.  Financial Statements, Pro Forma
                    Financial Information and Exhibits.
                    Contains certain exhibits filed in connection with the Registration Statement of CIPS
                    (Registration No. 33-56063) which became effective November 21, 1994.

     June 5, 1995   Item 7.  Financial Statements, Pro Forma
                    Financial Information and Exhibits.
                    Contains certain exhibits filed in connection with the Registration Statement of CIPS
                    (Registration No. 33-56063) which became effective November 21, 1994.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, CIPSCO Incorporated, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CIPSCO Incorporated




Date:  August 14, 1995           /s/  L. E. Marlett
                                      L. E. Marlett
                                       Controller
                               (Chief Accounting Officer)

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Central Illinois Public Service Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Central Illinois Public Service Company




Date:  August 14, 1995            /s/ L. E. Marlett
                                      L. E. Marlett
                                       Controller
                             (Principal Accounting Officer)

                          CIPSCO INCORPORATED AND
                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                        EXHIBIT INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1995




Exhibit No.                   Description
___________                   ___________

   2(a)             Agreement and Plan of Merger, dated as
                    of August 11, 1995, by and among Union
                    Electric Company, CIPSCO Incorporated,
                    Arch Holding Corp. and Arch Merger Inc.

   10(a)            Stock Option Agreement, dated as of
                    August 11, 1995, by and between CIPSCO
                    Incorporated and Union Electric Company

   10(b)            Stock Option Agreement, dated as of
                    August 11, 1995, by and between Union
                    Electric Company and CIPSCO Incorporated

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

   27               Financial Data Schedule for CIPSCO
                    Financial Data Schedule for CIPS

   99(a)            Press Release, dated August 14, 1995,
                    relating to transactions between CIPSCO
                    Incorporated and Union Electric Company