Form 10-K
period 1997-12-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1998-03-30
CIK 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                                 FORM 10-K


             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997
                                    OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _________to _________



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

                              Title Of Class

     Cumulative Preferred Stock, par value $100 per share

     Depositary Shares, each representing one-fourth of a share of 6.625%
       Cumulative Preferred Stock, par value $100 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)


     Aggregate market value at February 1, 1998 of the voting stock held by non-affiliates of Central Illinois Public Service Company (CIPS) - $22,626,000 - Cumulative Preferred Stock (par value $100 per share) [Note:
Excludes value of 400,000 shares of Cumulative Preferred Stock for which CIPS has been unable to determine market value.] Number of shares outstanding of each of CIPS' classes of common stock at February 1, 1998:
25,452,373 shares of Common Stock, without par value (all owned by Ameren Corporation).

                   Documents Incorporated By Reference:

     A portion of CIPS' Proxy Statement relating to its 1998 Annual Meeting of Shareholders is incorporated by reference in Part III.

===========================================================================

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                       1997 FORM 10-K ANNUAL REPORT
                             TABLE OF CONTENTS



                                  PART I
                                                                       PAGE
Item 1.   Business
               Merger . . . . . . . . . . . . . . . . . . . . . . .
               General. . . . . . . . . . . . . . . . . . . . . . .
               Construction Program and Financing . . . . . . . . .
               Rate Matters . . . . . . . . . . . . . . . . . . . .
               Electric Operations. . . . . . . . . . . . . . . . .
               Gas Operations . . . . . . . . . . . . . . . . . . .
               Fuel . . . . . . . . . . . . . . . . . . . . . . . .
               Regulation . . . . . . . . . . . . . . . . . . . . .
               Environmental Matters. . . . . . . . . . . . . . . .
               Competition -- Electric Business . . . . . . . . . .
               Competition -- Gas Business. . . . . . . . . . . . .
               Utility Industry . . . . . . . . . . . . . . . . . .
Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . .
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .
Item 4.   Submission of Matters to a Vote of Security Holders . . .

                                  PART II

Item 5.   Market for Registrants' Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . . .
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . .
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . .
Item 8.   Financial Statements and Supplementary Data . . . . . . .
          Report of Independent Public Accountants. . . . . . . . .
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . .

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant  . . .
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . .
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . . . . .
Item 13.  Certain Relationships and Related Transactions. . . . . .

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K . . . . . . . . . . . . . . . . . .
          Signatures. . . . . . . . . . . . . . . . . . . . . . . .
          Exhibits. . . . . . . . . . . . . . . . . . . . . . . . .

                                  PART I



Item 1.   Business

     MERGER. Central Illinois Public Service Company ("CIPS", the "Company" or "AmerenCIPS", as noted) became a subsidiary of Ameren Corporation ("Ameren"), following completion of the merger between CIPSCO Incorporated (formerly the parent holding company of CIPS) and Union Electric Company ("UE") on December 31, 1997.

     GENERAL. The Company, an Illinois corporation, was organized in 1902. CIPS is a public utility operating company engaged in the sale of electricity and natural gas in portions of central and southern Illinois. CIPS generates, transmits and distributes electricity and, through interchange agreements with other utility systems, purchases and sells power on a firm basis, in emergency situations or when economical to do so. CIPS sells and distributes natural gas which it purchases from natural gas producers and other suppliers and transports natural gas purchased by end-users directly from suppliers. The principal executive offices of CIPS are located in Springfield, Illinois.

     CIPS furnishes electric service to about 323,000 retail customers in 557 incorporated and unincorporated communities and adjacent suburban and rural areas.

     CIPS also furnishes natural gas service to about 170,000 retail customers in 267 incorporated and unincorporated communities and adjacent suburban and rural areas and provides gas transportation service to end-users. CIPS furnishes both electric and natural gas service in 236 of the communities served by it.

     The territory served by CIPS, located in 66 counties in Illinois, has an estimated population of 820,000 and is devoted principally to agriculture and diversified industrial operations. Key industries include petroleum and petrochemical industries, food processing, metal fabrication and coal mining.

     CIPS recorded an extraordinary charge to earnings in the fourth quarter of 1997 for the write-off of generation-related regulatory assets and liabilities as a result of electric industry restructuring legislation enacted in Illinois in December 1997. The write-off reduced earnings $25 million, net of income taxes. (See Note 2 to the "Notes to Financial Statements" under Item 8 herein.)

     For the year ended December 31, 1997, the Company derived approximately 82% of its operating revenues from its electric business and 18% from its natural gas business. For 1996 and 1995, the corresponding percentages were 82% electric and 18% natural gas, and 84% electric and 16% natural gas, respectively.

     The total number of active employees of the Company was 2,230 at the payroll period nearest year-end 1997. Of these, 1,325 employees are represented by unions under collective bargaining agreements. All labor agreements expire on June 30, 1999 with the exception of one agreement which expires February 28, 2001. Effective with the merger, approximately 325 employees transferred to Ameren's subsidiary, Ameren Services Company.

     CONSTRUCTION PROGRAM AND FINANCING. Total construction expenditures for CIPS for 1998 through 2002 are estimated at $420 million. Capital expenditures for compliance with the Clean Air Act Amendments of 1990 are included in the construction program, but the estimate does not include expenditures which may be incurred to meet new air quality standards - - also see "Environmental Matters" below. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

     CIPS has no electric generating units under construction.  (See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

     CIPS has filed shelf registration statements with the Securities and Exchange Commission, covering up to $200 million of first mortgage bonds and medium-term notes. The authority remaining under the shelf registration is $75 million. CIPS currently has authority from the Illinois commission to issue or incur up to $200 million of first mortgage bonds, medium-term notes and bank borrowings outstanding at any time through December 31, 1998. Pursuant to this authority, in February 1997 CIPS entered into long-term credit facilities with banks which currently provide for up to $42 million of borrowings. The authority remaining at the Illinois commission will allow the incurrence of $54 million of long-term debt.

     The issuance by CIPS of first mortgage bonds, medium-term notes and/or other secured debt securities, common stock, preferred stock and certain unsecured debt securities is subject to the receipt of necessary regulatory approvals. (See Business - Regulation.)

     The Mortgage Indenture of CIPS, as presently operative, permits the issuance of additional first mortgage bonds up to 60% of available net expenditures for bondable property, provided the "net earnings" of CIPS (before income taxes and otherwise as provided in the Mortgage Indenture) for a recent 12-month period equal at least twice the annual interest requirements on all first mortgage bonds outstanding (and on all equally secured and prior lien indebtedness) and on the bonds then to be issued. At December 31, 1997, the more restrictive of these requirements was the "net earnings" test. The "net earnings" of CIPS for the year ended December 31, 1997, so computed, were equal to 5.27 times the interest for one year on the aggregate amount of bonds outstanding under the Mortgage Indenture at December 31, 1997. Based on the "net earnings" of CIPS (so computed) for the year ended December 31, 1997, and the bonds outstanding under the Mortgage Indenture at December 31, 1997, CIPS could have issued about $603 million of additional first mortgage bonds under the foregoing interest coverage provision (assuming an annual interest rate of 7.02% on such bonds).

     The Articles of Incorporation of CIPS provide, in effect, that so long as any CIPS preferred stock is outstanding, CIPS shall not, without the requisite vote of the holders of preferred stock, unless the retirement of such stock is provided for, (a) issue any preferred or equal ranking stock (except to retire or in exchange for an equal amount thereof) unless the "gross income available for interest" of CIPS for a recent 12-month period is at least one and one-half (1-1/2) times the sum of (i) one year's interest on all funded debt and notes maturing more than 12 months after the date of issuance of such shares and (ii) one year's dividend requirement on all preferred stock to be outstanding after such issue, or
(b) issue or assume any unsecured debt securities maturing less than two years from the date of issuance or assumption (except for certain refunding or retirement purposes) if immediately after such issuance or assumption the total amount of all such unsecured debt securities would exceed 20% of the sum of all secured debt securities and the capital and surplus of CIPS. For the year ended December 31, 1997, the "gross income available for interest" of CIPS equalled 2.38 times the sum of the annual interest charges and dividend requirements on all such funded debt, notes and preferred stock outstanding at December 31, 1997. Such "gross income available for interest" was sufficient under the test to support the issuance of additional preferred stock (assuming an annual dividend rate on such preferred stock of 7.00%) in an amount in excess of the maximum amount ($185 million) of authorized and unissued preferred stock under the Articles.

     RATE MATTERS. In April 1993, CIPS began recovering amounts under environmental adjustment clause riders for the cleanup and restoration of former manufactured gas plant sites (environmental remediation sites). The Illinois commission has instituted a reconciliation proceeding to review CIPS' environmental remediation activities in 1993, 1994 and 1995 and to determine whether the revenues collected under the riders in 1993 were consistent with the amount of remediation costs prudently incurred. The Illinois commission also has instituted a reconciliation proceeding to review CIPS' environmental activities in 1996. The initial proceeding for the years 1993-1995 has been completed and is awaiting Illinois commission action. The second proceeding, for the year 1996, is ongoing. (See Note 8 of Notes to Financial Statements included under Item 8 of this report.)

     The retail fuel adjustment clause (FAC) of CIPS was consistent with the uniform FAC mandated by the Illinois commission for all electric utilities as applicable to retail electric sales in Illinois. The FAC provided for the recovery of changes in electric fuel costs, including certain transportation costs of coal, in billings to retail customers. On February 13, 1998, CIPS filed with the Illinois commission to eliminate its retail FAC and to roll-in the average FAC amounts for the years 1995 and 1996 into its base rate energy charges, and the request has been approved.

     The Illinois commission conducts annual proceedings to determine whether the electric fuel and purchased gas charges collected by CIPS in each year pursuant to the applicable fuel adjustment and purchased gas adjustment clauses reflect the actual costs of electric fuel and natural gas prudently purchased in that year and to reconcile revenues collected under the clauses during the year with actual costs incurred. The Illinois commission can order refunds to customers if it determines that actual costs of fuel or purchased gas were less than the amounts charged to customers pursuant to the clauses or if it finds that CIPS was imprudent in its purchases of fuel or gas. The Illinois commission has completed its review of fuel adjustment and purchased gas adjustment charges for all years prior to 1997. No significant refunds or adjustments were required for those years. A fuel reconciliation proceeding for the year 1997 is pending. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook and Note 2 of Notes to Financial Statements included under Item 8 of this report.)

     ELECTRIC OPERATIONS. Since 1977 CIPS has been a net off-system seller of electricity and during 1997 it generated 135% of its system requirements.

     GAS OPERATIONS. CIPS distributes and sells natural gas to 267 incorporated and unincorporated communities located in 41 counties of central and southern Illinois. The CIPS service territory is predominantly made up of small towns and rural areas. Of the communities served, only 5 have populations greater than 15,000. Customer density on the CIPS gas system is approximately 35 customers per mile of main.

     The rate schedules of CIPS applicable to all of its gas sales include a uniform purchased gas adjustment clause, which permits CIPS to adjust its rates to its customers to reflect substantially all changes in the cost of purchased gas. (See Note 1 of Notes to Financial Statements included under Item 8 of this report. See Business - Rate Matters.)

     FUEL. Over 99% of the net kilowatthour generation of CIPS in 1997 was provided by coal-fired generating units and the remainder by an oil-fired unit.

     The average costs of fuel consumed by CIPS, per ton and per million Btu, for the periods shown were as follows:

                                        1997      1996      1995

Per ton ($) . . . . . . . . . . . .     33.22     36.16     37.69
Per million Btu ($) . . . . . . . .      1.63      1.71      1.76

     In 1997, approximately 21.2% of the coal purchased for electric generation was purchased on a spot basis at average delivered costs of $26.61 per ton and $1.20 per million Btu.

     The amount of coal supplies on hand at the generating stations of CIPS varies from time to time. CIPS generally attempts to maintain a 65-day supply. Approximately 80% of the annual coal requirements of the generating facilities of CIPS are being met by long-term coal contracts expiring at various dates from 1998 to 2010. As contracts approach their expiration, or when appropriate, CIPS evaluates alternative supply arrangements based on then current and expected market conditions for coal. CIPS believes there are adequate reserves reasonably available to supply its existing generating units with the quantity and quality of coal required for the foreseeable future.

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and
Note 8 to "Notes to Financial Statements" under Item 8.

     REGULATION. As a subsidiary of Ameren, CIPS is subject to the provisions of the Public Utility Holding Company Act of 1935. CIPS is subject to regulation by the Illinois commission as to rates, accounting practices, issuance of certain securities and in other respects as provided by Illinois law. The Electric Supplier Act of Illinois permits utilities and electric cooperatives to delineate their respective service areas, subject to the approval of the Illinois commission, and gives the Illinois commission power to determine, pursuant to guidelines provided in the Act, whether a prospective electric customer will be furnished service by a public utility or by a cooperative.

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

     In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois and, as a result, prices for the retail supply of electric generation are expected to transition from cost-based regulated rates to rates determined in large part by competitive market forces. For a discussion of the legislation, see Note 2 to the "Notes to Financial Statements" under Item 8.

     ENVIRONMENTAL MATTERS. CIPS is subject to regulation with respect to air and water quality standards, standards relating to the discharge and disposal of solid and hazardous wastes and other environmental matters by various federal, state and local authorities. The Illinois Pollution Control Board (the "Board") has jurisdiction over all phases of environmental control by the State of Illinois and has authority to grant variances from environmental requirements. The Illinois Environmental Protection Agency (the "Agency") has authority to issue permits, investigate violations and recommend enforcement cases. The Illinois Attorney General has the authority to prosecute enforcement cases. The United States Environmental Protection Agency (the "USEPA") has jurisdiction to promulgate and enforce air and water quality standards in addition to those standards which relate to the discharge and disposal of solid and hazardous wastes.

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

     Under Title IV of the Clean Air Act Amendments of 1990, the Company is required to significantly reduce total annual sulfur dioxide emissions by the year 2000. Significant reductions in nitrogen oxide are also required. By switching to low-sulfur coal, the Company anticipates that it can comply with the requirements of the law without significant revenue increases because the related capital costs are largely offset by lower fuel costs. As of year-end 1997, estimated remaining capital costs expected to be incurred pertaining to Clean Air Act-related projects totaled $72 million.

     In July 1997, the United States Environmental Protection Agency (EPA) issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are still being developed, it is believed that the revised standards will require significant additional reductions in nitrogen oxide and sulfur dioxide emissions from coal-fired boilers. In October 1997, the EPA announced that Illinois is included in the area targeted for nitrogen oxide emissions reductions as part of the EPA's regional control program. Reduction requirements in nitrogen oxide emissions from the Company's coal-fired boilers could exceed 80% from 1990 levels by the year 2002. Reduction requirements in sulfur dioxide emissions may be up to 50% beyond that already required by Phase II acid rain control provisions of the 1990 Clean Air Act Amendments and could be required by 2007. Because of the magnitude of these additional reductions, the Company could be required to incur significantly higher capital costs to meet future compliance obligations for its coal-fired boilers or purchase power from other sources, either of which could have significantly higher operations and maintenance expenditures associated with compliance. At this time, the Company is unable to determine the impact of the revised air quality standards on its future financial condition, results of operations or liquidity.

     In December 1997, the United States and numerous other countries agreed to certain environmental provisions (the Kyoto Protocol), which would require decreases in greenhouse gases in an effort to address the "global warming" issue. The Company is unable to predict what requirements, if any, will be adopted in this country. However, implementation of the Kyoto Protocol in its present form would likely result in significantly higher capital costs and operations and maintenance expenditures by the Company. At this time, the Company is unable to determine the impact of these proposals on its future financial condition, results of operations or liquidity.

     Water pollution control regulations promulgated by the Board impose restrictions on effluent discharges, set water quality standards and require CIPS to obtain construction permits for certain facilities and National Pollutant Discharge Elimination System ("NPDES") permits for discharges into public waters. CIPS has secured all necessary NPDES permits for all of its generating units and is in substantial compliance with the currently effective provisions contained therein, except as noted in the following paragraph.

     On August 2, 1996, the Company received notice that the Illinois Attorney General had filed a complaint with the Board alleging various violations of wastewater discharge permit conditions at the Hutsonville Power Station. The allegations had been the subject of prior pre-enforcement conference letters. The complaint seeks monetary penalties and the award of attorney fees. The Company, the Agency, and the Attorney General are continuing to work on a plan to resolve these issues. While the Company cannot predict the final outcome of this matter, it does not believe that the final resolution will have a material adverse effect on financial position, results of operations or liquidity of the Company.

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

     On January 16, 1997, the Agency issued CIPS a notice of violation concerning an incident at the Newton Power Station. On September 9, 1996, a truck driver delivering sodium hydroxide mistakenly unloaded the caustic material into an acid storage tank. When the two chemicals mixed, a violent reaction occurred and the ensuing explosion discharged acid and caustic material into the environment. The Agency is seeking a thorough site investigation followed up by appropriate remedial actions. The site has been extensively cleaned up. The Company believes that sole responsibility for this incident rests with the trucking company and will vigorously defend any further action by the Agency.

     As of December 31, 1997, CIPS has been designated as a potentially responsible party (PRP) by federal and state environmental protection agencies at three hazardous waste sites. Other hazardous waste sites have been identified for which CIPS may be responsible but has not been designated a PRP. Cost relating to studies and remediation and associated legal and litigation expenses are being accrued and deferred rather than expensed currently, pending recovery through rates. Through December 31, 1997, the total of the costs deferred, net of recoveries from insurers and through environmental adjustment clause rate riders approved by the ICC, was $13 million.

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and
Note 8 to Notes to Financial Statements under Item 8.

     COMPETITION -- ELECTRIC BUSINESS. Competition is increasing in the electric utility business. A description of some of the competitive factors, including state and federal restructuring efforts, and the potential impact of such matters on CIPS, are described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Electric Industry Restructuring and Note 2 to the "Notes to the Financial Statements" under Item 8. Future regulatory, legislative, technological and economic changes can be expected to further increase competition in wholesale as well as retail markets. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook.)

     COMPETITION -- GAS BUSINESS. Competition in the natural gas industry is increasing. For a number of years, CIPS customers have had the ability to purchase natural gas from producers or other suppliers and transport that gas through the interstate pipelines and the CIPS system. CIPS collects a rate for transportation through its system. Policies of the FERC have increased the competitive nature of the gas business. In certain cases customers have the ability to receive their gas supply directly from pipelines and bypass the CIPS system. Illinois utilities, under special rate provisions authorized by the Illinois Commerce Commission (the "Illinois commission"), are authorized to negotiate special contractual sales arrangements with their larger natural gas customers as a means of retaining such customers. CIPS has negotiated or is currently negotiating with a number of its larger industrial gas customers regarding flexible rates to address the more competitive environment in which CIPS is operating. While CIPS has had to provide lower rates to retain some customers, CIPS has used this same flexibility to obtain some new loads.

     UTILITY INDUSTRY. CIPS is experiencing some of the problems common to electric and gas utility companies, namely, increased competition for customers, increased construction costs, delays and uncertainties in the regulatory process and costs of compliance with environmental and other laws and regulations. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook.)

Item 2.   Properties.

     CIPS owns 20%, (Union Electric owns 40% and two other utilities own the remaining 40%) of the common stock of Electric Energy, Inc. (EEI). The owners, including CIPS, are entitled to receive from EEI varying amounts of power. Electric Energy, Inc. owns and operates a 1,015,000 kilowatt coal-fired power station located in Joppa, Illinois.

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

     The electric generating facilities of CIPS consist of the following:

                                                             Estimated
                                                            1998 Summer
                                               Year         Capability
Station and Unit                   Fuel      Installed         (KW)

Newton
  Unit 1 . . . . . . . . .         Coal        1977            555,000
  Unit 2 . . . . . . . . .         Coal        1982            555,000
Coffeen
  Unit 1 . . . . . . . . .         Coal        1965            340,000
  Unit 2 . . . . . . . . .         Coal        1972            560,000
Grand Tower
  Unit 3 . . . . . . . . .         Coal        1951             82,000
  Unit 4 . . . . . . . . .         Coal        1958            104,000
Hutsonville
  Unit 3 . . . . . . . . .         Coal        1953             76,000
  Unit 4 . . . . . . . . .         Coal        1954             77,000
  Diesel Unit. . . . . . .         Oil         1968              3,000
Meredosia
  Unit 1 . . . . . . . . .         Coal        1948             62,000
  Unit 2 . . . . . . . . .         Coal        1949             62,000
  Unit 3 . . . . . . . . .         Coal        1960            215,000
  Unit 4 . . . . . . . . .         Oil         1975            168,000

     Total . . . . . . . .                                   2,859,000
                                                             =========

     All of the generating stations are located in Illinois on land owned in fee by CIPS.

     CIPS maintains a diversified portfolio of gas supply, transportation, leased storage and no-notice service contracts to reliably serve its gas customers. In addition, CIPS' owned storage and propane-air facilities provide additional reliability and flexibility to meet peak day and peak season requirements. In recent years CIPS has made investments to construct additional pipeline interconnections, increase CIPS owned storage capacity, improve reliability of existing storage facilities, modernize propane-air facilities and improve data acquisition capabilities. At the same time CIPS has reorganized and enhanced its gas supply planning and procurement functions.

     At December 31, 1997, CIPS owned about 13,100 pole miles of overhead electric lines and about 1,000 miles of underground electric lines. At that date, CIPS also owned 4,800 miles of natural gas transmission and distribution mains, four underground gas storage fields and one propane-air gas plant used to supplement the available pipeline supply of natural gas during periods of abnormally high demands.

     Substantially all of the permanent fixed utility property of CIPS is subject to the lien of the Mortgage Indenture securing CIPS first mortgage bonds.

Item 3.   Legal Proceedings.

     On December 22, 1995, a complaint was filed in the Circuit Court for the Seventh Judicial Circuit, Sangamon County, Illinois against CIPS and several other defendants. The complaint seeks unspecified monetary damages and alleges that, as a result of exposure to carcinogens contained in coal tar at the CIPS Taylorville gas plant site, plaintiffs' children had suffered from a rare form of childhood cancer known as "neuroblastoma."
The plaintiffs in this complaint are the plaintiffs who on October 5, 1995 voluntarily dismissed claims in a similar complaint in the Circuit Court for the Fourth Judicial Circuit, Christian County, Illinois. On April 17, 1996, the Seventh Judicial Circuit Court, Sangamon County, Illinois granted approval of the petition by CIPS requesting transfer of this case to the Circuit Court for the Fourth Judicial Circuit, Christian County, Illinois. On March 27 1998, a jury awarded plaintiffs $3.2 million. CIPS continues to believe it has meritorious defenses and plans to appeal the verdict. Management believes that final disposition of this matter will not have a material adverse effect on financial position, results of operations or liquidity of the Company.

     Reference is made to Note 8 of Notes to Financial Statements for a discussion of the order of the Illinois commission approving a coal contract restructuring, including recovery through the automatic fuel adjustment clause ("FAC"), over a period estimated to be 72 months, of a $70 million restructuring charge and associated carrying costs. On February 28, 1997, a group of industrial customers who had intervened in the proceeding before the Illinois commission filed an appeal of the order with the Illinois Third District Appellate Court. The industrial customers asked the court to reverse or remand that portion of the order authorizing CIPS to recover the restructuring charge through the FAC. On November 24, 1997, the Court reversed the Illinois commission's order, finding that the restructuring charges were not direct costs of fuel that may be recovered through the retail FAC, but rather should be considered as a part of a review of CIPS' aggregate revenue requirements in a full rate case. Restructuring charges allocated to wholesale customers (about $7 million of the total) are not in question as a result of the opinion of the Court. In December 1997, the Company requested a rehearing by the Court; that request was denied. However, the Court did rule that all revenues collected under the retail FAC in 1997 would not have to be refunded to customers. The Company has appealed to the Illinois Supreme Court the Court's decision that restructuring charges may not be recovered through the retail FAC.

     CIPS is involved in other legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. CIPS believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

     Statements made in this report which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of regulatory actions; changes in laws and other governmental actions; competition; future market prices for electricity; average rates for electricity in the Midwest; business and economic conditions; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; and legal and administrative proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders of CIPS during the three months ended December 31, 1997.

                                  PART II



Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.

     All the common stock of CIPS, 25,452,373 shares, is owned by Ameren Corporation and is not publicly traded.

Item 6.   Selected Financial Data.

For the Years Ended
December 31,               1997       1996       1995       1994       1993
                         --------   --------   --------   --------   --------
                                        (in thousands)

Operating Revenues      $ 852,075  $ 881,102  $ 828,073  $ 835,882  $ 834,556
Operating Income          102,495    116,531    106,029    110,678    113,651
Net Income                 38,620     77,393     70,631     81,913     84,011
Preferred Stock Dividends   3,715      3,721      3,850      3,510      3,718
Net Income after Dividends
  on Preferred Stock       34,905     73,672     66,781     78,403     80,293
Common Stock Dividends     43,300     62,950     71,000     68,600     33,500*


As of December 31,

Total Assets           $1,788,707 $1,795,353 $1,759,838 $1,726,540 $1,720,367
Long-Term Debt**          558,474    421,228    478,926    474,619    494,323

 *Reflects the repurchase of common shares of CIPS.
**Excludes current portion of long-term debt.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Central Illinois Public Service Company (AmerenCIPS or the Company) is a subsidiary of Ameren Corporation (Ameren), a newly created holding company, which is registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, the Company and CIPSCO Investment Company (CIC), becoming wholly-owned subsidiaries of Ameren (the Merger).

RESULTS OF OPERATIONS

Earnings
Earnings for 1997, 1996, and 1995 were $35 million, $74 million, and $67 million, respectively. Earnings fluctuated due to many conditions, primarily: weather variations, competitive market forces, sales growth, fluctuating operating costs, merger-related expenses, changes in interest expense, changes in income and property taxes and an extraordinary charge.

The Company recorded an extraordinary charge to earnings in the fourth quarter of 1997 for the write-off of generation-related regulatory assets and liabilities as a result of electric industry restructuring legislation enacted in Illinois in December 1997. The write-off reduced earnings $25 million, net of income taxes. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.)

Electric Operations
The impacts of the more significant items affecting electric revenues and operating expenses during the past three years are analyzed and discussed below:

Electric Revenues             Variations from Prior Year
(Millions of Dollars)            1997    1996    1995
                                 ----    ----    ----
Growth and other                 $  5    $ 12    $  7
Effect of abnormal weather         (1)     (5)     10
Interchange sales                 (29)     20     (16)
                                 ----    ----    ----
                                 $(25)   $ 27    $  1
                                 ----    ----    ----

The decrease in 1997 electric revenues was primarily attributable to a 19% decrease in interchange sales due to market conditions and differences in the classification of certain interchange and purchase power transactions resulting from Federal Energy Regulatory Commission (FERC) Order 888, as well as a 3% decline in industrial sales. Residential sales remained constant with prior year levels, while commercial sales increased 2% over the same period.

The increase in 1996 electric revenues was primarily the result of a 5% increase in kilowatthour sales from the prior year. The kilowatthour sales increase stemmed from colder weather early in the year which increased sales to residential and commercial customers and a 14% increase in interchange sales.

The increase in 1995 electric revenues was primarily attributable to warmer weather during July and August, creating increased residential and commercial sales.

Fuel and Purchased Power      Variations from Prior Year
(Millions of Dollars)            1997    1996   1995
                                 ----    ----   ----
Fuel:
    Variation in generation      $  7    $ 29   $(11)
    Price                          (8)      3      3
    Generation efficiencies
      and other                    (4)      -      -
Purchased power variation         (27)     (6)     4
                                 ----    ----   ----
                                 $(32)   $ 26   $ (4)
                                 ----    ----   ----

The decrease in 1997 fuel and purchased power costs was driven mainly by a decrease in interchange sales and lower fuel prices due to the use of lower cost coal. The increase in 1996 fuel and purchased power costs reflected increased kilowatthour sales. The decrease in 1995 fuel and purchased power costs reflected decreased kilowatthour sales, offset slightly by higher fuel prices.

Gas Operations
Gas revenues in 1997 decreased $4 million primarily due to a milder winter. The introduction of off-system gas sales in 1997 offset the decrease in total sales to ultimate customers. Weather-sensitive residential and commercial dekatherm sales decreased 14% and 18%, respectively, from 1996. Industrial dekatherm sales increased 31% from the same period. Overall, total energy sales were 1% lower than last year. Gas revenues grew $26 million in 1996 as a result of colder weather and higher gas costs. Residential, commercial and industrial dekatherm sales increased 13%, 17% and 9%, respectively, in 1996 versus 1995. Gas revenues decreased $9 million in 1995 as a result of lower gas prices and lower commercial and industrial dekatherm sales of 3% and 27%, respectively, from the prior year. These decreases were partly offset by a 2% increase in weather-sensitive residential dekatherm sales from colder weather in 1995 versus 1994.

Gas costs for 1997 remained relatively flat when compared to 1996 costs. Gas costs increased $22 million between 1996 and 1995 due to increased demand related to cooler weather and an increase in gas prices from suppliers. 1995 gas costs, when compared to 1994, decreased $11 million primarily due to lower gas prices.

Other Operating Expenses
Other operating expense variations in 1995 through 1997 reflected recurring factors such as growth, inflation, labor and employee benefit increases.
In 1997, other operations expenses increased $15 million primarily due to increases in labor, various equipment purchases and rentals and information
system-related costs.   In 1996, other operations expenses decreased $9
million mainly due to several nonrecurring costs incurred in 1995 (see below). The increase of $15 million in other operations expenses in 1995 resulted from the occurrence of several nonrecurring costs, including $6 million related to a voluntary separation program and $6 million related to write-offs of system development costs.

Maintenance expense changes between years are due to normal planning and scheduling of major power plant maintenance outages. The 1997 maintenance expense increase of 23% from prior year can be attributed to scheduled outages at three generating plants during 1997.

1997, 1996 and 1995 depreciation and amortization expense fluctuations relate primarily to property additions.

Taxes
Income tax expense from operations decreased $14 million in 1997 principally due to lower pretax income and a lower effective tax rate. Income tax expense from operations increased $4 million in 1996 due primarily to higher pretax income. Income tax expense from operation decreased $4 million in 1995 due primarily to lower pretax income.

Other Income and Deductions
Miscellaneous, net decreased $2 million from the prior year primarily due to increased merger-related expenses. In 1996 and 1995, miscellaneous, net, reflects $5 million of merger costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $66 million for 1997, compared to $138 million and $147 million in 1996 and 1995, respectively.

Cash flows used in investing activities totaled $111 million, $80 million, and $109 million for the years ended December 31, 1997, 1996, and 1995, respectively. Expenditures in 1997 for constructing new or to improve existing facilities and complying with the Clean Air Act were $116 million.

Construction expenditures are expected to be about $80 million in 1998.
For the five-year period 1998-2002, construction expenditures are estimated at $420 million. This estimate does not include any construction expenditures which may be incurred by the Company to meet new air quality standards for ozone and particulate matter, as discussed below.

The Company's need for additional base load electric generating capacity is not anticipated until after the year 2013. Under Title IV of the Clean Air Act Amendments of 1990, the Company is required to significantly reduce total annual sulfur dioxide emissions by the year 2000. Significant reductions in nitrogen oxide are also required. By switching to low-sulfur coal, the Company anticipates that it can comply with the requirements of the law without significant revenue increases because the related capital costs are largely offset by lower fuel costs. As of year-end 1997, estimated remaining capital costs expected to be incurred pertaining to Clean Air Act-related projects totaled $72 million.

In July 1997, the United States Environmental Protection Agency (EPA) issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are still being developed, it is believed that the revised standards will require significant additional reductions in nitrogen oxide and sulfur dioxide emissions from coal-fired boilers. In October 1997, the EPA announced that Illinois is included in the area targeted for nitrogen oxide emissions reductions as part of the EPA's regional control program. Reduction requirements in nitrogen oxide emissions from the Company's coal-fired boilers could exceed 80% from 1990 levels by the year 2002. Reduction requirements in sulfur dioxide emissions may be up to 50% beyond that already required by Phase II acid rain control provisions of the 1990 Clean Air Act Amendments and could be required by 2007. Because of the magnitude of these additional reductions, the Company could be required to incur significantly higher capital costs to meet future compliance obligations for its coal-fired boilers or purchase power from other sources, either of which could have significantly higher operations and maintenance expenditures associated with compliance. At this time, the Company is unable to determine the impact of the revised air quality standards on its future financial condition, results of operations or liquidity.

In December 1997, the United States and numerous other countries agreed to certain environmental provisions (the Kyoto Protocol), which would require decreases in greenhouse gases in an effort to address the "global warming" issue. The Company is unable to predict what requirements, if any, will be adopted in this country. However, implementation of the Kyoto Protocol in its present form would likely result in significantly higher capital costs and operations and maintenance expenditures by the Company. At this time, the Company is unable to determine the impact of these proposals on its future financial condition, results of operations or liquidity.

Cash flows provided by financing activities were $48 million for 1997.
This compares to cash flows used in financing activities of $57 million and $38 million for 1996 and 1995, respectively. The Company's principal financing activities during 1997 included the issuance of $152 million of long-term debt, offset by the redemption of $64 million of long-term debt and dividend payments of $47 million.

The Company plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Company is authorized by the FERC to have up to $150 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At December 31, 1997, the Company had committed bank lines of credit aggregating $80 million (of which $80 million were unused and $15 million were available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At year-end, the Company had $65 million of short-term borrowings.

RATE MATTERS

See Note 2 - Regulatory Matters under Notes to Financial Statements for a discussion of rate matters.

CONTINGENCIES

See Note 8 - Commitments and Contingencies under Notes to Financial Statements for material issues existing at December 31, 1997.

ELECTRIC INDUSTRY RESTRUCTURING

Changes enacted and being considered at the federal and state levels continue to change the structure of the electric industry and utility regulation, as well as encourage increased competition. At the federal level, the Energy Policy Act of 1992 reduced various restrictions on the operation and ownership of independent power producers and gave the FERC the authority to order electric utilities to provide transmission access to third parties.

In April 1996, the FERC issued Order 888 and Order 889, which are intended to promote competition in the wholesale electric market. The FERC requires transmission-owning public utilities, such as AmerenCIPS, to provide transmission access and service to others in a manner similar and comparable to that which the utilities have by virtue of ownership. Order 888 requires that a single tariff be used by the utility in providing transmission service. Order 888 also provides for the recovery of stranded costs, under certain conditions, related to the wholesale business.

Order 889 established the standards of conduct and information requirements that transmission owners must adhere to in doing business under the open access rule. Under Order 889, utilities must obtain transmission service for their own use in the same manner their customers will obtain service, thus mitigating market power through control of transmission facilities.
In addition, under Order 889, utilities must separate their merchant function (buying and selling wholesale power) from their transmission and reliability functions.

The Company believes that Order 888 and Order 889, which relate to its wholesale business, will not have a material adverse effect on its financial condition, results of operations or liquidity.

In addition, certain states are considering proposals or have adopted legislation that will promote competition at the retail level. In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Act) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.)

After evaluating the impact of this legislation, the Company determined that it was necessary to write-off the generation-related regulatory assets and liabilities of its retail electric business. This extraordinary charge reduced 1997 earnings $25 million, net of income taxes. The Company has also concluded that its remaining net generation-related assets are not impaired and that no plant write-downs are necessary at this time. The provisions of the Act could also result in lower revenues, reduced profit margins and increased costs of capital. At this time, the Company is unable to determine any further impact of the Act on its future financial condition, results of operations or liquidity. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.)

INFORMATION SYSTEMS

The Year 2000 issue relates to computer systems and applications that currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test information systems for Year 2000 compliance. The Company estimates that its costs for addressing the Year 2000 issue will range from $3 million to $5 million. These costs will be expensed as incurred.

OUTLOOK

Significant changes are taking place in the electric utility industry. The Company's management and Board of Directors recognize that competition will likely continue to increase in the future, especially in the energy supply portion of the business. New air quality standards are being considered which could significantly increase capital costs, purchased power expenses and other operations and maintenance expenditures. In addition, electric revenues will be lowered due to a rate decrease in the Company's jurisdiction (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information) and expenditures for information systems are increasing (including those costs associated with the Year 2000 issue). These issues will result in numerous challenges and uncertainties for AmerenCIPS and the utility industry. At this time, management cannot predict the ultimate timing or impact of these matters on its future financial condition, results of operations or liquidity.

AmerenCIPS' management and its Board of Directors are taking actions to address these challenges. Efforts are underway to accelerate merger cost savings and other expense reductions. The Company is also analyzing the potential benefits associated with the Illinois electric industry restructuring legislation, including the elimination of the fuel adjustment clause and securitizing certain future revenues. In addition, the Company will continue to focus on developing its core energy business for additional growth opportunities. Through these initiatives and other strategies, the Company intends to address these challenges, maximize the value of its strategic generating assets and enhance stockholder value.

ACCOUNTING MATTERS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and displaying comprehensive income. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and interim reports to stockholders. SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. SFAS 130 and SFAS 131 are not expected to have a material effect on the Company's financial position or results of operations upon adoption.

EFFECTS OF INFLATION AND CHANGING PRICES

The Company's rates for retail electric and gas service are regulated by the Illinois Commerce Commission. Non-retail electric rates are regulated by the FERC.

The current replacement cost of the Company's utility plant substantially exceeds its recorded historical cost. Under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical costs through depreciation may not be adequate to replace plant in future years.
However, existing regulatory practice may be modified for the Company's generation portion of its business (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information).

Changes in the cost of fuel for electric generation and gas costs are generally reflected in billings to customers through fuel and purchased gas adjustment clauses. However, existing regulatory practice may be modified for changes in the cost of fuel for electric generation (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information).

Inflation continues to be a factor affecting operations, earnings, stockholder's equity and financial performance.

SAFE HARBOR STATEMENT

Statements made in this report which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of regulatory actions; changes in laws and other governmental actions; competition; future market prices for electricity; average rates for electricity in the Midwest; business and economic conditions; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; and legal and administrative proceedings.


Item 8.   Financial Statements and Supplementary Data.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               BALANCE SHEET
                   (Thousands of Dollars, Except Shares)

                                      December 31,     December 31,
                                          1997             1996
                                      ------------     ------------
ASSETS
Property and plant, at original
 cost:
   Electric                            $2,311,364       $2,244,571
   Gas                                    249,499          242,664
                                       ----------       ----------
                                        2,560,863        2,487,235
   Less accumulated depreciation
     and amortization                   1,132,591        1,099,261
                                       ----------       ----------
                                        1,428,272        1,387,974
Construction work in progress              59,531           70,150
                                       ----------       ----------
         Total property and plant,
           net                          1,487,803        1,458,124
                                       ----------       ----------

Other assets                               30,476           27,488

Current assets:
   Cash and cash equivalents                6,040            2,261
   Accounts receivable - trade
    (less allowance for doubtful
    accounts of $1,200 and $600,
    respectively)                          67,495           56,627
   Unbilled revenue                        31,708           30,126
   Other accounts and notes
    receivable                              7,760           18,134
   Materials and supplies, at
    average cost -
      Fossil fuel                          24,919           21,610
      Gas Stored Underground               14,275           13,361
      Other                                32,334           38,806
   Other                                   32,637           22,027
                                       ----------       ----------
         Total current assets             217,168          202,952
                                       ----------       ----------
Regulatory assets:
   Deferred income taxes                   28,052           42,035
   Other                                   25,208           64,754
                                       ----------       ----------
         Total regulatory assets           53,260          106,789
                                       ----------       ----------
Total Assets                           $1,788,707       $1,795,353
                                       ==========       ==========
CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value,
    authorized 45,000,000 shares -
    outstanding 25,452,373 shares        $121,282         $121,282
   Retained earnings                      451,477          459,942
                                       ----------       ----------
         Total common stockholder's
          equity                          572,759          581,224
   Preferred stock not subject to
    mandatory redemption                   80,000           80,000
   Long-term debt                         558,474          421,228
                                       ----------       ----------
         Total capitalization           1,211,233        1,082,452
                                       ----------       ----------

Current liabilities:
   Current maturity of long-term
    debt                                    9,000           58,000
   Short-term debt                         64,966           57,768
   Accounts and wages payable              89,362           72,522
   Taxes accrued                           15,869           13,943
   Other                                   21,937           21,996
                                       ----------       ----------
         Total current liabilities        201,134          224,229
                                       ----------       ----------
Accumulated deferred income taxes         257,914          303,700
Accumulated deferred investment tax
 credits                                   40,369           48,885
Regulatory liability                       48,587          100,350
Other deferred credits and
 liabilities                               29,470           35,737
                                       ----------       ----------
Total Capital and Liabilities          $1,788,707       $1,795,353
                                       ==========       ==========

See Notes to Financial Statements.



                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                            STATEMENT OF INCOME
                          (Thousands of Dollars)

                                December 31,    December 31,    December 31,
For the year ended                 1997            1996            1995
                                ------------    ------------    ------------
OPERATING REVENUES:
   Electric                      $700,517        $725,750        $698,463
   Gas                            151,558         155,352         129,610
                                 --------        --------        --------
      Total operating revenues    852,075         881,102         828,073

OPERATING EXPENSES:
   Operations:
      Fuel and purchased power    242,256         274,215         248,226
      Gas                          97,226          96,228          74,054
      Other                       160,201         145,332         154,014
                                 --------        --------        --------
                                  499,683         515,775         476,294
   Maintenance                     75,652          61,458          67,994
   Depreciation and
    amortization                   82,689          81,853          77,626
   Income taxes                    33,661          47,693          43,542
   Other taxes                     57,895          57,792          56,588
                                 --------        --------        --------
      Total operating expenses    749,580         764,571         722,044

OPERATING INCOME                  102,495         116,531         106,029

OTHER INCOME AND DEDUCTIONS:
   Allowance for equity funds
    used during construction          783             378             889
   Miscellaneous, net              (3,800)         (2,245)         (2,636)
                                 --------        --------        --------
      Total other income and
       deductions                  (3,017)         (1,867)         (1,747)

INCOME BEFORE INTEREST CHARGES     99,478         114,664         104,282

INTEREST CHARGES:
   Interest                        36,791          37,754          33,724
   Allowance for borrowed funds
    used during construction         (786)           (483)            (73)
                                 --------        --------        --------
      Net interest charges         36,005          37,271          33,651

INCOME BEFORE EXTRAORDINARY
 CHARGE                            63,473          77,393          70,631
                                 --------        --------        --------

EXTRAORDINARY CHARGE, NET OF
 INCOME TAXES (NOTE 2)            (24,853)              -               -
                                 --------        --------        --------

NET INCOME                         38,620          77,393          70,631
                                 --------        --------        --------

PREFERRED STOCK DIVIDENDS           3,715           3,721           3,850
                                 --------        --------        --------

NET INCOME AFTER DIVIDENDS
 ON PREFERRED STOCK              $ 34,905        $ 73,672        $ 66,781
                                 ========        ========        ========

See Notes to Financial Statements.



                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                          STATEMENT OF CASH FLOWS
                          (Thousands of Dollars)

                                  December 31,    December 31,    December 31,
For the year ended                   1997            1996            1995
                                 -----------     ------------    ------------
Cash Flows From Operating:
  Income before
   extraordinary charge             $63,473         $77,393         $70,631
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Depreciation and
     amortization                    82,689          81,853          77,626
    Allowance for funds
     used during construction        (1,569)           (861)           (962)
    Deferred income taxes, net       (1,686)          1,600           4,575
    Deferred investment
     tax credits, net                (8,516)         (3,349)         (3,361)
    Changes in assets and
     liabilities:
      Temporary investments         (14,396)            522          (5,634)
      Receivables, net               (2,076)        (12,079)          5,362
      Material and supplies           2,249          18,877          (9,365)
      Regulatory assets - other     (50,693)        (44,903)         (1,494)
      Accounts and wages payable     16,840           2,411           6,378
      Taxes accrued                   1,926           2,788          (1,808)
      Other, net                    (21,922)         13,609           5,115
                                   --------        --------        --------
Net cash provided by operating
 activities                          66,319         137,861         147,063

Cash Flows From Investing:
 Construction expenditures         (115,551)       (106,601)       (103,782)
 Allowance for funds used
  during construction                 1,569             861             962
 Other                                3,182          25,874          (6,537)
                                   --------        --------        --------
Net cash used in investing
 activities                        (110,800)        (79,866)       (109,357)

Cash Flows From Financing:
  Dividends on common stock         (43,300)        (62,950)        (71,000)
  Dividends on preferred stock       (3,638)         (3,637)         (3,956)
  Redemptions -
   Long-term debt                   (64,000)              -         (16,000)
  Issuances -
   Short-term debt                    7,198           9,847          32,936
   Long-term debt                   152,000               -          20,000
                                   --------        --------        --------
Net cash provided by (used
 in) financing activities            48,260         (56,740)        (38,020)

Net change in cash and cash
 equivalents                          3,779           1,255            (314)
Cash and cash equivalents
 at beginning of year                 2,261           1,006           1,320
                                   --------        --------        --------
Cash and cash equivalents
 at end of year                      $6,040          $2,261          $1,006
===========================================================================
Cash paid during the periods:
---------------------------------------------------------------------------
 Interest (net of amount
  capitalized)                      $35,363         $36,512         $31,490
  Income taxes                      $36,763         $50,960         $45,550
---------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
An extraordinary charge to earnings was recorded in the fourth quarter of 1997 for the write-off of generation-related regulatory assets and liabilities of the Company's retail electric business as a result of electric industry restructuring legislation enacted in Illinois in December
1997.  The write-off reduced earnings $25 million, net of income taxes.
(See Note 2 - Regulatory Matters for further information.)

See Notes to Financial Statements.

                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                      STATEMENT OF RETAINED EARNINGS
                          (Thousands of Dollars)

Year Ended December 31,          1997            1996            1995
                               --------        --------        --------
Balance at Beginning of
 Period                        $459,942        $449,137        $453,463
  Add:
  Net income                     38,620          77,393          70,631
                               --------        --------        --------
                                498,562         526,530         524,094
                               --------        --------        --------
  Deduct:
  Common stock cash
   dividends                     43,300          62,950          71,000
  Preferred stock cash
   dividends                      3,638           3,637           3,956
  Other                             147               1               1
                               --------        --------        --------
                                 47,085          66,588          74,957

                               --------        --------        --------
Balance at End of Period       $451,477        $459,942        $449,137
                               --------        --------        --------




                SELECTED QUARTERLY INFORMATION  (Unaudited)
                          (Thousands of Dollars)

                                                                Net Income
                                                                  after
                                                               dividends on
                                  Operating      Operating      Preferred
Quarter Ended                     Revenues        Income          Stock
-------------                    ---------       ---------     ------------

March 31, 1997                    $220,692        $22,528        $ 13,453
March 31, 1996                     234,519         29,758          19,653
June 30, 1997                      190,931         21,713          10,902
June 30, 1996                      189,668         20,680          10,271
September 30, 1997                 224,245         42,923          31,816
September 30, 1996                 233,529         45,282          34,029
December 31, 1997 (a)              216,207         15,331         (21,266)
December 31, 1996                  223,386         20,811           9,719

 (a) Loss included an extraordinary charge of $25 million, net of income taxes, and merger costs of $4.6 million.

  Other changes in quarterly earnings are due to the effect of weather on sales and other factors that are characteristic of public utility operations.

See Notes to Financial Statements.


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Central Illinois Public
Service Company:

We have audited the accompanying balance sheets of Central Illinois Public Service Company (an Illinois corporation and a wholly-owned subsidiary of Ameren Corporation) as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Public Service Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                   ARTHUR ANDERSEN LLP

Chicago, Illinois
January 30, 1998





CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

NOTE 1 - Summary of Significant Accounting Policies

Merger and Basis of Presentation

Effective December 31, 1997, following the receipt of all required state and federal regulatory approvals, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren Corporation
(Ameren)(the Merger).

Central Illinois Public Service Company (AmerenCIPS or the Company) is a wholly-owned subsidiary of Ameren Corporation, which is the parent company of two utility operating companies, the Company and AmerenUE. Ameren Corporation is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Ameren Corporation and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Illinois and Missouri. Contracts among the companies--dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power-- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission.

The Company also has a 20% interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and operates an electric generating and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

Regulation
The Company is regulated by the Illinois Commerce Commission (ICC) and the FERC. The accounting policies of the Company conform to generally accepted accounting principles (GAAP).

Property and Plant
The cost of additions to and betterments of units of property and plant is capitalized. Cost includes labor, material, applicable taxes and overheads, plus an allowance for funds used during construction. Maintenance expenditures and the renewal of items not considered units of property are charged to income as incurred. When units of depreciable property are retired, the original cost and removal cost, less salvage, are charged to accumulated depreciation.

Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis. The provision for depreciation in 1997, 1996, and 1995 was approximately 3% of the average depreciable cost.

Fuel and Gas Costs
Changes in the cost of fuel for electric generation and gas costs are generally reflected in billings to customers through fuel and purchased gas adjustment clauses. However, existing regulatory practice may be modified for changes in the cost of fuel for electric generation (see Note 2 - Regulatory Matters for further information).

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and temporary investments purchased with a maturity of three months or less.

Income Taxes
The Company is included in the consolidated federal income tax return filed by Ameren. Income taxes are allocated to the individual companies based on their respective taxable income or loss. Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates.

Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the related properties.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFC) is a utility industry accounting practice whereby the cost of borrowed funds and the cost of equity funds (preferred and common stockholder's equity) applicable to the Company's construction program are capitalized as a cost of construction. AFC does not represent a current source of cash funds. This accounting practice offsets the effect on earnings of the cost of financing current construction, and treats such financing costs in the same manner as construction charges for labor and materials.

Under accepted rate-making practice, cash recovery of AFC, as well as other construction costs, occurs when completed projects are placed in service and reflected in customer rates. The AFC rates used were 8% in 1997 and 1996 and 9% in 1995.

Unamortized Debt Discount, Premium and Expense
Discount, premium, and expense associated with long-term debt are amortized over the lives of the related issues.

Revenue
The Company accrues an estimate of electric and gas revenues for service rendered but unbilled at the end of each accounting period.

Long-Lived Assets
Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" became effective on January 1, 1996. SFAS 121 prescribes general standards for the recognition and measurement of impairment losses. SFAS 121 requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings (see Note 2 - Regulatory Matters for further information).

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions may affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications
Certain reclassifications have been made to prior-years financial statements to conform with 1997 reporting.

NOTE 2 - Regulatory Matters

In September 1997, the ICC approved the Merger subject to certain conditions. The conditions included the requirement for AmerenCIPS to file electric and gas rate cases or alternative regulatory plans within six months after the Merger became final to determine how net merger savings would be shared between the ratepayers and stockholders.

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Act) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois. The Act includes a 5% rate decrease for the Company's residential electric customers, effective August 1, 1998. The Company may be subject to additional 5% residential electric rate decreases in each of 2000 and 2002 to the extent its rates exceed the Midwest utility average at that time. The Company's rates are currently below the Midwest utility average. The Company estimates that the initial 5% rate decrease will result in a decrease in annual electric revenues of about $10 million, based on estimated levels of sales and assuming normal weather conditions. Retail direct access, which allows customers to choose their electric generation supplier, will be phased in over several years. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. The Act also relieves the Company of the requirement in the ICC's Order issued in September 1997 (which approved the Merger), requiring AmerenCIPS to file an electric rate case or alternative regulatory plan in Illinois following consummation of the Merger to reflect the effects of net merger savings. Other provisions of the Act include (1) potential recovery of stranded costs through a transition charge collected from customers who choose another electric supplier, (2) the option to eliminate the retail uniform fuel adjustment clause (FAC) and to roll into base rates a historical level of fuel expense and (3) a mechanism to securitize certain future revenues.

The Company's accounting policies and financial statements conform to GAAP applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Such effects concern mainly the time at which various items enter into the determination of net income in order to follow the principle of matching costs and revenues. For example, SFAS 71 allows the Company to record certain assets and liabilities (regulatory assets and regulatory liabilities) which are expected to be recovered or settled in future rates and would not be recorded under GAAP for nonregulated entities. In addition, reporting under SFAS 71 allows companies whose service obligations and prices are regulated to maintain assets on their balance sheets representing costs they reasonably expect to recover from customers, through inclusion of such costs in future rates. SFAS 101, "Accounting for the Discontinuance of Application of FASB Statement No. 71," specifies how an enterprise that ceases to meet the criteria for application of SFAS 71 for all or part of its operations should report that event in its financial statements. In general, SFAS 101 requires that the enterprise report the discontinuance of SFAS 71 by eliminating from its balance sheet all regulatory assets and liabilities related to the applicable portion of the business which no longer meets SFAS 71 criteria. At its July 24, 1997 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) concluded that application of SFAS 71 accounting should be discontinued once sufficiently detailed deregulation legislation is issued for a separable portion of a business for which a plan of deregulation has been established. However, the EITF further concluded that regulatory assets associated with the deregulated portion of the business, which will be recovered through tariffs charged to customers of a regulated portion of the business, should be associated with the regulated portion of the business from which future cash recovery is expected (not the portion of the business from which the costs originated), and can therefore continue to be carried on the regulated entity's balance sheet to the extent such assets are recovered. In addition, SFAS 121 establishes accounting standards for the impairment of long lived assets (see Note 1 - Summary of Significant Accounting Policies for further information).

Due to the enactment of the Act, prices for the retail supply of electric generation are expected to transition from cost-based, regulated rates to rates determined in large part by competitive market forces in the state of Illinois. As a result, the Company discontinued application of SFAS 71 for its generating business (i.e., the portion of the Company's business related to the supply of electric energy) in the fourth quarter of 1997. The Company has evaluated the impact of the Act on the future recoverability of its regulatory assets and liabilities related to the generation portion of its business and has determined that it is not probable that such assets and liabilities will be recovered through cash flows from the regulated portion of its business. Accordingly, the Company's generation-related regulatory assets and liabilities of its retail electric business were written off in the fourth quarter of 1997, resulting in an extraordinary charge to earnings of $25 million, net of income taxes. These regulatory assets and liabilities included previously incurred costs originally expected to be collected/refunded in future revenues, such as fuel contract restructuring costs, costs associated with an abandoned scrubber at a fossil fuel plant, and income tax-related regulatory assets and liabilities. In addition, the Company has evaluated whether the recoverability of the costs associated with its remaining net generation-related assets have been impaired as defined under SFAS 121.
The Company has concluded that impairment, as defined under SFAS 121, does not exist and that no plant write-downs are necessary at this time. At December 31, 1997, the Company's net investment in generation facilities approximated $602 million and was included in electric plant in-service on the Company's balance sheet.

The provisions of the Act could also result in lower revenues, reduced profit margins and increased costs of capital. At this time, the Company is unable to determine the impact of the Act on its future financial condition, results of operations or liquidity.

In accordance with SFAS 71, the Company has deferred certain costs pursuant to actions of its regulators, and is currently recovering such costs in electric rates charged to customers.

At December 31, the Company had recorded the following regulatory assets and regulatory liability:
(in millions)                       1997            1996
                                    ----            ----
Regulatory Assets:
  Income taxes                       $28            $ 42
  Undepreciated plant costs            -              41
  Unamortized loss on
   reacquired debt                     6              12
  Deferred environmental
   remediation costs                  13              11
  Other                                6               1
                                    ----            ----
Regulatory Assets                    $53            $107
                                    ----            ----
Regulatory Liability:
  Income taxes                        49             100
                                    ----            ----
Regulatory Liability                 $49            $100
                                    ----            ----

Income Taxes:  See Note 6 - Income Taxes.
Undepreciated Plant Costs: Represents the unamortized cost of a generating plant's scrubber costs plus costs of removal.
Unamortized Loss on Reacquired Debt: Represents losses related to refunded debt. These amounts are being amortized over the lives of the related new debt issues or the remaining lives of the old debt issues if no new debt was issued.
Deferred Environmental Remediation Costs: Represents costs, net of recoveries from insurers, relating to studies and remediation at manufactured gas sites which may be recovered through environmental rate riders. (See Note 8 - Commitments and Contingencies for further information.)

The Company continually assesses the recoverability of its regulatory assets. Under current accounting standards, regulatory assets are written off to earnings when it is no longer probable that such amounts will be recovered through future revenues.

In April 1996, the FERC issued Order 888 and Order 889 related to the industry's wholesale electric business. In January 1998, Ameren filed a combined open access tariff which conforms to the FERC's orders.

NOTE 3 - Preferred Stock

At December 31, 1997 and 1996, AmerenCIPS had 4.6 million shares of authorized preferred stock. There were 2 million shares of cumulative preferred and 2.6 million shares of preferred without par value (aggregate stated value not to exceed $65 million) authorized, of which 800,000 shares of cumulative preferred stock are outstanding.

Outstanding preferred stock is redeemable at the redemption prices shown below:

December 31,                                       1997        1996
(in millions)                                      ----        ----
Preferred Stock Not Subject
 to Mandatory Redemption:
  Preferred stock outstanding,
   par value $100 (entitled to
   cumulative dividends)

                                 Redemption
                                   Price
Series                          (per share)

4.00% - 150,000 shares            $101.00          $15         $15
4.25% - 50,000 shares              102.00            5           5
4.90% - 75,000 shares              102.00            8           8
4.92% - 50,000 shares              103.50            5           5
5.16% - 50,000 shares              102.00            5           5
1993 Auction  - 300,000 shares     100.00 - note(a) 30          30
6.625% - 125,000 shares            100.00 - note(b) 12          12
                                                  ----        ----
Total Preferred Stock Not
 Subject to Mandatory
 Redemption                                        $80         $80
                                                  ----        ----

(a) Dividend rates, and periods during which such rates apply, vary depending on the Company's selection of certain dividend period lengths. The average dividend rate during 1997 was 3.98%.
(b)  Not redeemable prior to October 1, 1998.

NOTE 4 - Short-Term Borrowings

Short-term borrowings of the Company consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10-45 days). At December 31, 1997 and 1996, $65 million and $58 million of short-term borrowings were outstanding, respectively. The weighted average interest rates on borrowings outstanding at December 31, 1997 and 1996 were 6.3% and 5.7%, respectively.

At December 31, 1997, the Company had committed bank lines of credit aggregating $80 million (of which $80 million were unused and $15 million were available) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options. These lines of credit are renewable annually at various dates throughout the year.

NOTE 5 - Long-Term Debt

Long-term debt outstanding at December 31, was:
(in millions)
                                                     1997             1996
                                                     ----             ----
First Mortgage Bonds -
  Series L                5 7/8%  paid in 1997       $  -             $ 15
  Series X                6 1/8%  paid in 1997          -               43
  Series W                    7 1/8% due 1999          50               50
  Series Z                     6.00% due 2000          25               25
  Series 1997-2                6.73% due 2001          20                -
  Series Y                    6 3/4% due 2002          23               23
  Series Z                    6 3/8% due 2003          40               40
  Series 1995-1                6.49% due 2005          20               20
  Series 1997-2                7.05% due 2006          20                -
  Series X                    7 1/2% due 2007          50               50
  Series 1997-2                7.61% due 2017          40                -
  Series W                    8 1/2% due 2022          33               33
  Other    6.52% - 6.99% due 1999 through 2003         45                -
                                                     ----             ----
                                                     $366             $299
                                                     ----             ----
Pollution Control Loan Obligations
  1990 Series B                 7.60% due 2013         32               32
  1990 Series A                 7.60% due 2014         20               20
  1993 Series C-1          due 2026 - note (a)         35               35
  1993 Series C-2          due 2026 - note (b)         25               25
  1993 Series A                6 3/8% due 2028         35               35
  Other                 4.375% - 5.9% due 2028         35               35
                                                     ----             ----
                                                     $182             $182
Unsecured Loans  - note (c)                            21                -
Unamortized Discount and Premium on
 Debt                                                  (2)              (2)
Maturities Due Within One Year                         (9)             (58)
                                                     ----             ----
Total Long-Term Debt                                 $558             $421

(a) The interest rate for the year 1997 was 4.20%. This interest rate will be adjusted to a then-current market rate on August 15, 1998. Actual interest rates, and the periods during which such rates apply, vary depending on the Company's selection of certain defined rate modes.
(b) The interest rate for the year 1997 was 5.70%. This interest rate is subject to redetermination at the option of the Company commencing August 15, 2003. Actual interest rates, and the periods during which such rates apply, vary depending on the Company's selection of certain defined rate modes.
(c) Bank credit agreements, due 2002, permit the Company to borrow up to $42 million. Interest rates vary depending on market conditions and the Company's selection of various options under the agreements. At December 31, 1997, the average annualized interest rate was 6.15%.

Maturities of long-term debt through 2002 are as follows:
    (in millions)              Principal
                                 Amount
                               ---------
                  1998            $ 9
                  1999             60
                  2000             35
                  2001             30
                  2002             45

NOTE 6 - Income Taxes

Total income tax expense for 1997 resulted in an effective tax rate of 35% on earnings before income taxes (38% in 1996 and 37% in 1995).

Principal reasons such rates differ from the statutory federal rate:
                                 1997       1996      1995
                                 ----       ----      ----
Statutory federal income         35 %       35 %      35 %
 tax rate
Increases (Decreases) from:
 Amortization of Investment
  Tax Credit                     (3)%       (3)%      (3)%
  State tax                       5 %        5 %       5 %
  Other                          (2)%        1 %       -
                                 ----       ----      ----
Effective income tax rate        35 %       38 %      37 %
                                 ----       ----      ----

Income tax expense components:
(in millions)                    1997       1996      1995
                                 ----       ----      ----
Taxes currently payable
 (principally federal):
Included in operating
 expenses                         $39        $54       $41
Included in other income--
 Miscellaneous, net                 -          -         2
                                 ----       ----      ----
                                  $39        $54       $43
                                 ----       ----      ----
Deferred taxes (principally
 federal):
Included in operating
 expenses--
  Depreciation differences        $(4)       $ -       $ 6
  Other                             2         (3)        -
Included in other income--
  Other                             -          -        (1)
                                 ----       ----      ----
                                  $(2)       $(3)      $ 5

Deferred investment tax
 credits, amortization
Included in operating
 expenses                         $(3)       $(3)      $(3)
                                 ----       ----      ----
Total income tax expense          $34        $48       $45
                                 ----       ----      ----

In accordance with SFAS 109, "Accounting for Income Taxes," a regulatory asset, representing the probable recovery from customers of future income taxes, which is expected to occur when temporary differences reverse, was recorded along with a corresponding deferred tax liability. Also, a regulatory liability, recognizing the lower expected revenue resulting from reduced income taxes associated with amortizing accumulated deferred investment tax credits, was recorded. Investment tax credits have been deferred and will continue to be credited to income over the lives of the related property.

The Company adjusts its deferred tax liabilities for changes enacted in tax laws or rates. Recognizing that regulators will probably reduce future revenues for deferred tax liabilities initially recorded at rates in excess of the current statutory rate, reductions in the deferred tax liability were credited to the regulatory liability.


Temporary differences gave rise to the following deferred tax assets and deferred tax liabilities at December 31:
(in millions)                          1997      1996
                                       ----      ----
Accumulated Deferred Income Taxes:
  Accelerated Depreciation             $235      $246
  Capitalized taxes and expenses         96       107
  Disallowed plant costs                  -        (3)
  Regulatory liabilities, net           (42)      (46)
  Prepayments                           (32)      (11)
  Other                                   1         -
                                       ----      ----
Total net accumulated deferred
 income tax liabilities                $258      $293
                                       ----      ----

NOTE 7 - Retirement Benefits

The Company has a defined-benefit pension plan covering substantially all of its employees. Benefits are based on the employees' years of service and compensation. The Company's plan is funded in compliance with income tax regulations and federal funding requirements. The Company uses a September 30 measurement date for its valuation of pension plan assets and liabilities.

Pension costs for the years 1997, 1996 and 1995, were $5 million, $4 million and $6 million, respectively, of which approximately 15% in 1997 and 1996 and 18% in 1995 was charged to construction accounts.

Funded Status of Pension Plan:
(in millions)                  1997       1996       1995
                               ----       ----       ----
Actuarial present value
 of benefit obligation:
  Vested benefit obligation    $164       $148       $121
  Accumulated benefit
   obligation                  $190       $171       $142
  Projected benefit
   obligation for service
   rendered to date            $234       $211       $181
  Less:  Plan assets at
   fair value*                  315        253        221
                               ----       ----       ----
(Excess) of plan assets
 versus projected benefit
 obligation                     (81)       (42)       (40)
Unrecognized net gain            76         40         33
Unrecognized prior service
 cost                           (11)       (11)        (5)
Unrecognized net assets at
 transition                       3          3          4
                               ----       ----       ----
Prepaid pension costs at
 September 30                   (13)       (10)        (8)
Expense, net of funding
 October to December             (2)        (1)         -
                                ----       ----      -----
Prepaid pension cost at
 December 31                   $(15)      $(11)      $ (8)
                                ----       ----      -----
* Plan assets consist principally of common and preferred stocks, bonds, money market instruments and real estate.

Components of Net Pension Expense:
(in millions)                   1997       1996       1995
                                ----       ----       ----
Service cost - benefits
 earned during the period       $  7       $  7       $  7
Interest cost on projected
 benefit obligation               16         13         12
Actual return on plan
 assets                          (60)       (30)       (34)
Net amortization and
 deferral                         42         14         21
                                ----       ----       ----
Pension Cost                    $  5       $  4       $  6
                                ----       ----       ----

Assumptions for Actuarial Present Value of Projected Benefit Obligations:
                                1997       1996       1995
                                ----       ----       ----
Discount rate at
 measurement date               7.5%       7.5%       7.5%
Increase in future
 compensation                   4.5%       4.5%       4.5%
Plan assets long-term rate
 of return                      8.5%       8.5%       8.0%

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for those benefits if they reach retirement age while working for the Company. The Company accrues the expected postretirement benefit costs during employees' years of service.

The Company's funding policy is to fund two Voluntary Employee Beneficiary Association trusts (VEBA) and the 401(h) account established within the Company retirement income trust with the lessor of the net periodic cost or the amount deductible for federal income tax purposes. The Company uses a September 30 measurement date for its valuation of postretirement assets and liabilities.

Postretirement benefit costs were $12 million for 1997, $16 million for 1996 and $17 million for 1995, of which approximately 17% was charged to construction accounts in 1997 and 15% in each of 1996 and 1995. The Company's transition obligation at December 31, 1997, is being amortized over the next 15 years.

Funded Status of the Plans:
(in millions)                  1997       1996       1995
                               ----       ----       ----
Accumulated postretirement
 benefit obligation:
  Active employees eligible
   for benefits                $ 23       $ 20       $ 17
  Retired employees              47         54         50
  Other active employees         67         65         76
                               ----       ----       ----
  Total benefit obligation      137        139        143
  Less:  Plan assets at
   fair market value*           106         71         49
                               ----       ----       ----
Accumulated postretirement
 benefit obligation in
 excess of plan assets           31         68         94
Unrecognized - transition
               obligation       (84)       (89)       (99)
             - gain              64         38         24
                               ----       ----       ----
Accrued postretirement
 benefit cost at September 30    11         17         19
Expense, net of funding,
 October to December             (7)       (14)       (15)
                               ----       ----       ----
Postretirement benefit
 liability at December 31      $  4       $  3       $  4
                               ----       ----       ----
* Plan assets consist principally of common and preferred stocks, bonds, money market instruments and real estate.

Components of Postretirement Benefit Cost:
(in millions)                   1997       1996       1995
                                ----       ----       ----
Service cost - benefits
 earned during the period       $  4        $ 4        $ 4
Interest cost on projected
 benefit obligation               10         11         10
Actual return on plan
 assets                          (21)        (9)        (8)
Amortization of transition
 obligation                        6          6          6
Deferred gains                    13          4          5
                                ----       ----       ----
Net periodic cost               $ 12        $16        $17
                                ----       ----       ----

Assumptions for the Obligation Measurements:
                                     1997       1996       1995
                                     ----       ----       ----
Discount rate at measurement
 date                                7.25%       7.5%       7.5%
Plan assets long-term rate
 of return                           8.5%        8.5%       8.0%
Medical cost trend rate
                       - initial     8.5%        9.8%      10.6%
                       - ultimate    5.5%        4.5%       4.0%
Ultimate medical cost trend
 rate expected in year               2005        2005       2007


A 1% increase in the medical cost trend rate is estimated to increase the net periodic cost and the accumulated postretirement benefit obligation as of September 30, 1997 approximately $3 million and $22 million, respectively.

NOTE 8 - Commitments and Contingencies

The Company is engaged in a construction program under which expenditures averaging approximately $84 million, including AFC, are anticipated during each of the next five years. This estimate does not include any construction expenditures which may be incurred by the Company to meet new air quality standards for ozone and particulate matter, as discussed later in this Note.

The Company has commitments for the purchase of coal under long-term contracts. Coal contract commitments, including transportation costs, for 1998 through 2002 are estimated to total $602 million. Total coal purchases, including transportation costs, for 1997, 1996 and 1995 were $209 million, $217 million and $189 million, respectively. The Company also has existing contracts with pipeline and natural gas suppliers to provide natural gas for distribution and electric generation. Gas-related contract commitments for 1998 through 2002 are estimated at $133 million. Total delivered natural gas costs for 1997, 1996 and 1995 were $97 million, $97 million and $67 million, respectively.

During 1996, the Company restructured its contract with one of its major coal suppliers. In 1997, the Company paid a $70 million restructuring payment to the supplier, which allows it to purchase at market prices low-sulfur, non-Illinois coal through the supplier (in substitution for the high-sulfur Illinois coal the Company was obligated to purchase under the original contract); and would receive options for future purchases of low-sulfur, non-Illinois coal from the supplier through 1999 at set negotiated prices.

By switching to low-sulfur coal, the Company was able to discontinue operating a generating station scrubber. The benefits of the restructuring include lower cost coal, avoidance of significant capital expenditures to renovate the scrubber and elimination of scrubber operations and maintenance costs (offset by scrubber retirement expenses). The net benefits of restructuring are expected to exceed $100 million over the next 10 years. In December 1996, the ICC entered an order approving the switch to non-Illinois coal, recovery of the restructuring payment plus associated carrying costs (Restructuring Charges) through the retail FAC over six years, and continued recovery in rates of the undepreciated scrubber investment plus costs of removal. Additionally, in May 1997 the FERC approved recovery of the wholesale portion of the Restructuring Charges through the wholesale FAC. As a result of the ICC and FERC orders, the Company classified the $72 million of the Restructuring Charges made to the coal supplier in February 1997 as a regulatory asset and, through December 1997, recovered approximately $10 million of the Restructuring Charges through the retail FAC and from wholesale customers.

A group of industrial customers filed with the Illinois Third District Appellate Court (the Court) in February 1997 an appeal of the December 1996 order of the ICC. On November 24, 1997, the Court reversed the ICC's December 1996 order, finding that the Restructuring Charges were not direct costs of fuel that may be recovered through the retail FAC, but rather should be considered as a part of a review of aggregate revenue requirements in a full rate case. Restructuring Charges allocated to wholesale customers (approximately $7 million) are not in question as a result of the opinion of the Court. In December 1997, the Company requested a rehearing by the Court; that request was denied. However, the Court did rule that all revenues collected under the retail FAC in 1997 would not have to be refunded to customers. The Company has appealed to the Illinois Supreme Court the Court's decision that Restructuring Charges may not be recovered through the retail FAC.

The recoverability of the restructuring charges under the retail FAC was also impacted by the Electric Service Customer Choice and Rate Relief Law of 1997 (the Act). Among other things, the Act provides utilities with the option to eliminate the retail FAC and limits the ability of utilities to file a full rate case for its aggregate revenue requirements. After evaluating the impact of the Act on the future recoverability of the Company's Restructuring Charges through future rates, the Company concluded that the unamortized balance of the retail portion of its Restructuring Charges as of December 31, 1997, should be written off ($34 million, net of
income taxes).   See Note 2 - Regulatory Matters for further information.

Under Title IV of the Clean Air Act Amendments of 1990, the Company is required to significantly reduce total annual sulfur dioxide emissions by the year 2000. Significant reductions in nitrogen oxide are also required. By switching to low-sulfur coal and early banking of emission credits, the Company anticipates that it can comply with the requirements of the law without significant revenue increases because the related capital costs are largely offset by lower fuel costs. As of year-end 1997, estimated remaining capital costs expected to be incurred pertaining to Clean Air Act-related projects totaled $72 million.

In July 1997, the United States Environmental Protection Agency (EPA) issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are still being developed, it is believed that the revised standards will require significant additional reductions in nitrogen oxide and sulfur dioxide emissions from coal-fired boilers. In October 1997, the EPA announced that Illinois is included in the area targeted for nitrogen oxide emissions reductions as part of the EPA's regional control program. Reduction requirements in nitrogen oxide emissions from the Company's coal-fired boilers could exceed 80% from 1990 levels by the year 2002. Reduction requirements in sulfur dioxide emissions may be up to 50% beyond that already required by Phase II acid rain control provisions of the 1990 Clean Air Act Amendments and are anticipated to be required by 2007. Because of the magnitude of these additional reductions, the Company could be required to incur significantly higher capital costs to meet future compliance obligations for its coal-fired boilers or purchase power from other sources, either of which could have significantly higher operations and maintenance expenditures associated with compliance. At this time, the Company is unable to determine the impact of the revised air quality standards on its future financial condition, results of operations or liquidity.

In December 1997, the United States and numerous other countries agreed to certain environmental provisions (the Kyoto Protocol), which would require decreases in greenhouse gases in an effort to address the "global warming" issue. The Company is unable to predict what requirements, if any, will be adopted in this country. However, implementation of the Kyoto Protocol in its present form would likely result in significantly higher capital costs and operations and maintenance expenditures by the Company. At this time, the Company is unable to determine the impact of these proposals on the Company's future financial condition, results of operations or liquidity.

As of December 31, 1997, the Company has been designated as a potentially responsible party (PRP) by federal and state environmental protection agencies at three hazardous waste sites. Other hazardous waste sites have been identified for which the Company may be responsible but has not been designated a PRP. Costs relating to studies and remediation and associated legal and litigation expenses are being accrued and deferred rather than expensed currently, pending recovery through rates. Through December 31, 1997, the total of the costs deferred, net of recoveries from insurers and through environmental adjustment clause rate riders approved by the ICC, was $13 million.

The ICC has instituted a reconciliation proceeding to review the Company's environmental remediation activities in 1993, 1994 and 1995 and to determine whether the revenues collected under the riders in 1993 were consistent with the amount of remediation costs prudently and properly incurred. Amounts found to have been incorrectly included under the riders would be subject to refund. In mid-1997, the Company and the ICC Staff submitted a stipulation with regard to all matters at issue which concluded that the amounts collected under the environmental rate riders were appropriate in all material respects. A ruling from the ICC is still pending.

The Company continually reviews remediation costs that may be required for all of these sites. Any unrecovered environmental costs are not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 filed unfair labor practice charges with the National Labor Relations Board (NLRB) relating to the legality of the lockout by the Company of both unions during 1993. The NLRB has issued complaints against the Company concerning its lockout. Both unions seek, among other things, back pay and other benefits for the period of the lockout. The Company estimates the amount of back pay and other benefits for both unions to be less than $17 million. An administrative law judge of the NLRB has ruled that the lockout was unlawful. On July 23, 1996, the Company appealed to the NLRB. The Company believes the lockout was both lawful and reasonable and that the final resolution of the disputes will not have a material adverse effect on its financial position, results of operations or liquidity.

Regulatory changes enacted and being considered at the federal and state levels continue to change the structure of the utility industry and utility regulation, as well as encourage increased competition. At this time, the Company is unable to predict the impact of these changes on its future financial condition, results of operations or liquidity. (See Note 2 - Regulatory Matters for further information.)

The Company is involved in other legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. The Company believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9  - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Temporary Investments/Short-Term Borrowings
The carrying amounts approximate fair value because of the short-term maturity of these instruments.

Preferred Stock
The fair value is estimated based on the quoted market prices for the same or similar issues.

Long-Term Debt
The fair value is estimated based on the quoted market prices for same or similar issues or on the current rates offered to the Company for debt of comparable maturities.

Carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                    1997                 1996
                                    ----                 ----
(in millions)                Carrying      Fair    Carrying     Fair
                              Amount      Value     Amount     Value
                             --------     -----    --------    -----
Preferred stock                $ 80       $ 71       $ 80      $ 65
Long-term debt (including
  current portion)              567        600        479       488



Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

DIRECTORS

Paul A. Agathen, Senior Vice            Richard A. Lumpkin, Chairman
President - Energy Supply Services      and Chief Executive Officer of
of UE                                   Illinois Consolidated Telephone
                                        Company, and Vice Chairman of
Donald E. Brandt, Senior Vice           McLeod USA Inc.
President - Finance of Ameren
Corporation and UE                      Hanne M. Merriman, Principal in
                                        Hanne Merriman Associates, retail
Clifford L. Greenwalt, Retired          business consultants
President and Chief Executive
Officer of CIPSCO and CIPS              Charles W. Mueller, Chairman,
                                        President and Chief Executive
John L. Heath, Retired Chairman         Officer of Ameren Corporation and
and President of L.S. Heath &           President and Chief Executive
Sons, Inc., candy manufacturer          Officer of UE

Robert W. Jackson, Retired Senior       Gary L. Rainwater, President and
Vice President - Finance and            Chief Executive Officer
Secretary of CIPS
                                        Thomas L. Shade, Retired Chairman of
Gordon R. Lohman, Chairman and          the Board and Chief Executive Officer
Chief Executive Officer of              of Moorman Manufacturing Company
AMSTED Industries Incorporated
                                        James W. Wogsland, Retired Vice
                                        Chairman of Caterpillar, Inc.



EXECUTIVE OFFICERS

Executive Officers of the Registrant (ages at December 31, 1997).

Name                Age       Positions Held
-----               ---       --------------
G. L. Rainwater     51        President and Chief Executive Officer
W. A. Koertner      48        Vice President Finance & Administration
                                and Secretary
J. T. Birkett       60        Vice President Power Operations
D. R. Patterson     61        Vice President Regional Operations
G. W. Moorman       54        Vice President Regional Operations
W. L. Baxter        36        Controller
J. E. Birdsong      43        Treasurer


     The present term of office of the above executive officers extends to the first meeting of the Board of Directors of CIPS after the next annual election of Directors, scheduled to be held on April 28, 1998. There is no family relationship between any executive officer and any other executive officer or any director.

     Except for Mr. Baxter, each of the officers named above has been employed by CIPS or its affiliates in executive or management positions for more than five years. Mr. Baxter was previously employed by Price Waterhouse LLP.

Item 11.  Executive Compensation.

     The information required by Item 11 is to be set forth in the Proxy Statement. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors -- Executive Compensation" and -- "Directors' Compensation" appearing in the Proxy Statement; provided, however, that no part of the information appearing under the portion of the Proxy Statement entitled "Election of Directors -- Compensation Committee Report on Executive Compensation" or -- "5 Year Cumulative Total Return" is deemed to be filed as part of this Form 10-K Annual Report.

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

     None.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                       Page of this report
                                                          on Form 10-K

(a) 1.  Financial statements
         Balance Sheet - December 31, 1997 and 1996  . .
         Statement of Income for the years ended
         December 31, 1997, 1996 and 1995. . . . . . . .
         Statement of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995. . . . . . . .
         Statement of Retained Earnings for the years
         ended December 31, 1997, 1996 and 1995. . . . .
         Report of Independent Public Accountants. . . .
         Notes to Financial Statements . . . . . . . . .

(a) 2.  Schedules supporting financial statements:


        All Financial Statement Schedules have
        been omitted as not applicable or not required or because the information required to be shown therein is included in the financial statements or notes thereto.

(a) 3.  Exhibits

        2.01  Agreement and Plan of Merger, dated as
              of August 11, 1995, by and among CIPSCO
              Incorporated, Union Electric Company,
              Ameren Corporation and Arch Merger Inc.
              (Exhibit 2(a) filed with CIPSCO's and
              CIPS' Form 10-Q/A (Amendment No. 1) for
              the quarter ended June 30, 1995.)
              Incorporated by Reference . .. . . . . . .

        3.01  Restated Articles of Incorporation of
              CIPS.  (Exhibit 3(b) filed with CIPS'
              Form 10-Q for the quarter ended March 31,
              1994.)  Incorporated by Reference. . . . .

        3.02  Bylaws of CIPS (Exhibit 3(c) filed with
              CIPS' Form 10-Q for the quarter ended
              March 31, 1994.)  Incorporated by
              Reference. . . . . . . . . . . . . . . . .

        3.03  By laws of CIPS dated February 13, 1998. .


                                                       Page of this report
                                                           on Form 10-K
Exhibits (Continued)

    4   Indenture of Mortgage or Deed of Trust dated
        October 1, 1941, from CIPS to Continental
        Illinois National Bank and Trust Company of
        Chicago and Edmond B. Stofft, as Trustees.
        (Exhibit 2.01 in File No. 2-60232.)
        Supplemental Indentures dated, respectively
        September 1, 1947, January 1, 1949, February 1,
        1952, September 1, 1952, June 1, 1954, February
        1, 1958, January 1, 1959, May 1, 1963, May 1,
        1964, June 1, 1965, May 1, 1967, April 1, 1970,
        April 1, 1971, September 1, 1971, May 1, 1972,
        December 1, 1973, March 1, 1974, April 1, 1975,
        October 1, 1976, November 1, 1976, October 1,
        1978, August 1, 1979, February 1, 1980,
        February 1, 1986, May 15, 1992, July 1, 1992,
        September 15, 1992, April 1, 1993, and June 1,
        1995 between CIPS and the Trustees under the
        Indenture of Mortgage or Deed of Trust referred
        to above (Amended Exhibit 7(b) in File No. 2-7341;
        Second Amended Exhibit 7.03 in File No. 2-7795;
        Second Amended Exhibit 4.07 in File No. 2-9353;
        Amended Exhibit 4.05 in file No. 2-9802; Amended
        Exhibit 4.02 in File No. 2-10944; Amended Exhibit
        2.02 in File No. 2-13866; Amended Exhibit 2.02 in
        File No. 2-14656; Amended Exhibit 2.02 in File No.
        2-21345; Amended Exhibit 2.02 in File No. 2-22326;
        Amended Exhibit 2.02 in File No. 2-23569; Amended
        Exhibit 2.02 in File No. 2-26284; Amended Exhibit
        2.02 in File No. 2-36388; Amended Exhibit 2.02 in
        File No. 2-39587; Amended Exhibit 2.02 in File No.
        2-41468; Amended Exhibit 2.02 in File No. 2-43912;
        Exhibit 2.03 in File No. 2-60232; Amended Exhibit
        2.02 in File No. 2-50146; Amended Exhibit 2.02 in
        File No. 2-52886; Second Amended Exhibit 2.04 in
        File No. 2-57141; Amended Exhibit 2.04 in File No.
        2-57557; Amended Exhibit 2.06 in File No. 2-62564;
        Exhibit 2.02(a) in File No. 2-65914; Amended
        Exhibit 2.02(a) in File No. 2-66380; and Amended
        Exhibit 4.02 in File No. 33-3188; Exhibit 4.02 to
        Form 8-K dated May 15, 1992; Exhibit 4.02 to Form
        8-K dated July 1, 1992; Exhibit 4.02 to Form 8-K
        dated September 15, 1992; Exhibit 4.02 to Form
        8-K dated March 30, 1993; Exhibit 4.03 to Form 8-K
        dated June 5, 1995; Exhibit 4.03 to Form 8-K dated
        March 15, 1997; Exhibit 4.03 to Form 8-K dated June 1,
        1997.)  Incorporated by Reference. . . . . . . . . . . . .


                                                       Page of this report
                                                           on Form 10-K
Exhibits (Continued)

        10.01 Form of Deferred Compensation
              Agreement for Directors (Exhibit 10.01
              filed with 1990 Annual Report on Form
              10-K) Incorporated by Reference. . . . . .

        10.02 Amended Form of Deferred Compensation
              Agreement for Directors (Exhibit 10.02
              filed with 1993 Annual Report on Form
              10-K) Incorporated by Reference. . . . . .

        10.03 Form of Management Continuity Agreement
              (Exhibit 10.05 filed with CIPSCO's and
              CIPS' 1994 Annual Report on Form 10-K)
              Incorporated by Reference. . . . . . . . .

        10.04 Form of Director's Retirement Income Plan
              (Exhibit 10.04 filed with 1990 Annual
              Report on Form 10-K) Incorporated by
              Reference. . . . . . . . . . . . . . . . .

        10.05 Form of Management Incentive Plan (Exhibit
              10.06 filed with 1991 Annual Report on
              Form 10-K)  Incorporated by Reference. . .

        10.06 Form of Excess Benefit Plan (Exhibit 10.10
              filed with CIPSCO's and CIPS' 1994 Annual
              Report on Form 10-K)  Incorporated by
              Reference. . . . . . . . . . . . . . . . .

        10.07 Amendment to Form of Excess Benefit Plan
              (Exhibit 10.07 filed with CIPSCO's and
              CIPS' 1995 Annual Report on Form 10-K)
              Incorporated by Reference. . . . . . . . .

        10.08 Form of Special Executive Retirement Plan
              (Exhibit 10.11 filed with CIPSCO's and
              CIPS' 1994 Annual Report on Form 10-K)
              Incorporated by Reference. . . . . . . . .

        10.09 Amendment to Form of Special Executive
              Retirement Plan(Exhibit 10.09 filed with
              CIPSCO's and CIPS' 1995 Annual Report on
              Form 10-K.)  Incorporated by Reference . .

        10.10 Stock Option Agreement, dated as of August
              11, 1995, by and between CIPSCO Incorporated
              and Union Electric Company.  (Exhibit 10(a)
              filed with CIPSCO's and CIPS' Form 10-Q for
              the quarter ended June 30, 1995.)
              Incorporated by Reference. . . . . . . . .


                                                       Page of this report
                                                           on Form 10-K
Exhibits (Continued)

        10.11 Stock Option Agreement, dated as of August
              11, 1995, by and between Union Electric
              Company and CIPSCO Incorporated.  (Exhibit
              10(b) filed with CIPSCO's and CIPS' Form
              10-Q for the quarter ended June 30, 1995.)
              Incorporated by Reference. . . . . . . . .

        12    Computation of Ratio of Earnings to Fixed
              Charges. . . . . . . . . . . . . . . . . .

        21    Subsidiaries of CIPS . . . . .. . . . . .

        23    Consent of Independent Public Accountants

        24    Powers of Attorney . . . . . . . . . . . .

        27    Financial Data Schedule* . . . . . . . . .

        99    Description of Capital Stock - CIPS. . . .


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

         5. CIPS Credit Agreements (effective February 12, 1997) with various banks currently providing $42,000,000 of unsecured long-term lines of credit.

 (b)     Reports on Form 8-K

         November 24, 1997    Item 5. Other Events:
                              Third District Appellate Court reverses
                              Illinois commission order in coal contract restructuring.

         December 16, 1997    Item 5. Other Events:
                              Governor signs Electric Service Customer
                              Choice and Rate Relief Law of 1997.

         December 31, 1997    Item 2. Acquisition or Disposition of Assets
                              and Item 7. Financial Statements and Exhibits:
                              Information and financial data related to completion of the merger.


                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                         (Registrant)


                          By      /s/  G. L. RAINWATER
                            _____________________________________
                                       G. L. RAINWATER
                            President and Chief Executive Officer

Date:  March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

     Signature                          Title

Principal Executive Officer:

/s/  G. L. RAINWATER
     G. L. RAINWATER     President and Chief Executive Officer
                           and Director

Principal Financial Officer:

/s/  W. A. KOERTNER
     W. A. KOERTNER      Vice President and Secretary, and as
                           Attorney-in-Fact*

Principal Accounting Officer:

/s/  W. L. BAXTER
     W. L. BAXTER             Controller

PAUL A. AGATHEN*              Director
DONALD E. BRANDT*             Director
CLIFFORD L. GREENWALT*        Director
JOHN L. HEATH*                Director
ROBERT W. JACKSON*            Director
GORDON R. LOHMAN*             Director
RICHRD A. LUMPKIN*            Director
HANNE M. MERRIMAN*            Director
CHARLES W. MUELLER*           Director
THOMAS L. SHADE*              Director
JAMES W. WOGSLAND*            Director

Date:  March 27, 1998