Form 10-Q
period 1998-03-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1998-05-14
CIK 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended MARCH 31, 1998

                                    OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ........ to ........



Commission     Registrant; State of Incorporation;  I.R.S. Employer
File Number    Address; and Telephone Number        Identification No.
___________    ___________________________________  __________________

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

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                    Common stock, no par value, 25,452,373
                    shares outstanding and held by
                    Ameren Corporation at April 30, 1998



                  Central Illinois Public Service Company

                                   Index

                                                       Page No.

Part I         Financial Information (Unaudited)

               Management's Discussion and Analysis

               Balance Sheet
               - March 31, 1998 and December 31, 1997

               Statement of Income
               - Three months and 12 months ended
               March 31, 1998 and 1997

               Statement of Cash Flows
               - Three months ended March 31, 1998 and 1997

               Notes to Financial Statements



Part II        Other Information



                PART I.  FINANCIAL INFORMATION (UNAUDITED)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Central Illinois Public Service Company (AmerenCIPS or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a newly created holding company, which is registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, the Registrant and CIPSCO Investment Company (CIC), becoming wholly-owned subsidiaries of Ameren (the Merger).

The following discussion and analysis should be read in conjunction with the Notes to Financial Statements beginning on page 9, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements and the Notes to Financial Statements appearing in the Registrant's 1997 Annual Report included in its 1997 Form 10-K.

RESULTS OF OPERATIONS

Earnings
First quarter 1998 earnings of $12 million declined $2 million from 1997's first quarter earnings. Earnings for the 12 months ended March 31, 1998 were $33 million, a $35 million decrease from the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended March 31, 1998, were $61 million.

Earnings fluctuated due to many conditions, the primary ones being: weather variations, sales growth, fluctuating operating costs, the write-off of generation-related regulatory assets and liabilities, and merger-related costs. The significant items affecting revenues, costs and earnings during the three-month and 12-month periods ended March 31, 1998, and 1997 are detailed below.

Electric Operations

Electric Operating Revenues       Variations for periods ended March 31, 1998
                                       from comparable prior-year periods
                                  -------------------------------------------
(Millions of Dollars)                 Three Months         Twelve Months
                                      ------------         -------------
Effect of abnormal weather              $  (4)               $  (3)
Growth and other                            5                   13
Interchange sales                         (11)                 (35)
                                      ------------         -------------
                                        $ (10)               $ (25)
                                      ------------         -------------

The $10 million decrease in first-quarter electric revenues compared to the year-ago quarter was primarily due to milder weather and interchange sales decreasing 38 percent due to market conditions. Weather-sensitive residential and commercial sales decreased 3 percent and 1 percent, respectively, due to milder weather in the current period. Industrial sales increased 3 percent over the same period due to the stronger regional economy.

The change in revenues for the 12 months ended March 31, 1998 compared to the prior 12-month period was also due to decreased interchange sales. Interchange sales decreased 17 percent due to market conditions.
Residential, commercial and industrial sales remained flat over the same period.

Fuel and Purchased Power          Variations for periods ended March 31, 1998
                                       from comparable prior-year periods
                                  -------------------------------------------
(Millions of Dollars)                 Three Months         Twelve Months
                                      ------------         -------------
Fuel:
    Variation in generation             $  (19)              $  (14)
    Price                                    -                   (3)
    Generation efficiencies and other        3                    -
Purchased power variation                    9                  (10)
                                      ------------         -------------
                                        $   (7)              $  (27)
                                      ------------         -------------

The decline in fuel and purchased power costs for the three months ended March 31, 1998 versus the comparable prior year quarter was driven by a decrease in native load and interchange sales.

The decrease in fuel and purchased power costs for the 12 months ended March 31, 1998 versus the year-ago period was driven mainly by a decrease in interchange sales and lower fuel prices due to the use of lower cost coal.

Gas Operations
Gas revenues for the three months ended March 31, 1998 compared to the comparable prior-year period decreased $11 million primarily due to the effect of milder weather on dekatherm sales to ultimate customers and lower gas costs reflected in the purchased gas adjustment clause. Gas revenues for the 12-month period ended March 31, 1998 decreased $11 million compared to the same year-ago period due to a decline in dekatherm sales to ultimate customers and lower gas costs reflected in the purchased gas adjustment clause.

Gas costs for the three months and 12 months ended March 31, 1998 decreased $8 million and $6 million, respectively, compared to the year-ago period. The decreases in gas costs for these periods were primarily due to lower dekatherm sales and lower gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses increased $2 million for the first quarter of 1998 compared to the same year-ago period due to an increase in injuries and damages expense. The $11 million increase in other operations expenses for the 12 months ended March 31, 1998 compared to the prior 12-month period was primarily due to increases in labor, various equipment rentals and information system-related costs.

Maintenance expenses for the first quarter of 1998 decreased $1 million compared to the year-ago quarter due to less scheduled fossil plant maintenance. The $10 million increase in maintenance expenses for the 12-month period ended March 31, 1998 compared to the prior 12-month period was due to scheduled outages at three generating plants during 1997.

Depreciation and amortization expense for the three-month and 12-month periods ended March 31, 1998, decreased $2 million and $3 million, respectively, versus the comparable 1997 periods, primarily due to the fourth quarter 1997 write-off of generation related regulatory assets and liabilities of the Registrant's retail electric business.

In March 1998, Ameren announced plans to reduce its other operating expenses, including plans to eliminate approximately 400 employee positions by mid-1999 through a hiring freeze and a targeted voluntary separation plan. The Registrant expects that the voluntary separation plan will result in a charge to earnings in the third quarter of 1998 once it is known the number of employees that will accept the terms of the plan. At this time, the Registrant is unable to estimate the expected charge to earnings resulting from the voluntary separation plan.

Taxes
Income taxes charged to operating expenses for the three months and 12 months ended March 31, 1998, decreased $4 million and $14 million, respectively, versus the comparable 1997 periods, due primarily to lower pre-tax income in 1998.

Interest
Interest charges for the three months ended March 31, 1998 increased $2 million versus the prior-year period primarily due to increased long-term debt outstanding.

Balance Sheet
The $24 million decrease in accounts receivable and unbilled revenue at March 31, 1998, compared to December 31, 1997 was due to primarily to lower revenues in February and March 1998 compared to November and December 1997.

Changes in accounts and wages payable, taxes accrued and other accruals result from the timing of various payments to taxing authorities and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $53 million for the three months ended March 31, 1998, compared to cash used in operating activities of $15 million during the same 1997 period.

Cash flows used in investing activities totaled $15 million and $19 million for the three months ended March 31, 1998 and 1997, respectively. Construction expenditures for the three months ended March 31, 1998 for constructing new or improving existing facilities and complying with the Clean Air Act were $15 million. Capital requirements for the remainder of 1998 are expected to be principally for construction expenditures.

Cash flows used in financing activities were $34 million for the three months ended March 31, 1998, compared to cash provided by financing activities of $37 million during the same 1997 period. The Registrant's principal financing activities for the three months ended March 31, 1998 included a debt issuance of $10 million, the redemption of debt of $25 million and the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At March 31, 1998, the Registrant had committed bank lines of credit aggregating $80 million (of which $80 million were unused and $31 million were available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At March 31, 1998, the Registrant had $50 million of short-term borrowings.

CONTINGENCIES

On March 27, 1998, a jury awarded a total of $3 million to the families of four children who contracted neuroblastoma (a rare form of cancer) following the Registrant's 1987 clean-up of a former manufactured gas plant site in Taylorville, Illinois. The Registrant continues to believe it has meritorious defenses and has appealed the verdict. The Registrant believes that the final disposition of this matter will not have a material adverse effect on its financial position, results of operations or liquidity.

RATE MATTERS

As a result of the Electric Service Customer Choice and Rate Relief Law of 1997 providing for electric utility restructuring in Illinois, the Registrant filed proposals with the Illinois Commerce Commission (ICC) to eliminate the electric fuel adjustment clause for Illinois retail customers, thereby including a historical level of fuel costs in base rates. The ICC approved the Registrant's filing on March 25, 1998.

ACCOUNTING MATTERS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 31, 1998, although earlier application is encouraged. SFAS 132 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs which are currently expensed by the Registrant may be capitalized and amortized over some future period. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. At this time, the Registrant is unable to determine the impact of SOP 98-1 on its financial position or results of operations upon adoption.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of regulatory actions; changes in laws and other governmental actions; competition; future market prices for electricity; average rates for electricity in the Midwest; business and economic conditions; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; and legal and administrative proceedings.



                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               BALANCE SHEET
                                 UNAUDITED
                   (Thousands of Dollars, Except Shares)


                                            March 31,           December 31,
                                              1998                 1997
                                          -----------           ------------
ASSETS
Property and plant, at original cost:
   Electric                                $2,338,953             $2,311,364
   Gas                                        252,922                249,499
                                          -----------           ------------
                                            2,591,875              2,560,863
   Less accumulated depreciation
    and amortization                        1,145,939              1,132,591
                                          -----------           ------------
                                            1,445,936              1,428,272
Construction work in progress                  35,424                 59,531
                                          -----------           ------------
         Total property and plant, net      1,481,360              1,487,803
                                          -----------           ------------

Other assets                                   31,798                 30,476

Current assets:
   Cash and cash equivalents                   10,202                  6,040
   Accounts receivable - trade
    (less allowance for doubtful
    accounts of $1,198 and $1,200,
    respectively)                              57,692                 67,495
   Unbilled revenue                            17,176                 31,708
   Other accounts and notes receivable         10,911                  7,760
   Materials and supplies, at average cost -
      Fossil fuel                              37,648                 24,919
      Gas stored underground                    7,983                 14,275
      Other                                    33,013                 32,334
   Other                                        9,537                 32,637
                                          -----------            -----------
         Total current assets                 184,162                217,168
                                          -----------            -----------
Regulatory assets:
   Deferred income taxes                       28,052                 28,052
   Other                                       23,897                 25,208
                                          -----------            -----------
         Total regulatory assets               51,949                 53,260
                                          -----------            -----------
Total Assets                               $1,749,269             $1,788,707
                                          ===========            ===========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value,
    authorized 45,000,000 shares -
    outstanding 25,452,373 shares            $120,033               $121,282
   Retained earnings                          445,315                451,477
                                          -----------            -----------
         Total common stockholder's
          equity                              565,348                572,759
   Preferred stock not subject to
    mandatory redemption                       80,000                 80,000
   Long-term debt                             562,528                558,474
                                          -----------            -----------
         Total capitalization               1,207,876              1,211,233
                                          -----------            -----------

Current liabilities:
   Current maturity of long-term debt           5,000                  9,000
   Short-term debt                             49,500                 64,966
   Accounts and wages payable                  55,171                 89,362
   Taxes accrued                               25,378                 15,869
   Other                                       29,948                 21,937
                                          -----------            -----------
         Total current liabilities            164,997                201,134
                                          -----------            -----------
Accumulated deferred income taxes             253,417                257,914
Accumulated deferred investment
 tax credits                                   39,535                 40,369
Regulatory liability                           48,587                 48,587
Other deferred credits and liabilities         34,857                 29,470
                                          -----------            -----------
Total Capital and Liabilities              $1,749,269             $1,788,707
                                          ===========            ===========


                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                            STATEMENT OF INCOME
                                 UNAUDITED
                          (Thousands of Dollars)




                                  Three Months Ended      Twelve Months Ended
                                       March 31,                March 31,
                                  ------------------      -------------------
                                  1998          1997      1998           1997
                                  ----          ----      ----           ----
OPERATING REVENUES:
   Electric                       $149,271  $159,553      $690,235   $715,203
   Gas                              50,244    61,139       140,663    152,072
                                  --------  --------      --------   --------
      Total operating revenues     199,515   220,692       830,898    867,275

OPERATING EXPENSES:
   Operations:
      Fuel and purchased power      51,082    57,613       235,725    262,559
      Gas                           32,225    40,330        89,121     95,361
      Other                         41,294    39,551       161,944    150,592
                                  --------  --------      --------   --------
                                   124,601   137,494       486,790    508,512
   Maintenance                      13,835    14,870        74,617     64,893
   Depreciation and amortization    18,822    21,176        80,335     83,439
   Income taxes                      4,348     8,563        29,446     43,285
   Other taxes                      16,177    16,061        58,011     57,845
                                  --------  --------      --------   --------
      Total operating expenses     177,783   198,164       729,199    757,974

OPERATING INCOME                    21,732    22,528       101,699    109,301

OTHER INCOME AND DEDUCTIONS
   Allowance for equity funds
    used during construction            46       217           612        584
   Miscellaneous, net                  354      (225)       (3,221)    (2,000)
                                  --------  --------      --------   --------
      Total other income and
       deductions                      400        (8)       (2,609)    (1,416)

INCOME BEFORE INTEREST CHARGES      22,132    22,520        99,090    107,885

INTEREST CHARGES:
   Interest                         10,432     8,429        38,794     37,461
   Allowance for borrowed funds
    used during construction          (418)     (275)         (929)      (744)
                                  --------  --------      --------   --------
      Net interest charges          10,014     8,154        37,865     36,717

INCOME BEFORE EXTRAORDINARY CHARGE  12,118    14,366        61,225     71,168
                                  --------  --------      --------   --------

EXTRAORDINARY CHARGE, NET OF
INCOME TAXES                             -         -       (24,853)         -
                                  --------  --------      --------   --------

NET INCOME                          12,118    14,366        36,372     71,168

PREFERRED STOCK DIVIDENDS              984       913         3,786      3,696
                                  --------  --------      --------   --------

NET INCOME AFTER PREFERRED
 STOCK DIVIDENDS                   $11,134   $13,453       $32,586    $67,472
                                  ========  ========      ========   ========



                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                          STATEMENT OF CASH FLOWS
                                 UNAUDITED
                          (Thousands of Dollars)




                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                             1998          1997
                                             ----          ----
Cash Flows From Operating:
   Net income                                $12,118    $14,366
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
        Depreciation and amortization         18,822     21,176
        Allowance for funds used during
         construction                           (464)      (492)
        Deferred income taxes, net            (4,497)    (2,900)
Deferred investment tax credits, net            (834)      (833)
        Changes in assets and liabilities:
           Receivables, net                   21,184     13,554
           Materials and supplies             (7,116)      (398)
           Regulatory assets - other           1,311    (69,626)
           Accounts and wages payable        (34,191)   (12,535)
           Taxes accrued                       9,509     13,439
           Other, net                         36,875      8,945
                                             -------    -------
Net cash provided by (used in) operating
 activities                                   52,717    (15,304)

Cash Flows From Investing:
   Construction expenditures                 (15,273)   (19,551)
   Allowance for funds used during
    construction                                 464        492
                                             -------    -------
Net cash used in investing activities        (14,809)   (19,059)

Cash Flows From Financing:
   Dividends on common stock                 (17,155)   (17,500)
   Dividends on preferred stock               (1,125)      (937)
   Redemptions -
      Short-term debt                        (15,466)   (16,743)
      Long-term debt                         (10,000)         -
   Issuances -
      Long-term debt                          10,000     72,000
                                             -------    -------
Net cash provided by (used in) financing
 activities                                  (33,746)    36,820

Net increase in cash and cash equivalents      4,162      2,457
Cash and cash equivalents at
 beginning of year                             6,040      2,261
                                             -------    -------
Cash and cash equivalents at end of period   $10,202     $4,718
                                             =======    =======
Cash paid during the periods:
   Interest (net of amount capitalized)      $10,086     $7,692
   Income taxes, net                         $   867     $1,183



CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH  31, 1998


Note 1 - Effective December 31, 1997, following the receipt of all required state and federal regulatory approvals, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren Corporation (Ameren) (the Merger).

Note 2 - Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 1997 Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

Note 3 - In the opinion of the Registrant the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. The Registrant's financial statements were prepared to permit the information required in the Financial Data Schedule
(FDS), Exhibit 27, to be directly extracted from the filed statements. The FDS amounts correspond to or are calculable from the amounts reported in the financial statements or notes thereto.

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 1998 and 1997 are not necessarily indicative of trends for any three-month or 12-month period.

Note 5 - On March 27, 1998, a jury awarded a total of $3 million to the families of four children who contracted neuroblastoma (a rare form of cancer) following the Registrant's 1987 clean-up of a former manufactured gas plant site in Taylorville, Illinois. The Registrant continues to believe it has meritorious defenses and has appealed the verdict. The Registrant believes that the final disposition of this matter will not have a material adverse effect on its financial position, results of operations or liquidity.

Note 6 - Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" became effective on January 1, 1998. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements with the same prominence as other financial statement components. Adoption of SFAS 130 did not have a material effect on the financial position, results of operations, liquidity or presentation of financial information of the Registrant.

Note 7 - Certain reclassifications were made to prior-year financial statements to conform with current-period presentation.



                        PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The Annual Meeting of Shareholders of CIPS was held on April
            28, 1998.

        (b) All nominees who were proposed as directors by the Board of Directors were elected and there were no other nominees proposed. The results of the votes cast for directors of CIPS is as follows:


                                               Withhold     Non-Voted
            Directors          With Authority  Authority*    Brokers
            ---------          --------------  ---------    ---------

            Paul A. Agathen      25,886,398      3,293             0
            Donald E. Brandt     25,886,412      3,279             0
            John L. Heath        25,886,393      3,298             0
            Robert W. Jackson    25,886,407      3,284             0
            Charles W. Mueller   25,886,498      3,193             0
            Gary L. Rainwater    25,886,412      3,279             0
            Charles J. Schukai   25,886,498      3,193             0
            Thomas L. Shade      25,886,401      3,290             0

     * Calculated on the basis of cumulative voting.


Item 6.  Exhibits and Reports on Form 8-K.

  (A)    Exhibits:

    Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges plus Preferred Stock Dividend Requirements Before Income Taxes.

    Exhibit 27 Financial Data Schedule (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K).

  (B)    Reports on Form 8-K:

         January 20, 1998           Item 5. Other Events:
                                    Write-off of generation-related
                                    regulatory assets and regulatory
                                    liabilities.



                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Central Illinois Public Service Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Central Illinois Public Service Company
                                    (Registrant)




Date:  May 13, 1998             /s/  W. A. Koertner
                       _________________________________________
                                     W. A. Koertner
                        Vice President - Finance, Administration
                       and Marketing (Principal Financial Officer)



                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                        EXHIBIT INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1998




Exhibit No.              Description
___________              ___________

Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges plus Preferred Stock Dividend Requirements Before Income Taxes

Exhibit 27          Financial Data Schedule