Form 10-Q
period 1998-06-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1998-08-13
CIK 18654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended JUNE 30, 1998

                                    OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ........ to ........



Commission          Registrant; State of Incorporation;     I.R.S. Employer
File Number         Address; and Telephone Number           Identification No.
___________         ____________________________            _________________

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

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
               Common stock, no par value, 25,452,373
               shares outstanding and held by
               Ameren Corporation at July 31, 1998



                  Central Illinois Public Service Company

                                   Index

                                                                     Page No.

Part I         Financial Information (Unaudited)

          Management's Discussion and Analysis

          Balance Sheet
          - June 30, 1998 and December 31, 1997

          Statement of Income
          - Three months, six months and 12 months ended
             June 30, 1998 and 1997

          Statement of Cash Flows
          - Six months ended June 30, 1998 and 1997

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

RESULTS OF OPERATIONS

Earnings
Second quarter 1998 earnings of $18 million increased $8 million from 1997's second quarter earnings. Earnings for the six months ended June 30, 1998 increased $5 million from the year-ago period to $30 million.
Earnings for the 12 months ended June 30, 1998 were $40 million, a $28 million decrease from the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended June 30, 1998 were $65 million.

Earnings fluctuated due to many conditions, the primary ones being: weather variations, sales growth, fluctuating operating costs, the write-off of generation-related regulatory assets and liabilities, and merger-related costs. The significant items affecting revenues, costs and earnings during the three-month, six-month and 12-month periods ended June 30, 1998, and 1997 are detailed below.

Electric Operations

Electric Operating Revenues        Variations for periods ended June 30, 1998
                                       from comparable prior-year periods
                                  -------------------------------------------
(Millions of Dollars)             Three Months    Six Months    Twelve Months
                                  ------------    ----------    -------------

Effect of abnormal weather        $    11         $    7        $    6
Growth and other                       11             16            28
Interchange sales                       1            (11)          (34)
                                  ------------    ----------    -------------
                                  $    23         $   12        $    -
                                  ------------    ----------    -------------

Electric revenues for the three months and six months ended June 30, 1998, increased $23 million and $12 million, respectively, compared to the year-ago periods primarily due to warm weather, a strong regional economy and benefits realized from the elimination of the retail electric fuel adjustment clause, effective April 1998. Weather-sensitive residential and commercial sales increased 24 percent and 7 percent, respectively, for the three months ended June 30, 1998, versus the prior year periods and 11 percent and 7 percent, respectively, for the six months ended June 30, 1998, compared to the year-ago periods. Industrial sales increased 11 percent and 8 percent, respectively, for the three months and six months ended June 30, 1998, versus the prior year periods. Interchange sales for the six months ended June 30, 1998, compared to the prior year decreased 14 percent due to decreased sales opportunities.

Electric revenues for the 12 months ended June 30, 1998, remained flat with the prior 12-month period due to an increase in native sales resulting primarily from a strong local economy, offset by lower interchange sales due to decreased sales opportunities.



Fuel and Purchased Power
                                  Variations for periods ended June 30, 1998
                                     from comparable prior-year periods
                                 -------------------------------------------
(Millions of Dollars)            Three Months    Six Months    Twelve Months
                                 ------------    ----------    -------------
Fuel:
    Variation in generation      $    3          $  (14)       $   (14)
    Price                             4               3             (1)
    Generation efficiencies
     and other                       (4)             (1)             -
Purchased power variation             3              12             (2)
                                 ------------    ----------    -------------
                                 $    6          $    -        $   (17)
                                 ------------    ----------    -------------

The increase in fuel and purchased power costs for the three months ended June 30, 1998, versus the comparable prior year quarter was primarily the result of higher sales volume and higher purchased power prices.

Fuel and purchased power costs for the six months ended June 30, 1998, were comparable to the prior year as lower generation was offset by increased power purchases.

The decrease in fuel and purchased power costs for the 12 months ended June 30, 1998, versus the year-ago period was driven mainly by a decrease in interchange sales, partially offset by an increase in native load sales.

While unprecedented prices for power purchases occurred in the marketplace during the last week of June 1998, the Registrant was able to effectively manage its power costs in the face of soaring wholesale electricity prices. Overall, the abnormally high prices for power purchases in June had little impact on the Registrant's financial results for the periods presented.

Gas Operations
Gas revenues for the six-month period ended June 30, 1998, decreased $10 million due to milder winter weather and lower gas costs reflected in the purchased gas adjustment clause. Gas revenues for the 12-month period ended June 30, 1998, decreased $13 million compared to the same year-ago period due to a decline in dekatherm sales to ultimate customers and lower gas costs reflected in the purchased gas adjustment clause.

Gas costs for the six months and 12 months ended June 30, 1998, decreased $8 million and $9 million, respectively, compared to the year-ago period. The decreases in gas costs for these periods were primarily due to lower dekatherm sales volume and lower gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation and labor increases.

Other operations expenses increased $3 million, $5 million and $11 million for the three months, six months and 12 months ended June 30, 1998, compared to the same year-ago period primarily due to increased labor and information system-related costs and injuries and damages expense.

Maintenance expenses for the three months, six months and 12 months ended June 30, 1998, increased $3 million, $2 million and $15 million, respectively, from the comparable prior year period due to increased scheduled fossil plant maintenance.

Depreciation and amortization expense for the three-month, six-month and 12-month periods ended June 30, 1998, decreased $3 million, $5 million and $7 million, respectively, versus the comparable 1997 periods primarily due to the fourth quarter 1997 write-off of generation related regulatory assets and liabilities of the Registrant's retail electric business.

In March 1998, Ameren announced plans to reduce its other operating expenses, including plans to eliminate approximately 400 employee positions by mid-1999 through a hiring freeze and a targeted voluntary separation plan (the Plan). In July 1998, Ameren offered separation packages to employees whose positions are to be eliminated through the Plan. The Registrant expects that the Plan will result in a charge to earnings in the third quarter of 1998 once the number of employees that will accept the terms of the Plan is known. At this time, the Registrant is unable to estimate the expected charge to earnings resulting from the Plan.

Taxes
Income taxes charged to operating expenses for the three months ended June 30, 1998, increased $5 million versus the year-ago period due primarily to higher pre-tax income in 1998.

Balance Sheet

Changes in accounts and wages payable, taxes accrued, other accruals and other current assets result from the timing of various payments to taxing authorities and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $81 million for the six months ended June 30, 1998, compared to cash used in operating activities of $2 million during the same 1997 period.

Cash flows used in investing activities totaled $29 million and $51 million for the six months ended June 30, 1998 and June 30 1997, respectively. Construction expenditures for the three months ended June 30, 1998 for constructing new or improving existing facilities and complying with the Clean Air Act were $30 million. Capital requirements for the remainder of 1998 are expected to be principally for construction expenditures.

Cash flows used in financing activities were $46 million for the three months ended June 30, 1998, compared to cash provided by financing activities of $51 million during the same 1997 period. The Registrant had no principal financing activities for the three months ended June 30, 1998 other than the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At June 30, 1998, the Registrant had committed bank lines of credit aggregating $80 million (of which $80 million were unused and $25 million were available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At June 30, 1998, the Registrant had $55 million of short-term borrowings.

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

RATE MATTERS

As a result of the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois, the Registrant filed proposals with the Illinois Commerce Commission (ICC) to eliminate the electric fuel adjustment clause for Illinois retail customers, thereby including a historical level of fuel costs in base rates. The ICC approved the Registrant's filing on March 25, 1998.

In June 1998, the Registrant filed a residential rate reduction tariff with the ICC to comply with the requirements of the Law. Under the provisions of the Law, a rate decrease of 5 percent will become effective for Illinois residential electric customers beginning August 1, 1998.

Also in June 1998, the Registrant filed a request with the ICC to increase rates for natural gas service. The proposed new rates would increase revenues $15 million. The ICC has until May 1999 to render a decision.

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives in the balance sheet be measured at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged, but permitted only as of the beginning of any fiscal quarter that begins after issuance of the standard. At this time, the Registrant is unable to determine the impact of SFAS 133 on its financial position or results of operations upon adoption.

In February 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 31, 1998, although earlier application is encouraged. SFAS 132 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption.

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


                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               BALANCE SHEET
                                 UNAUDITED
                   (Thousands of Dollars, Except Shares)


                                             June 30,       December 31,
                                               1998             1997
                                            ----------      ------------
ASSETS
Property and plant, at original cost:
   Electric                                 $2,353,317      $2,311,364
   Gas                                         254,913         249,499
                                            ----------      ----------
                                             2,608,230       2,560,863
   Less accumulated depreciation
    and amortization                         1,162,536       1,132,591
                                            ----------      ----------
                                             1,445,694       1,428,272
Construction work in progress                   29,779          59,531
                                            ----------      ----------
         Total property and plant, net       1,475,473       1,487,803
                                            ----------      ----------

Other assets                                    29,411          30,476

Current assets:
   Cash and cash equivalents                    11,391           6,040
   Accounts receivable - trade
    (less allowance for doubtful
    accounts of $1,102 and $1,200,
    respectively)                               60,795          67,495
   Unbilled revenue                             36,239          31,708
   Other accounts and notes receivable          14,315           7,760
   Materials and supplies, at average cost -
      Fossil fuel                               27,555          24,919
      Gas stored underground                     9,080          14,275
      Other                                     34,952          32,334
   Other                                         8,581          32,637
                                            ----------      ----------
         Total current assets                  202,908         217,168
                                            ----------      ----------
Regulatory assets:
   Deferred income taxes                        26,424          28,052
   Other                                        22,267          25,208
                                            ----------      ----------
         Total regulatory assets                48,691          53,260
                                            ----------      ----------
Total Assets                                $1,756,483      $1,788,707
                                            ==========      ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value,
    authorized 45,000,000 shares -
    outstanding 25,452,373 shares             $120,033        $121,282
   Retained earnings                           446,554         451,477
                                            ----------      ----------
         Total common stockholders'
          equity                               566,587         572,759
   Preferred stock not subject to
    mandatory redemption                        80,000          80,000
   Long-term debt                              512,581         558,474
                                            ----------      ----------
         Total capitalization                1,159,168       1,211,233
                                            ----------      ----------

Current liabilities:
   Current maturity of long-term debt           55,000           9,000
   Short-term debt                              55,100          64,966
   Accounts and wages payable                   60,028          89,362
   Accumulated deferred income taxes            20,738          20,285
   Taxes accrued                                23,951          15,869
   Other                                        32,355          21,937
                                            ----------      ----------
         Total current liabilities             247,172         221,419
                                            ----------      ----------
Accumulated deferred income taxes              236,129         237,629
Accumulated deferred investment
 tax credits                                    37,320          40,369
Regulatory liability                            42,404          48,587
Other deferred credits and liabilities          34,290          29,470
                                            ----------      ----------
Total Capital and Liabilities               $1,756,483      $1,788,707
                                            ==========      ==========


                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                            STATEMENT OF INCOME
                                 UNAUDITED
                          (Thousands of Dollars)




                    Three Months Ended   Six Months Ended  Twelve Months Ended
                          June 30,           June 30,           June 30,
                    ------------------   ----------------  -------------------
                      1998     1997       1998     1997       1998     1997
                      ----     ----       ----     ----       ----     ----
OPERATING REVENUES:
   Electric         $189,173 $166,643   $338,444 $326,196   $712,765 $713,120
   Gas                25,656   24,288     75,900   85,427    142,031  155,418
                    -------- --------   -------- --------   -------- --------
Total operating
 revenues            214,829  190,931    414,344  411,623    854,796  868,538

OPERATING EXPENSES:
   Operations
    Fuel and
     purchased power  65,096   58,832    116,178  116,445    241,989  259,014
    Gas               14,630   14,664     46,855   54,994     89,087   98,541
    Other             40,857   37,879     82,151   77,430    164,922  154,221
                    -------- --------   -------- --------   -------- --------
                     120,583  111,375    245,184  248,869    495,998  511,776
   Maintenance        20,086   17,391     33,921   32,261     77,312   62,750
   Depreciation and
    amortization      18,612   21,464     37,434   42,640     77,483   84,016
   Income taxes       11,281    5,899     15,629   14,462     34,828   32,784
   Other taxes        15,838   13,089     32,015   29,150     60,760   66,878
                    -------- --------   -------- --------   -------- --------
      Total operating
       expenses      186,400  169,218    364,183  367,382    746,381  758,204

OPERATING INCOME      28,429   21,713     50,161   44,241    108,415  110,334

OTHER INCOME AND
 DEDUCTIONS:
   Allowance for
    equity funds
    used during
    construction           3      (73)        49      144        688      445
   Miscellaneous, net    (65)    (284)       289     (509)    (3,002)  (1,416)
                    -------- --------   -------- --------   -------- --------
      Total other
       income and
       deductions        (62)    (357)       338     (365)    (2,314)    (971)

INCOME BEFORE
 INTEREST CHARGES     28,367   21,356     50,499   43,876    106,101  109,363

INTEREST CHARGES:
   Interest            9,271    9,433     19,703   17,862     38,632   38,129
   Allowance for
    borrowed funds
    used during
    construction        (253)      93       (671)    (182)    (1,275)    (567)
                    -------- --------   -------- --------   -------- --------
      Net interest
       charges         9,018    9,526     19,032   17,680     37,357   37,562

INCOME BEFORE
 EXTRAORDINARY
 CHARGE               19,349   11,830     31,467   26,196     68,744   71,801
                    -------- --------   -------- --------   -------- --------

EXTRAORDINARY CHARGE
 (NET OF INCOME TAXES)     -        -          -        -    (24,853)       -
                    -------- --------   -------- --------   -------- --------

NET INCOME            19,349   11,830     31,467   26,196     43,891   71,801

PREFERRED STOCK
 DIVIDENDS               881      928      1,865    1,841      3,739    3,698
                    -------- --------   -------- --------   -------- --------
INCOME AFTER
 PREFERRED STOCK
 DIVIDENDS           $18,468  $10,902    $29,602  $24,355    $40,152  $68,103
                    ======== ========   ======== ========   ======== ========


                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                          STATEMENT OF CASH FLOWS
                                 UNAUDITED
                          (Thousands of Dollars)




                                            Six Months Ended
                                                June 30,
                                          ---------------------
                                            1998          1997
                                          -------       -------
Cash Flows From Operating:
 Net income                               $31,467       $26,196
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization           37,434        42,640
   Allowance for funds used
    during construction                      (720)         (326)
   Deferred income taxes, net              (6,943)       (3,074)
   Deferred investment tax credits, net    (3,049)       (1,667)
   Changes in assets and liabilities:
    Receivables, net                       (4,386)        8,186
    Materials and supplies                    (59)         (775)
    Regulatory assets - other               2,941       (65,090)
    Accounts and wages payable            (29,334)      (17,599)
    Taxes accrued                           8,082         2,516
    Other, net                             45,620        10,729
                                         --------      --------
Net cash provided by operating activities  81,053         1,736

Cash Flows From Investing:
 Construction expenditures                (30,166)      (51,195)
 Allowance for funds used
  during construction                         720           326
                                         --------      --------
Net cash used in investing activities     (29,446)      (50,869)

Cash Flows From Financing:
 Dividends on common stock                (34,310)      (35,400)
 Dividends on preferred stock              (2,080)       (1,841)
 Redemptions -
  Short-term debt                          (9,866)       (2,287)
  Long-term debt                          (10,000)      (61,000)
 Issuances -
  Long-term debt                           10,000       152,000
                                         --------      --------
Net cash provided by (used in)
 financing activities                     (46,256)       51,472

Net increase in cash and cash
 equivalents                                5,351         2,339
Cash and cash equivalents at
 beginning of year                          6,040         2,261
                                         --------      --------
Cash and cash equivalents at
 end of period                             11,391         4,600
                                         ========      ========
Cash paid during the periods:
 Interest (net of amount capitalized)     $19,530       $17,184
 Income taxes, net                        $18,426       $21,100



CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 3O, 1998


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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 1998 and 1997 are not necessarily indicative of trends for any three-month, six-month or 12-month period.

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

    Exhibit 27 Financial Data Schedule (required for electronic filing only in accordance with Item 601(c)(1) of Regulation S-K).

  (B)    Reports on Form 8-K (and Form 8-K/A):

                 Form 8-K
                 --------

           June 12, 1998            Item 4. Changes in Registrant's
                                    Certifying Accountants.
                                    Appointment of Price Waterhouse LLP as
                                    auditors for CIPS for the year 1998
                                    and disclosure that no adverse
                                    opinions were rendered nor were there
                                    any disagreements for either of the
                                    last two fiscal years with the former
                                    certifying accountants, Arthur
                                    Andersen LLP.

                                    Item 7. Financial Statements, ProForma
                                    Financial Information and Exhibits.
                                    Letter by Arthur Andersen LLP
                                    indicating agreement with Item 4.

                 Form 8-K/A
                 ----------

           June 23, 1998            Item 4. Changes in Registrant's
                                    Certifying Accountants.
                                    Further discloses that no adverse
                                    opinions or disagreements existed with
                                    Arthur Andersen LLP, the former
                                    certifying accountants, through the
                                    date of their dismissal.

                                    Item 7. Financial Statements, ProForma
                                    Financial Information and Exhibits.
                                    Letter by Arthur Andersen LLP
                                    indicating agreement with Item 4.



                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Central Illinois Public Service Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Central Illinois Public Service Company
                                      (Registrant)




Date:  August 13, 1998            /s/  W. A. Koertner
                       ______________________________________
                                    W. A. Koertner
                           Vice President - Finance, Administration
                          and Marketing (Principal Financial Officer)




                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                        EXHIBIT INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 1998




Exhibit No.              Description
_________                _________

Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Fixed Charges plus Preferred Stock Dividend Requirements Before Income Taxes



Exhibit 27     Financial Data Schedule