Form 10-Q
period 1998-09-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1998-11-13
CIK 18654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For Quarterly Period Ended September 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For The Transition Period From         to


                         Commission file number 1-3672.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
             (Exact name of registrant as specified in its charter)


         Illinois                                                37-0211380
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               607 East Adams Street, Springfield, Illinois 62739
              (Address of principal executive offices and Zip Code)



                         Registrant's telephone number,
                       including area code: (217) 523-3600



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                           Yes    X   .     No       .
                               -------         -------



Shares outstanding of each of registrant's classes of common stock as of October 31, 1998:

    Common Stock, no par value, held by Ameren Corporation (parent company of Registrant) - 25,452,373

                     Central Illinois Public Service Company

                                      Index

                                                                        Page No.

Part I        Financial Information (Unaudited)

              Management's Discussion and Analysis                         2

              Balance Sheet
              - September 30, 1998 and December 31, 1997                   8

              Statement of Income
              - Three months, nine months and 12 months ended
                 September 30, 1998 and 1997                               9

              Statement of Cash Flows
              - Nine months ended September 30, 1998 and 1997             10

              Notes to Financial Statements                               11


Part II       Other Information                                           12

                    PART I. FINANCIAL INFORMATION (UNAUDITED)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Central Illinois Public Service Company (AmerenCIPS or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a holding company, registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, the Registrant and CIPSCO Investment Company (CIC), becoming wholly-owned subsidiaries of Ameren (the Merger).

The following discussion and analysis should be read in conjunction with the Notes to Financial Statements beginning on page 11, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements and the Notes to Financial Statements appearing in the Registrant's 1997 Form 10-K.

RESULTS OF OPERATIONS

Earnings
Third quarter 1998 earnings of $39 million increased $7 million from 1997's third quarter earnings. Earnings for the nine months ended September 30, 1998 increased $12 million from the year-ago period to $68 million. Earnings for the 12 months ended September 30, 1998 were $47 million, a $19 million decrease from the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's Illinois retail electric business, earnings for the 12-month period ended September 30, 1998 were $72 million.

Earnings fluctuated due to many conditions, the primary ones being: weather variations, sales growth, fluctuating operating costs, the write-off of generation-related regulatory assets and liabilities, merger-related costs and targeted separation plan expense. The significant items affecting revenues, costs and earnings during the three-month, nine-month and 12-month periods ended September 30, 1998, and 1997 are detailed below.


Electric Operations

Electric Operating Revenues                     Variations for periods ended September 30, 1998
                                                     from comparable prior-year periods
--------------------------------------------- ---------------- --------------- -----------------
(Millions of Dollars)                           Three Months     Nine Months     Twelve Months
--------------------------------------------- ---------------- --------------- -----------------
Effect of abnormal weather                        $   16           $   23           $   22
Growth and other                                       5               21               41
Interchange sales                                      1              (10)             (32)
--------------------------------------------- ---------------- --------------- -----------------
                                                  $   22           $   34           $   31
--------------------------------------------- ---------------- --------------- -----------------


Electric revenues for the three months and nine months ended September 30, 1998, increased $22 million and $34 million, respectively, compared to the year-ago periods primarily due to warmer summer weather and growth in the service territory. Weather-sensitive residential and commercial sales increased 13 percent and 10 percent, respectively, for the three months ended September 30, 1998, versus the prior year periods and 9 percent and 7 percent, respectively, for the nine months ended September 30, 1998, compared to the year-ago periods. Industrial sales increased 5 percent and 6 percent, respectively, for the three months and nine months ended September 30, 1998, versus the prior year periods.

Electric revenues for the 12 months ended September 30, 1998, increased $31 million from the prior 12-month period due to an increase in native sales resulting primarily from warmer weather and a strong local economy, partially offset by lower interchange sales caused by decreased sales opportunities. Residential sales increased 7 percent, and commercial and industrial sales both increased 5 percent for the 12 months ended September 30, 1998, versus the prior year period.



Fuel and Purchased Power
                                                 Variations for periods ended September 30, 1998
                                                        from comparable prior-year periods
--------------------------------------------- ------------------- --------------- -----------------
(Millions of Dollars)                            Three Months       Nine Months     Twelve Months
--------------------------------------------- ------------------- --------------- -----------------
Fuel:
    Variation in generation                         $   1             $ (14)           $ (15)
     Price                                             (2)                1                -
     Generation efficiencies and other                 (1)               (1)               -
Purchased power variation                               7                19               14
--------------------------------------------- ------------------- --------------- -----------------
                                                    $   5             $   5            $  (1)
--------------------------------------------- ------------------- --------------- -----------------


The increase in fuel and purchased power costs for the three months ended September 30, 1998, versus the comparable prior year quarter was primarily the result of higher sales volume.

Fuel and purchased power costs for the nine months ended September 30, 1998, versus the prior year increased due to increased power purchases resulting from higher sales volume, partially offset by lower generation.

The decrease in fuel and purchased power costs for the 12 months ended September 30, 1998, versus the year-ago period was driven mainly by a decrease in interchange sales, partially offset by an increase in purchased power due to an increase in native load sales.

While unprecedented prices for power purchases occurred in the marketplace during the last week of June 1998, the Registrant was able to effectively manage its power costs in the face of soaring wholesale electricity prices. Overall, the abnormally high prices for power purchases in June had little impact on the Registrant's financial results for the periods presented.

Gas Operations
Gas revenues for the nine months and 12 months ended September 30, 1998, decreased $9 million and $13 million, respectively, due to lower sales resulting from milder winter weather and lower gas costs reflected in the purchased gas adjustment clause.

Gas costs for the nine months and 12 months ended September 30, 1998, decreased $10 million and $11 million, respectively, compared to the year-ago period. The decreases in gas costs for these periods were primarily due to lower sales volume.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation and labor increases in addition to a one-time charge for the targeted separation plan as described below.

In March 1998, Ameren announced plans to reduce its other operating expenses, including plans to eliminate approximately 400 employee positions by mid-1999 through a hiring freeze and a targeted separation plan (the TSP). In July 1998, Ameren offered separation packages to employees whose positions were to be eliminated through the TSP. In the third quarter of 1998, the Registrant recorded a one-time, pretax charge of $7 million (which reduced earnings $4 million) representing its share of costs incurred to implement the TSP. The Registrant expects that the hiring freeze and TSP will reduce its operating expenses by approximately $4 million in 1998 and $7 million annually thereafter.

Other operations expenses increased $9 million, $14 million and $15 million for the three months, nine months and 12 months ended September 30, 1998, compared to the same year-ago period primarily due to the TSP and increases in information system related costs and injuries and damages expense.

Maintenance expenses for the nine months and 12 months ended September 30, 1998, increased $2 million and $11 million, respectively, from the comparable prior year period due to increased scheduled fossil power plant maintenance.

Depreciation and amortization expense for the three-month, nine-month and 12-month periods ended September 30, 1998, decreased $2 million, $7 million and $8 million, respectively, versus the comparable 1997 periods primarily due to the fourth quarter 1997 write-off of generation related regulatory assets and liabilities of the Registrant's retail electric business.

Taxes
Income taxes charged to operating expenses for the three months and nine months ended September 30, 1998, increased $6 million and $7 million, respectively, versus the year-ago period due primarily to higher pretax income in 1998.

Income taxes charged to operating expenses for the 12 months ended September 30, 1998, increased $3 million versus the year-ago period due primarily to higher pretax income before the extraordinary charge in 1998.

Balance Sheet

Changes in accounts and wages payable, taxes accrued, other accruals and other current assets result from the timing of various payments to taxing authorities and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $120 million for the nine months ended September 30, 1998, compared to cash provided by operating activities of $59 million during the same 1997 period.

Cash flows used in investing activities totaled $46 million and $79 million for the nine months ended September 30, 1998 and September 30 1997, respectively. Construction expenditures for the nine months ended September 30, 1998 for constructing new or improving existing facilities and complying with the Clean Air Act were $47 million. Capital requirements for the remainder of 1998 are expected to be principally for construction expenditures.

Cash flows used in financing activities were $67 million for the nine months ended September 30, 1998, compared to cash provided by financing activities of $21 million during the same 1997 period. The Registrant's principal financing activities for the nine months ended September 30, 1998 included a debt issuance of $10 million, the redemption of debt of $21 million and the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At September 30, 1998, the Registrant had committed bank lines of credit aggregating $80 million (of which $80 million were unused and $26 million were available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At September 30, 1998, the Registrant had $54 million of short-term borrowings.

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

In June 1998, the Registrant filed a residential rate reduction tariff with the ICC to comply with the requirements of the Law. Under the provisions of the Law, a rate decrease of 5 percent became effective for Illinois residential electric customers beginning August 1, 1998. This rate decrease is expected to reduce electric revenues approximately $5 million in 1998 and $11 million annually thereafter, based on estimated sales levels and assuming normal weather conditions.

Also in June 1998, the Registrant filed a request with the ICC to increase rates $15 million annually for natural gas service. In October 1998, the ICC staff filed testimony that recommended an increase in natural gas service rates of $6 million. The ICC has until May 1999 to render a decision.

See Note 6 under Notes to Financial Statements for further discussion of Rate Matters.

ENVIRONMENTAL ISSUES

In July 1997, the United States Environmental Protection Agency (EPA) issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. At that time, specific emission control requirements were still being developed. In September 1998, the EPA issued a final rule pertaining to nitrogen oxide emissions, which will require significant additional reductions in emissions from coal-fired boilers. Illinois (where all of the Registrant's coal-fired power plant boilers are located) is included in the area targeted for nitrogen oxide emissions reductions as part of the EPA's regional control program. Reduction requirements in nitrogen oxide emissions from the Registrant's coal-fired boilers will exceed 75 percent from 1990 levels by the year 2003. Because of the magnitude of these additional reductions, the Registrant will be required to incur significantly higher capital costs to meet future compliance obligations for its coal-fired boilers or to purchase power from other sources, either of which could have significantly higher operating expenses associated with compliance. The significant nitrogen oxide emissions reductions already achieved on several of the Registrant's coal-fired power plants will help to reduce the costs of compliance with this regulation.

It is not yet possible to determine the exact magnitude of the nitrogen oxide emission reductions required on the Registrant's power plants because each State has up to one year to develop a plan to comply with the EPA rule. However, preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the Registrant's units, as well as other additional controls.

The full details of these requirements are under study by the Registrant. Currently, the Registrant estimates that its additional capital expenditures to comply with these regulations could range from $125-$175 million over the period from 1999 to 2002. Associated operations and maintenance expenditures could increase $5-$8 million annually, beginning in 2003. The Registrant will explore alternatives to comply with these new regulations in order to minimize, to the extent possible, its capital costs and operating expenses. At this time, the Registrant is unable to predict the ultimate impact of these revised air quality standards on its future financial condition, results of operations or liquidity.

YEAR 2000 ISSUE

The Year 2000 Issue relates to how dates are stored and used in computer systems, applications, and embedded systems. As the century date change occurs, certain date-sensitive systems need to be able to recognize the year as 2000 and not as 1900. This inability to recognize or properly treat the year as 2000 may cause these systems to process critical financial and operational information incorrectly. The Registrant's primary concern is the potential for any interruption in providing electric and gas service to customers, as well as the potential to be unable to process critical financial and operational information on a timely basis, including billing its customers, if appropriate steps are not taken to address this issue.

Management has developed a Year 2000 plan (Plan) covering Ameren, including AmerenCIPS, and Ameren's Board of Directors has been briefed about the Year 2000 Issue and how it may affect the Registrant.

Ameren's Plan to resolve the Year 2000 Issue involves three phases: assessment, planning, and implementation/testing. Implementation of the Plan is directly supervised by each area's responsible Vice President. A Year 2000 Project Director coordinates the implementation of the Plan among functional teams who are addressing issues specific to a particular area, such as nuclear and non-nuclear generation facilities, energy management systems, etc. Ameren has also engaged certain outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

Ameren is approximately 95 percent complete with its assessment phase, which included analyzing date-sensitive electronic hardware, software applications and embedded systems and has developed a compliance plan to address issues that were identified. Many of the major corporate computer systems at Ameren are relatively new and therefore are either Year 2000 compliant or only require minor modifications. Also, several of the operating hardware and embedded systems (i.e. microprocessor chips) use analog technology instead of digital and thus are unaffected by the two-digit date issue. In addition, Ameren has contacted hundreds of vendors and suppliers to verify compliance. The assessment phase is expected to be completed by the end of the first quarter 1999.

Ameren is also approximately 95 percent complete with its planning phase. Items which have been identified for remediation have been prioritized into groups based on their significance to company operations. The implementation/testing phase for all components/applications is approximately 40% complete as of September 30, 1998. Ameren expects to complete remediation of its significant components/applications by the end of the third quarter 1999.

With respect to third parties, for areas that interface directly with significant vendors, Ameren has inventoried vendors and major suppliers and is currently assessing their Year 2000 readiness through surveys, websites and personal contact. Ameren plans to follow up with major suppliers and verify Year 2000 compliance where appropriate. Ameren has queried its important suppliers and health insurance providers. To date, Ameren is not aware of any problems that would materially impact financial condition, results of operations or liquidity. Neither Ameren or the Registrant has the means of ensuring that these parties will be Year 2000 compliant. The inability of those parties to complete their Year 2000 resolution process could materially impact Ameren and the Registrant.

Ameren is also addressing the impact of electric power grid problems that may occur outside of its own electric system. Ameren has started year 2000 electric power grid impact planning through the system's various electric interconnection affiliations, and is working with the Mid-American Interchange Network (MAIN) to begin planning year 2000 operational preparedness and restoration scenarios. In addition, Ameren provides monthly status reports to the North American Electric Reliability Council (NERC) to assist them in assessing year 2000 readiness of the regional electric grid. Through the Electric Power Research Institute
(EPRI), an industry-wide effort has been established to deal with year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment will be shared by the industry as a whole to facilitate year 2000 problem solving.

In addressing the Year 2000 Issue, Ameren will incur internal labor costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare for the new century. Ameren estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of September 30, 1998, Ameren has expended approximately $2 million. Ameren's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Ameren believes that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the Year 2000 Issue will not pose significant operational problems for the Registrant. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 Issue could result in material adverse operational and financial consequences to the Registrant, and there can be no assurance that Ameren's efforts, or those of vendors and trading partners, interconnection affiliates, NERC or EPRI to address the Year 2000 Issue will be successful. Ameren is in the process of developing contingency plans to address potential risks, including risks of vendor/trading partners noncompliance, as well as noncompliance of any of the Registrant's material operations. The first operational contingency plan is expected to be completed by year-end. At this time, the Registrant is unable to predict the ultimate impact of the Year 2000 Issue on the Registrant's financial condition, results of operations or liquidity; however, the impact could be material.

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet be measured at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged, but permitted only as of the beginning of any fiscal quarter that begins after issuance of the standard. At this time, the Registrant is unable to determine the impact of SFAS 133 on its financial position or results of operations upon adoption.

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

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs, which are currently expensed by the Registrant, may be capitalized and amortized over some future period. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. SOP 98-1 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance and "Year 2000" issues. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of regulatory actions; changes in laws and other governmental actions; competition; future market prices for electricity; average rates for electricity in the Midwest; business and economic conditions; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; and legal and administrative proceedings.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)


                                                             September 30, December 31,
ASSETS                                                            1998         1997
------                                                        ------------ ------------
Property and plant, at original cost:
   Electric                                                     $2,362,769   $2,311,364
   Gas                                                             256,981      249,499
                                                                ----------   ----------
                                                                 2,619,750    2,560,863
   Less accumulated depreciation and amortization                1,177,938    1,132,591
                                                                ----------   ----------
                                                                 1,441,812    1,428,272
Construction work in progress                                       27,431       59,531
                                                                ----------   ----------
         Total property and plant, net                           1,469,243    1,487,803
                                                                ----------   ----------

Other assets                                                        30,185       30,476

Current assets:
   Cash and cash equivalents                                        12,728        6,040
   Accounts receivable - trade (less allowance for doubtful
         accounts of $1,219 and $1,200, respectively)               73,374       67,495
   Unbilled revenue                                                 39,093       31,708
   Other accounts and notes receivable                              30,913        7,760
   Materials and supplies, at average cost -
      Fossil fuel                                                   30,517       24,919
      Gas stored underground                                        12,968       14,275
      Other                                                         34,985       32,334
   Other                                                             8,765       32,637
                                                                ----------   ----------
         Total current assets                                      243,343      217,168
                                                                ----------   ----------
Regulatory assets:
   Deferred income taxes                                            25,611       28,052
   Other                                                            20,933       25,208
                                                                ----------   ----------
         Total regulatory assets                                    46,544       53,260
                                                                ----------   ----------
Total Assets                                                    $1,789,315   $1,788,707
                                                                ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value, authorized 45,000,000 shares -
     outstanding 25,452,373 shares                              $  120,033   $  121,282
   Retained earnings                                               466,284      451,477
                                                                ----------   ----------
         Total common stockholders' equity                         586,317      572,759
   Preferred stock not subject to mandatory redemption              80,000       80,000
   Long-term debt                                                  507,635      558,474
                                                                ----------   ----------
         Total capitalization                                    1,173,952    1,211,233
                                                                ----------   ----------

Current liabilities:
   Current maturity of long-term debt                               60,000        9,000
   Short-term debt                                                  53,800       64,966
   Accounts and wages payable                                       75,772       89,362
   Accumulated deferred income taxes                                21,065       20,285
   Taxes accrued                                                    25,055       15,869
   Other                                                            35,591       21,937
                                                                ----------   ----------
         Total current liabilities                                 271,283      221,419
                                                                ----------   ----------
Accumulated deferred income taxes                                  234,230      237,629
Accumulated deferred investment tax credits                         35,796       40,369
Regulatory liability                                                41,014       48,587
Other deferred credits and liabilities                              33,040       29,470
                                                                ----------   ----------
Total Capital and Liabilities                                   $1,789,315   $1,788,707
                                                                ==========   ==========

                                      -8-


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)


                                              Three Months Ended        Nine Months Ended       Twelve Months Ended
                                                September 30,             September 30,            September 30,
                                              1998         1997         1998         1997         1998        1997
                                              ----         ----         ----         ----         ----        ----

 OPERATING REVENUES:
    Electric                               $ 230,422    $ 208,495    $ 568,866    $ 534,691    $ 734,692   $ 704,009
    Gas                                       16,253       15,750       92,153      101,177      142,534     155,246
                                           ---------    ---------    ---------    ---------    ---------   ---------
 Total operating revenues                    246,675      224,245      661,019      635,868      877,226     859,255

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power               66,965       62,192      183,143      178,636      246,763     247,829
       Gas                                     6,517        7,947       53,372       62,941       87,657      98,942
       Other                                  51,941       42,792      134,092      120,222      174,071     159,014
                                           ---------    ---------    ---------    ---------    ---------   ---------
                                             125,423      112,931      370,607      361,799      508,491     505,785
    Maintenance                               16,232       15,795       50,153       48,056       77,749      66,512
    Depreciation and amortization             17,357       19,607       54,791       62,247       75,233      83,405
    Income taxes                              24,484       18,342       40,113       32,804       40,970      37,472
    Other taxes                               12,556       14,647       44,571       43,798       58,668      58,105
                                           ---------    ---------    ---------    ---------    ---------   ---------
       Total operating expenses              196,052      181,322      560,235      548,704      761,111     751,279

 OPERATING INCOME                             50,623       42,923      100,784       87,164      116,115     107,976

 OTHER INCOME AND DEDUCTIONS:
    Allowance for equity funds used
       during construction                        (4)         237           45          381          447         563
    Miscellaneous, net                          (834)        (123)        (545)        (632)      (3,713)     (1,339)
                                           ---------    ---------    ---------    ---------    ---------   ---------

       Total other income and deductions        (838)         114         (500)        (251)      (3,266)       (776)

 INCOME BEFORE
    INTEREST CHARGES                          49,785       43,037      100,284       86,913      112,849     107,200

 INTEREST CHARGES:
    Interest                                  10,423       10,583       30,126       28,445       38,472      38,319
    Allowance for borrowed funds
       used during construction                 (310)        (302)        (981)        (484)      (1,283)       (717)
                                           ---------    ---------    ---------    ---------    ---------   ---------
       Net interest charges                   10,113       10,281       29,145       27,961       37,189      37,602

 INCOME BEFORE
    EXTRAORDINARY CHARGE                      39,672       32,756       71,139       58,952       75,660      69,598
                                           ---------    ---------    ---------    ---------    ---------   ---------

 EXTRAORDINARY CHARGE
   (NET OF INCOME TAXES)                        --           --           --           --        (24,853)       --
                                           ---------    ---------    ---------    ---------    ---------   ---------

NET INCOME                                    39,672       32,756       71,139       58,952       50,807      69,598

PREFERRED STOCK DIVIDENDS                        936          940        2,801        2,782        3,734       3,708
                                           ---------    ---------    ---------    ---------    ---------   ---------

INCOME AFTER PREFERRED
   STOCK DIVIDENDS                         $  38,736    $  31,816    $  68,338    $  56,170    $  47,073   $  65,890
                                           =========    =========    =========    =========    =========   =========



                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)




                                                          Nine Months Ended
                                                             September 30,
                                                           1998         1997
                                                           ----         ----

Cash Flows From Operating:
   Net income                                          $  71,139    $  58,952
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     54,791       62,247
        Allowance for funds used during construction      (1,026)        (865)
        Deferred income taxes, net                        (9,760)        (850)
        Deferred investment tax credits, net              (4,573)      (2,501)
        Changes in assets and liabilities:
           Temporary investments                          22,100         (581)
           Receivables, net                              (36,417)       8,529
           Materials and supplies                         (6,942)       4,573
           Regulatory assets - other                       4,275      (63,083)
           Accounts and wages payable                    (13,590)     (21,895)
           Taxes accrued                                   9,186        9,085
           Other, net                                     30,888        4,922
                                                       ---------    ---------
Net cash provided by operating activities                120,071       58,533

Cash Flows From Investing:
   Construction expenditures                             (46,911)     (79,835)
   Allowance for funds used during construction            1,026          865
                                                       ---------    ---------
Net cash used in investing activities                    (45,885)     (78,970)

Cash Flows From Financing:
   Dividends on common stock                             (53,297)     (43,300)
   Dividends on preferred stock                           (3,035)      (2,782)
   Redemptions -
      Short-term debt                                    (11,166)     (24,210)
      Long-term debt                                     (10,000)     (61,000)
   Issuances -
      Long-term debt                                      10,000      152,000
                                                       ---------    ---------
Net cash provided by (used in) financing activities      (67,498)      20,708

Net increase in cash and cash equivalents                  6,688          271
Cash and cash equivalents at beginning of year             6,040        2,261
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  12,728    $   2,532
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  29,650    $  24,814
   Income taxes, net                                   $  37,940    $  24,659


CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September  30, 1998


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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 1998 and 1997 are not necessarily indicative of trends for any three-month, nine-month or 12-month period.

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

Note 6 - Effective August 1, 1998, the Registrant's residential electric customers received a five percent rate reduction provided by Illinois electric utility industry restructuring legislation. This rate reduction is expected to reduce electric revenues approximately $5 million in 1998 and $11 million annually thereafter, based on estimated sales levels and assuming normal weather conditions.

Note 7 - In July 1998, Ameren offered separation packages to employees whose positions were eliminated through a targeted separation plan. During the third quarter of 1998, a one-time pretax charge of $7 million was recorded, which reduced earnings $4 million, representing the Registrant's share of costs incurred to implement the targeted separation plan.

Note 8 - Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" became effective on January 1, 1998. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements with the same prominence as other financial statement components. Adoption of SFAS 130 did not have a material effect on the financial position, results of operations, liquidity or presentation of financial information of the Registrant.

Note 9 - Certain reclassifications were made to prior-year financial statements to conform to current-period presentation.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Reference is made to Note 8 - Commitments and Contingencies in the Notes to Financial Statements of the Registrant's Form 10-K for the year ended December 31, 1997 for information regarding unfair labor practice charges filed with the National Labor Relations Board (NLRB) by the International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 relating to the lockout by the Registrant of both unions during 1993. On August 27, 1998, a three member panel of the NLRB issued a decision favorable to the Registrant. It is anticipated that the unions will file motions for reconsideration of the decision with the NLRB.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)   Exhibits.

               Exhibit 3(ii)-By-Laws of Central Illinois Public Service Company, as amended as of August 24, 1998.

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended September 30, 1998.

               Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated September 24, 1998 reporting on the impact of Ameren Corporation's (parent company of the Registrant) employee separation plan and on the effect of the final rule issued in September 1998 by the United States Environmental Protection Agency pertaining to nitrogen oxide emissions.



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

                                              CENTRAL ILLINOIS PUBLIC
                                                   SERVICE COMPANY
                                                     (Registrant)


                                             By     /s/ Warner L. Baxter
                                                 -------------------------
                                                        Warner L. Baxter
                                                          Controller


Date: November 13, 1998