Form 10-Q/A
period 1998-09-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1998-12-15
CIK 18654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


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

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               Exhibit 3(ii)-By-Laws of Central Illinois Public Service Company, as amended as of August 24, 1998 (previously filed).

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended September 30, 1998 (previously filed).

               Exhibit 15 - Awareness Letter and Review Reports from inde-pendent accountants regarding unaudited interim financial infor-mation, Three Months Ended March 31, 1998, Six Months Ended June 30, 1998, and Nine Months Ended September 30, 1998.

               Exhibit 27 - Financial Data Schedule (previously filed).

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


                                        CENTRAL ILLINOIS PUBLIC
                                            SERVICE COMPANY
                                              (Registrant)


                                      By  /s/ Warner L. Baxter
                                        ------------------------
                                              Warner L. Baxter
                                                 Controller



Date: December 15, 1998