Form 10-K
period 1998-12-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1999-03-30
CIK 18654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the transition period from        to       .

                          COMMISSION FILE NUMBER 1-3672

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
             (Exact name of registrant as specified in its charter)
          Illinois                                        37-0211380
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


               607 East Adams Street, Springfield, Illinois 62739
              (Address of principal executive offices and Zip Code)
       Registrant's telephone number, including area code: (217) 523-3600

        Securities Registered Pursuant to Section 12(b) of the Act: None.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ).

     Aggregate market value at March 5, 1999 of the voting stock held by non-affiliates of Central Illinois Public Service Company (CIPS) - $24,725,000 - Cumulative Preferred Stock (par value $100 per share) [Note: Excludes value of 400,000 shares of Cumulative Preferred Stock for which CIPS has been unable to determine market value.]

     Shares of Common Stock without par value,  outstanding as of March 5, 1999:
25,452,373 shares (all owned by Ameren Corporation).

                      Documents incorporated by references.

     Portions of the registrant's definitive proxy statement for the 1999 annual meeting are incorporated by reference into Part III.


                                TABLE OF CONTENTS

PART I  Page

Item 1-Business
        General.............................................................  1
        Capital Program and Financing.......................................  1
        Rates...............................................................  2
        Fuel Supply.........................................................  3
        Regulation..........................................................  3
        Industry Issues.....................................................  4
Item 2-Properties...........................................................  5
Item 3-Legal Proceedings....................................................  6
Item 4-Submission of Matters to a Vote of Security Holders<F1>

Executive Officers of the Registrant (Item 401(b) of Regulation S-K)........  8

PART II

Item 5-Market for Registrant's Common Equity and Related
        Stockholder Matters.................................................  8
Item 6-Selected Financial Data..............................................  8
Item 7-Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  9
Item 7A-Quantitative and Qualitative Disclosures about Market Risk.......... 17
Item 8-Financial Statements and Supplementary Data.......................... 19
Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 36

PART III

Item 10-Directors and Executive Officers of the Registrant2................. 36
Item 11-Executive Compensation<F2>.......................................... 36
Item 12-Security Ownership of Certain Beneficial Owners
         and Management<F2>................................................. 36
Item 13-Certain Relationships and Related Transactions<F2>.................. 37

PART IV

Item 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K....  37

SIGNATURES     ............................................................  39
EXHIBITS       ............................................................  40
________________

     <F1> Not applicable and not included herein.
     <F2> Incorporated herein by reference.

                                      PART I

ITEM 1.BUSINESS.

                                     GENERAL

     Central Illinois Public Service Company (CIPS, AmerenCIPS or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a holding company, registered under the Public Utility Holding Company Act of 1935. On December 31, 1997, CIPSCO Incorporated (CIPSCO) and Union Electric Company (UE) combined with the result that the common shareholders of CIPSCO and UE became the common shareholders of Ameren, and Ameren became the owner of 100% of the common stock of UE and CIPSCO's operating subsidiaries, Central Illinois Public Service Company (CIPS) and CIPSCO Investment Company (the Merger).

     The Registrant, an Illinois corporation, was organized in 1902. CIPS is a public utility operating company engaged in the sale of electricity and natural gas in portions of central and southern Illinois. The Registrant furnishes electric service in 557 incorporated and unincorporated communities and adjacent suburban and rural areas. The Registrant also furnishes natural gas service to retail customers in 267 incorporated and unincorporated communities and adjacent suburban and rural areas located in 41 counties of central and southern Illinois and provides gas transportation service to end-users.

     The CIPS service territory is predominantly made up of small towns and rural areas. Of the communities served, only 5 have populations greater than 15,000. Customer density on the CIPS gas system is approximately 35 customers per mile of main. The Registrant furnishes both electric and natural gas service in 236 of the communities served by it.

     The territory served by the Registrant, located in 66 counties in Illinois, has an estimated population of 820,000 and is devoted principally to agriculture and diversified industrial operations. Key industries include petroleum and petrochemical industries, food processing, metal fabrication and coal mining.

     For the year 1998, 85% of total operating revenues was derived from the sale of electric energy and 15% from the sale of natural gas. Electric operating revenues as a percentage of total operating revenues in both 1997 and 1996 were 82%.

     The Registrant employed 1,799 persons at December 31, 1998. Approximately 70% of the Registrant's employees are represented by local unions affiliated with the AFL-CIO. Labor agreements representing approximately 1,250 employees will expire in 1999. One agreement covering six employees will expire in 2001.


                          CAPITAL PROGRAM AND FINANCING

     The Registrant is engaged in a capital program under which capital expenditures are expected to approximate $115 million in 1999. For the five-year period 1999-2003, construction expenditures are estimated at $615 million. This estimate includes any construction expenditures which may be incurred by the Registrant to meet new air quality standards for ozone and particulate matter.

     During the five-year period ended 1998, gross additions to the property of the Registrant, including allowance for funds used during construction, were approximately $440 million (including $69 million in 1998) and property retirements were $252 million.

     In addition to the funds required for construction during the 1999-2003 period, $203 million will be required to repay long-term debt as follows: $60 million in 1999; $35 million in 2000; $30 million in 2001; $33 million in 2002; and $45 million in 2003.

     For additional information on the Registrant's capital program and external cash sources, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 6 and 7 to the "Notes to Financial Statements" under Item 8 herein.

     Financing Restrictions. The Mortgage Indenture of CIPS, as presently operative, permits the issuance of additional first mortgage bonds up to 60% of available net expenditures for bondable property, provided the "net earnings" of CIPS (before income taxes and otherwise as provided in the Mortgage Indenture) for a recent 12-month period equal at least twice the annual interest requirements on all first mortgage bonds outstanding (and on all equally secured and prior lien indebtedness) and on the bonds then to be issued. At December 31, 1998, the more restrictive of these requirements was the "net earnings" test. The "net earnings" of CIPS for the year ended December 31, 1998, so computed, were equal to 5.97 times the interest for one year on the aggregate amount of bonds outstanding under the Mortgage Indenture at December 31, 1998. Based on the "net earnings" of CIPS (so computed) for the year ended December 31, 1998, and the bonds outstanding under the Mortgage Indenture at December 31, 1998, the Registrant could have issued about $875 million of additional first mortgage bonds under the foregoing interest coverage provision (assuming an annual interest rate of 6.25% on such bonds).

     The Articles of Incorporation of CIPS provide, in effect, that so long as any CIPS preferred stock is outstanding, CIPS shall not, without the requisite vote of the holders of preferred stock, unless the retirement of such stock is provided for, (a) issue any preferred or equal ranking stock (except to retire or in exchange for an equal amount thereof) unless the "gross income available for interest" of CIPS for a recent 12-month period is at least one and one-half (1-1/2) times the sum of (i) one year's interest on all funded debt and notes maturing more than 12 months after the date of issuance of such shares and (ii) one year's dividend requirement on all preferred stock to be outstanding after such issue, or (b) issue or assume any unsecured debt securities maturing less than two years from the date of issuance or assumption (except for certain refunding or retirement purposes) if immediately after such issuance or assumption the total amount of all such unsecured debt securities would exceed 20% of the sum of all secured debt securities and the capital and surplus of CIPS. For the year ended December 31, 1998, the "gross income available for interest" of CIPS equalled 2.78 times the sum of the annual interest charges and dividend requirements on all such funded debt, notes and preferred stock outstanding at December 31, 1998. Such "gross income available for interest" was sufficient under the test to support the issuance of additional preferred stock (assuming an annual dividend rate on such preferred stock of 5%) in an amount in excess of the maximum amount ($185 million) of authorized and unissued preferred stock under the Articles.


                                      RATES

     For the year 1998, approximately 82% of the Registrant's electric operating revenues were based on rates regulated by the Illinois Commerce Commission (ICC) and 18% were regulated by the Federal Energy Regulatory Commission (FERC) of the
U. S. Department of Energy.

     The electric utility restructuring legislation in Illinois included a 5% residential rate decrease for the Registrant's electric customers, effective August 1, 1998. This rate decrease reduced electric revenues approximately $5 million in 1998 and is expected to reduce electric revenues by approximately $11 million annually thereafter, based on estimated levels of sales and assuming normal weather conditions. See "Regulation" for additional reference to this legislation.

     As permitted by electric utility restructuring legislation in Illinois, in February 1998, the Registrant filed to eliminate the fuel adjustment clause on sales of electricity in Illinois, thereby including a historical level of fuel costs in base rates. The ICC approved the Registrant's filing in March 1998.

     In June 1998, the Registrant filed a request with the ICC to increase rates for natural gas service. In February 1999, the ICC approved an $8 million annual rate increase. The rate increase became effective in February 1999.

     For additional information on "Rates", see Note 2 to the "Notes to Financial Statements" under Item 8 herein.


                                   FUEL SUPPLY

Cost of Fuels                                                                               Year
-------------                            -------------------------------------------------------------------------
                                             1998           1997             1996           1995           1994
                                             ----           ----             ----           ----           ----
Per Million BTU - Coal                 152.738(cent)   163.000(cent)   171.000(cent)   176.000(cent)  165.000(cent)

     Over 99% of the net kilowatthour generation of the Registrant in 1998 was provided by coal-fired generating units and the remainder by an oil-fired unit.

     Oil. The actual and prospective use of such oil is minimal, and the Registrant has not experienced and does not expect to experience difficulty in obtaining adequate supplies.

     Coal. Because of uncertainties of supply due to potential work stoppages, equipment breakdowns and other factors, the Company has a policy of maintaining a coal inventory consistent with its expected burn practices.

     For additional information on the Registrant's "Fuel Supply", see Note 10 to the "Notes to Financial Statements" under Item 8 herein.


                                   REGULATION

     The Company is subject to regulation by the Securities and Exchange Commission and, as a subsidiary of Ameren, is subject to the provisions of the Public Utility Holding Company Act. The Registrant is subject to regulation by the ICC as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. The Registrant is also subject to regulation by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, mergers, and certain other matters. Authorization to issue debt having a maturity of twelve months or less is obtained from the Securities and Exchange Commission.

     In December  1997,  the Governor of Illinois  signed the  Electric  Service
Customer Choice and Rate Relief Law of 1997 providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois and, as a result, retail direct access, which allows customers to choose their electric generation supplier, will be phased in over several years. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. For a discussion of the Illinois legislation, see "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 herein and Note 2 to the "Notes to Financial Statements" under Item 8 herein.

     CIPS is regulated, in certain of its operations, by air and water pollution and hazardous waste regulations at the city, county, state and federal levels. The Registrant is in substantial compliance with such existing regulations.

     Environmental Issues. On December 22, 1995, a complaint was filed in the Circuit Court for the Seventh Judicial Circuit, Sangamon County, Illinois against CIPS and several other defendants. The complaint seeks unspecified monetary damages and alleges that, as a result of exposure to carcinogens contained in coal tar at the CIPS Taylorville gas plant site, plaintiffs' children had suffered from a rare form of childhood cancer known as "neuroblastoma". The plaintiffs in this complaint are the plaintiffs who on October 5, 1995 voluntarily dismissed claims in a similar complaint in the Circuit Court for the Fourth Judicial Circuit, Christian County, Illinois. On April 17, 1996, the Seventh Judicial Circuit Court, Sangamon County, Illinois granted approval of the petition by CIPS requesting transfer of this case to the Circuit Court for the Fourth Judicial Circuit, Christian County, Illinois. On March 27, 1998, a jury awarded plaintiffs $3.2 million. CIPS continues to believe it has meritorious defenses and has appealed the verdict. Management believes that final disposition of this matter will not have a material adverse effect on financial position, results of operations or liquidity of the Company.

     On August 2, 1996, the Illinois Attorney General filed a complaint with the Illinois Pollution Control Board alleging various violations of wastewater discharge permit conditions and ground water standards at CIPS' Hutsonville Power Station. The complaint seeks monetary penalties and the award of attorney fees. CIPS, the Board and the Attorney General are continuing to work on a plan to resolve these issues. While the Company cannot predict the final outcome of this matter, it does not believe that the final resolution will have a material adverse effect on financial position, results of operations or liquidity of the Company.

     See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" under Item 7 herein and Note 10 to the "Notes to Financial Statements" under Item 8 herein for a further discussion of environmental issues.

     Other aspects of the Registrant's business are subject to the jurisdiction of various regulatory authorities and, for additional information on regulation see "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 10 to the "Notes to Financial Statements" under Item 8 herein.


                                 INDUSTRY ISSUES

     The Registrant is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include: the potential for more intense competition and for changing the structure of regulation; changes in the structure of the industry as a result of changes in federal and state laws; on-going consideration of additional changes of the industry by federal and state authorities; continually developing environmental laws, regulations and issues, including proposed new air quality standards; public concern about the siting of new facilities; proposals for demand side management programs; public concerns about nuclear decommissioning and the disposal of nuclear wastes; and global climate issues. The Registrant is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations, financial condition, or liquidity.

     For additional information on certain of these issues, see "Electric Industry Restructuring" in Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 10 to the "Notes to Financial Statements" under Item 8 herein.

     Year 2000 Issue. The Year 2000 Issue relates to how dates are stored and used in computer systems, applications, and embedded systems. As the century date change occurs, certain date-sensitive systems need to be able to recognize the year as 2000 and not as 1900. This inability to recognize and properly treat the year as 2000 may cause these systems to process critical financial and operational information incorrectly. For information on this issue, see "Year 2000 Issue" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein.

ITEM 2. PROPERTIES.

     In planning its construction program, the Registrant is presently utilizing a forecast of kilowatthour sales growth of approximately 1.1% and peak load growth of 1.5%, each compounded annually, and is providing for a minimum reserve margin of approximately 15% to 18% above its anticipated peak load requirements.

     The Registrant is a member of one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply - MAIN (Mid-America Interconnected Network) operating primarily in Wisconsin, Illinois and Missouri. The Registrant's bulk power system is operated as an Ameren-wide control area and transmission system under the FERC approved Joint Dispatch Agreement between CIPS and UE. The Registrant has interconnections for transmission service and the exchange of electric energy, directly and through the facilities of others, with twenty private utilities and nine government utilities that operate control areas.

     The  Registrant  owns 20% of the  capital  stock of Electric  Energy,  Inc.
(EEI), and its affiliate, UE, owns 40% of such stock. The balance is held by two other sponsoring companies -- Kentucky Utilities Company (KU), and Illinova Generating (IG). EEI owns and operates a generating plant with a nominal capacity of 1,000 mW. 60% of the plant's output is committed to the Paducah Project of the DOE, 20% to KU, 10% to UE and 5% each to IG and CIPS.

     As of December 31, 1998 the Registrant owned approximately 4,700 circuit miles of electric transmission lines. The Registrant also owned 4,800 miles of natural gas transmission and distribution mains, four underground gas storage fields and one propane-air gas plant used to supplement the available pipeline supply of natural gas during periods of abnormally high demands. Other properties of the Registrant include distribution lines, underground cable, office buildings, warehouses, garages and repair shops.

     CIPS has fee title to all principal plants and other important units of property, or to the real property on which such facilities are located (subject to mortgage liens securing outstanding indebtedness of the Registrant and to permitted liens and judgment liens, as defined).

     Substantially all of CIPS' property and plant is subject to the direct first lien an Indenture of Mortgage or Deed of Trust dated October 1, 1941, as amended and supplemented.


               The following table sets forth information with respect to the Registrant's generating facilities and capability at the time of the expected
1999 peak.

                                                                Gross Kilowatt
    Energy                                                        Installed
    Source          Plant                    Location             Capability
    ------          -----                    --------             ----------
    Coal          Newton                   Newton, IL              1,170,000
                  Coffeen                  Coffeen, IL               950,000
                  Grand Tower              Grand Tower, IL           202,000
                  Hutsonville
                    (Units 3 & 4)          Hutsonville, IL           161,000
                  Meredosia
                    (Units 1, 2 & 3)       Meredosia, IL             359,000
                                                                  ----------

                                           Total Coal              2,842,000

    Oil           Hutsonville
                    (Diesel)               Hutsonville, IL             3,000
                  Meredosia
                    (Unit 4)               Meredosia, IL             182,000
                                                                  ----------

                                           Total Oil                 185,000

                                                  TOTAL            3,027,000
                                                                   =========

     All of the generating stations are located in Illinois on land owned in fee by CIPS.


ITEM 3. LEGAL PROCEEDINGS.

     During 1996, the Registrant restructured its contract with one of its major coal suppliers. In 1997, the Registrant paid a $70 million restructuring payment to the supplier, which allowed it to purchase at market prices low-sulfur, non-Illinois coal through the supplier (in substitution for the high-sulfur Illinois coal the Registrant was obligated to purchase under the original contract); and to receive options for future purchases of low-sulfur, non-Illinois coal from the supplier through 1999 at set negotiated prices.

     By switching to low-sulfur coal, the Registrant was able to discontinue operating a generating station scrubber. The benefits of the contract restructuring include lower cost coal, avoidance of significant capital expenditures to renovate the scrubber and elimination of scrubber operations and maintenance costs (offset by scrubber retirement expenses). The net benefits of restructuring are expected to exceed $100 million through 2007. In December 1996, the ICC entered an order approving the switch to non-Illinois coal, recovery of the restructuring payment plus associated carrying costs (Restructuring Charges) through the retail uniform fuel adjustment clause (FAC) over six years, and continued recovery in rates of the undepreciated scrubber investment plus costs of removal. Additionally, in May 1997 the FERC approved recovery of the wholesale portion of the Restructuring Charges through the wholesale FAC. As a result of the ICC and FERC order, the Registrant classified the $72 million of the Restructuring Charges made to the coal supplier in February 1997 as a regulatory asset and, through December 1997, recovered approximately $10 million of the Restructuring Charges through the retail FAC and from wholesale customers.

     A group of industrial customers filed with the Illinois Third District Appellate Court (the Court) in February 1997 an appeal of the December 1996 order of the ICC. In November 1997, the Court reversed the ICC's December 1996 order, finding that the Restructuring Charges were not direct costs of fuel that may be recovered through the retail FAC, but rather should be considered as a part of a review of aggregate revenue requirements in a full rate case. Restructuring Charges allocated to wholesale customers (approximately $7 million) are not in question as a result of the opinion of the Court. In December 1997, the Registrant requested a rehearing by the Court; that request was denied. However, the Court did rule that all revenues collected under the retail FAC in 1997 would not have to be refunded to customers. The Registrant filed an appeal with the Illinois Supreme Court. In December 1998, the Supreme Court issued its decision, reversing the Court's opinion and affirming the ICC's order. The Supreme Court held that the Restructuring Charges are recoverable through the retail FAC. No further proceedings are anticipated.

     The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 filed unfair labor practice charges with the National Labor Relations Board (NLRB), relating to the legality of the 1993 lockout of both unions by CIPS. The NLRB issued complaints against CIPS concerning its lockout. Both unions sought, among other things, back pay and other benefits for the period of the lockout. At that time, the Registrant estimated the amount of back pay and other benefits for both unions to be approximately $17 million. In May 1996, an administrative law judge of the NLRB ruled that the lockout was unlawful. In July 1996, the Registrant appealed to the NLRB. In August 1998, a three-member panel of the NLRB reversed the administrative law judge's decision and ruled that the lockout was lawful. Both unions filed motions for review with the NLRB asking for reconsideration of this decision. In December 1998, the NLRB denied the unions' motions for reconsideration. Subsequently, in December 1998, the unions filed a joint motion for a rehearing of their motions for reconsideration. On March 5, 1999, the NLRB denied the unions' motion for reconsideration. The Registrant expects that the unions will pursue a judicial appeal of the NLRB's decision.

     The Registrant is involved in other legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts.
Management believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

     For additional information on legal and administrative proceedings, see "Rates" and "Regulation Environmental Issues" under Item 1 herein and Notes 2 and 10 to the "Notes to Financial Statements" under Item 8 herein.

                            _________________________

     Statements made in this report which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance and the Year 2000 Issue. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of: regulatory actions; changes in laws and other governmental actions; competition; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.


INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF REGULATION S-K:
                          Age At                                           Date First Elected
         Name            12/31/98        Present Position                      or Appointed
         ----            --------        ----------------                      ------------

G. L. Rainwater              52          President and
                                         Chief Executive Officer                     1/1/98
J. T. Birkett                61          Vice President                             7/10/95
M. J. Montana                52          Vice President                             4/28/98
G. W. Moorman                55          Vice President                              6/1/88
C. D. Nelson                 45          Vice President                             4/28/98
T. R. Voss                   51          Vice President                              7/1/98
S. R. Sullivan               38          Vice President, General Counsel
                                         and Secretary                              11/7/98
W. L. Baxter                 37          Controller                                12/31/97
J. E. Birdsong               44          Treasurer                                 12/31/97


     All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders held in April. Except for Messrs. Baxter and Sullivan, each of the above-named executive officers has been employed by the Company or its affiliates for more than five years in executive or management positions. Mr. Baxter was previously employed by PricewaterhouseCoopers LLP. Mr. Sullivan was previously employed by Anheuser Busch Companies, Inc.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no market for the Registrant's Common Stock since all shares are owned by its parent, Ameren.


ITEM 6. SELECTED FINANCIAL DATA.

For the Years Ended
December 31 (In Thousands)                   1998          1997           1996           1995           1994
--------------------------                   ----          ----           ----           ----           ----

Operating revenues                       $  847,424     $  852,075     $  881,102    $  828,073     $  835,882
Operating income                            120,044        102,495        116,531       106,029        110,678
Net income                                   80,147         38,620         77,393        70,631         81,913
Preferred stock dividends                     3,745          3,715          3,721         3,850          3,510
Net income after preferred
  stock dividends                            76,402         34,905         73,672        66,781         78,403
Common stock dividends                       72,285         43,300         62,950        71,000         68,600

As of December 31,

Total assets                             $1,764,397     $1,788,707     $1,795,353    $1,759,838     $1,726,540
Long-term debt                              528,446        558,474        421,228       478,926        474,619
Total common stockholder's equity           575,370        572,759        581,224       570,419        574,745

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Central Illinois Public Service Company (AmerenCIPS or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, the Registrant and CIPSCO Investment Company (CIC), becoming wholly-owned subsidiaries of Ameren (the Merger).

RESULTS OF OPERATIONS

Earnings
Earnings for 1998, 1997 and 1996, were $76 million, $35 million and $74 million, respectively. Earnings fluctuated due to many conditions, primarily: weather variations, electric rate reductions, competitive market forces, sales growth, fluctuating operating costs, merger-related expenses, changes in interest expense, changes in income and property taxes, a charge for a targeted employee separation plan in 1998 and an extraordinary charge in 1997.

In 1998, the Registrant recorded a nonrecurring charge to earnings in connection with a targeted separation plan it offered to employees in July 1998. The charge reduced earnings $4 million, net of income taxes, (see Note 3 Targeted Separation Plan under Notes to Financial Statements for further information). In addition, the Registrant recorded an extraordinary charge to earnings in the fourth quarter of 1997 for the write-off of generation-related regulatory assets and liabilities as a result of electric industry restructuring legislation enacted in Illinois in December 1997. The write-off reduced earnings $25 million, net of income taxes. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.)

The significant items affecting revenues, expenses and earnings for the years ended December 31, 1998, 1997 and 1996 are detailed in the following pages.



Electric Operations
Electric Revenues                                           Variations from Prior Year
------------------------------------------------------------------------------------
(Millions of Dollars)                               1998         1997         1996
------------------------------------------------------------------------------------
Rate Variations                                    $ (5)        $  -          $  -
Growth and other                                      9            5            12
Effect of abnormal weather                           13           (1)           (5)
Interchange sales                                    (1)         (29)           20
------------------------------------------------------------------------------------
                                                   $ 21         $(25)         $ 27
------------------------------------------------------------------------------------

Electric revenues for 1998 increased $21 million compared to 1997. Revenues increased primarily due to higher sales to retail customers within the Registrant's service territory, as a result of warm summer weather and economic growth in the service area. Weather-sensitive residential and commercial sales increased 6% and 4%, respectively, while industrial sales grew 4%. These increases were partially offset by a 5% rate decrease to residential customers beginning in August 1998 (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information).

Electric revenues for 1997 decreased primarily due to a 19% decrease in interchange sales due to market conditions and differences in the classification of certain interchange and purchased power transactions resulting from Federal Energy Regulatory Commission (FERC) Order 888, as well as a 3% decline in industrial sales. Residential sales remained constant with prior year levels, while commercial sales increased 2% over the same period.

The increase in 1996 electric revenues was primarily the result of a 5% increase in kilowatthour sales from the prior year. The kilowatthour sales increase stemmed from colder weather early in the year, which increased sales to residential and commercial customers and a 14% increase in interchange sales.


Fuel and Purchased Power                                 Variations from Prior Year
---------------------------------------------------------------------------------------
(Millions of Dollars)                              1998           1997            1996
---------------------------------------------------------------------------------------
Fuel:
    Variation in generation                      $ (25)          $  7            $ 29
    Price                                           (2)            (8)              3
    Generation efficiencies and other               (6)            (4)              -
Purchased power variation                           21            (27)             (6)
---------------------------------------------------------------------------------------
                                                 $ (12)          $(32)            $ 26
---------------------------------------------------------------------------------------

The $12 million decrease in fuel and purchased power costs for 1998, compared to 1997, was primarily driven by lower fuel costs due to lower fuel prices and utilizing joint dispatch generation. Upon consummation of the Merger, AmerenUE and AmerenCIPS began jointly dispatching generation, therefore allowing Ameren to utilize the most cost efficient plants of both operating companies to serve customers in either service territory. The decrease in 1997 fuel and purchased power costs was driven mainly by a decrease in interchange sales and lower fuel prices. The increase in 1996 fuel and purchased power costs reflected increased kilowatthour sales.

While unprecedented prices for power purchases occurred in the marketplace during the last week of June 1998, the Registrant was able to effectively manage its power costs in the face of soaring wholesale electricity prices. Overall, the abnormally high prices for power purchases in June had little impact on the Registrant's financial results for 1998.

Gas Operations
Gas revenues in 1998 decreased $26 million compared to 1997, primarily due to a 7% decline in retail sales resulting from mild winter weather and lower gas costs reflected in the Registrant's purchase gas adjustment clause. Weather-sensitive residential and commercial sales decreased 9% and 13%, respectively, from 1997. Industrial sales increased 8% from 1997. Gas revenues in 1997 decreased $4 million primarily due to a 10% decline in retail sales resulting from mild winter weather. Weather-sensitive residential and commercial sales decreased 14% and 18%, respectively, from 1996. Industrial sales increased 31% from the same period. The introduction of off-system gas sales in 1997 offset the decrease in total sales to ultimate customers. Gas revenues grew $26 million in 1996 as a result of colder weather and higher gas costs. Residential, commercial and industrial sales increased 13%, 17% and 9%, respectively, in 1996 versus 1995.

Gas costs in 1998 declined $28 million compared to 1997. This decrease in gas costs was due to lower sales and lower gas prices. Gas costs for 1997 remained relatively flat when compared to 1996 costs. Gas costs increased $22 million between 1996 and 1995 due to increased demand related to colder weather, and an increase in the price paid for gas in 1996 versus 1995.

Other Operating Expenses
Other operating expense variations in 1996 through 1998 reflected recurring factors such as growth, inflation, and labor and benefit increases, in addition to a charge for the targeted separation plan (TSP) as discussed below.

In March 1998, Ameren announced plans to reduce its other operating expenses, including plans to eliminate approximately 400 employee positions by mid-1999 through a hiring freeze and the TSP. In July 1998, Ameren offered separation packages to employees whose positions were to be eliminated through the TSP. During the third quarter of 1998, the Registrant recorded a nonrecurring, pre-tax charge of $7 million (which reduced earnings $4 million) representing its share of costs incurred to implement the TSP. The elimination of these positions, exclusive of the nonrecurring charge, reduced the Registrant's operating expenses approximately $4 million in 1998, and the Registrant expects operating expenses to be reduced approximately $6 million to $7 million annually thereafter. See Note 3 - Targeted Separation Plan under Notes to Financial Statements for further information.

The $19 million increase in other operations expenses in 1998, compared to 1997, was primarily due to the charge for the TSP and increased information system-related costs. In 1997, other operations expenses increased $15 million, primarily due to increases in labor, various equipment purchases and rentals and information system-related costs. In 1996, other operations expenses decreased $9 million mainly due to several nonrecurring costs incurred in 1995, which included the write-off of system development costs.

Maintenance expense changes between years are due to normal planning and scheduling of major power plant maintenance outages. In 1998, maintenance expenses decreased $4 million from the prior year. The 1997 maintenance expense increase of $14 million from the prior year can be attributed to scheduled outages at three generating plants during 1997.

In 1998, depreciation and amortization expense decreased $8 million from the prior year due to the write-off of generation-related regulatory assets in Illinois during the fourth quarter of 1997. 1997 and 1996 depreciation and amortization expense fluctuations relate primarily to property additions.

Taxes
Income tax expense from operations increased $12 million in 1998, compared to 1997, due to higher pre-tax income and a higher effective tax rate. Income tax expense from operations decreased $14 million in 1997 principally due to lower pre-tax income and a lower effective tax rate. Income tax expense from operations increased $4 million in 1996 due primarily to higher pre-tax income.

Other Income and Deductions
In 1998, miscellaneous, net decreased $3 million primarily due to higher merger-related expenses incurred in the prior year. Miscellaneous, net increased $2 million between 1997 and 1996 primarily due to increased merger-related expenses.

Interest
Interest expense increased $3 million in 1998, compared to 1997, due to a higher amount of debt outstanding, partially offset by a decrease in other interest.

Balance Sheet
The $23 million decrease in accounts receivable at December 31, 1998, compared to 1997, was due to lower sales and revenues in November and early December
1998, compared to the comparable time period in 1997, due to mild winter weather. The Company's service territory experienced much colder weather in the latter part of December 1998, resulting in higher sales and revenues at that time compared to the comparable 1997 period. This increase in sales caused a $21 million increase in unbilled revenues. The $16 million increase in current liabilities was primarily due to increased current maturities to long-term debt. This increase was partially offset by decreased accounts payable caused by payment timing differences between years and less short-term debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $123 million for 1998, compared to $81 million for 1997 and $137 million in 1996, respectively.

Cash flows used in investing activities totaled $68 million, $111 million and $80 million, for the years ended December 31, 1998, 1997 and 1996, respectively. Expenditures in 1998 for constructing new or to improve existing facilities were $69 million.

Capital expenditures are expected to approximate $115 million in 1999. For the five-year period 1999-2003, construction expenditures are estimated at $615 million. This estimate includes any construction expenditures, which may be incurred by the Registrant to meet new air quality standards for ozone and particulate matter, as discussed below.

Under Title IV of the Clean Air Act Amendments of 1990, the Registrant is required to significantly reduce total annual sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions by the year 2000. By switching to low-sulfur coal, the Registrant anticipates that it can comply with the requirements of the law without significant revenue increases because the related capital costs are largely offset by lower fuel costs.

In July 1997, the United States Environmental Protection Agency (EPA) issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. The new ambient standards may result in significant additional reductions in SO2 and NOx emissions from the Registrant's power plants. The new particulate matter standards may require SO2 reductions of up to 50% beyond that already required by Phase II acid rain control provisions of the 1990 Clean Air Act Amendments and could be required by 2007. The full details of these requirements are under study by the Registrant. At this time, the Registrant is unable to predict the ultimate impact of these revised air quality standards on its future financial condition, results of operations or liquidity.

In an attempt to lower ozone levels across the eastern United States, the EPA issued final regulations in September 1998 to reduce NOx emissions from coal-fired boilers and other sources in 22 states, including Illinois (where all of the Registrant's coal-fired power plant boilers are located). Although reduction requirements in NOx emissions from the Registrant's coal-fired boilers are anticipated to exceed 75 percent from 1990 levels by the year 2003, it is not yet possible to determine the exact magnitude of the reductions required from the Registrant's power plants because each state has up to one year to develop a plan to comply with the EPA rule. The NOx emissions reductions already achieved on several of the Registrant's coal-fired power plants will help to reduce the costs of compliance with this regulation. However, preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the Registrant's units, as well as other additional controls.

Currently, the Registrant estimates that its additional capital expenditures to comply with the EPA's final regulations issued in September 1998 could range from $125 million to $175 million over the period from 1999 to 2002. Associated operations and maintenance expenditures could increase $5 million to $8 million annually, beginning in 2003. The Registrant will explore alternatives to comply with these new regulations in order to minimize, to the extent possible, its capital costs and operating expenses. The Registrant is unable to predict the ultimate impact of these standards on its future financial condition, results of operations or liquidity.

In November 1998, the United States signed an agreement with numerous other countries (the Kyoto Protocol) containing certain environmental provisions, which would require decreases in greenhouse gases in an effort to address the "global warming" issue. The Kyoto Protocol must be ratified by the United States Senate before provisions are effective for the United States. Until ratification is obtained, the Registrant is unable to predict what requirements, if any, will be adopted in this country; however, implementation of the Kyoto Protocol in its present form would likely result in significantly higher capital costs and operations and maintenance expenses by the Registrant. At this time, the Registrant is unable to determine the impact of these proposals on the Registrant's future financial condition, results of operations or liquidity.

Cash flows used in financing activities were $74 million for 1998. This compares to cash flows provided by financing activities of $48 million in 1997 and cash flows used in financing activities of $57 million for 1996. The Registrant's principal financing activities during 1998 included the issuance of $85 million of long-term debt, offset by the redemption of $64 million of long-term debt and dividend payments of $76 million.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $125 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At December 31, 1998, the Registrant had committed bank lines of credit aggregating $80 million (of which $80 million were unused and $33 million were available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At year-end, the Registrant had $47 million of short-term borrowings.

Also, Ameren has a bank credit agreement due 2003, which permits the borrowing of up to $200 million on a long-term basis. This credit agreement is available to Ameren and its subsidiaries, including the Registrant. As of December 31, 1998, $190 million was available for the Registrant's use.

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

The Registrant believes that Order 888 and Order 889, which relate to its wholesale business, will not have a material adverse effect on its financial condition, results of operations or liquidity.

In 1998, the Registrant joined a group of ten other utility companies which support the formation of the Midwest Independent System Operator (Midwest ISO). An ISO operates, but does not own, transmission systems and maintains system reliability and security while alleviating pricing issues associated with the "pancaking" of rates. The Midwest ISO would be regulated by FERC. The FERC conditionally approved the formation of the Midwest ISO in September 1998, and it is expected to be operational by the year 2001. The Midwest ISO covers eight states and represents portions of 40,000 miles of transmission line and 62,000 megawatts of electric power. Collectively, the member companies serve more than seven million customers.

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois.

Major provisions of the Law include the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. In addition, the Law includes a 5% rate decrease for residential customers effective August 1998. The decrease reduced electric revenues by approximately $5 million in 1998 and is expected to reduce electric revenues by approximately $11 million annually thereafter, based on estimated levels of sales and assuming normal weather conditions. In 1998, the Registrant eliminated its Uniform Fuel Adjustment Clause (FAC) as allowed by the Law, which the Registrant expects to benefit shareholders in the future. (See Note 1 - Summary of Significant Accounting Policies under Notes to Financial Statements for further information.) The Law contains a provision allowing for the potential recovery of a portion of strandable costs, which represent costs which would not be recoverable in a restructured environment, through a transition charge collected from customers who choose an alternate electric supplier. In addition, the Law contains a provision requiring a portion of excess earnings (as defined under the Law) for the years 1998 through 2004 to be refunded to customers. See Note 2
-  Regulatory   Matters  under  Notes  to  Financial   Statements   for  further
information.

In December 1997, after evaluating the impact of the Law, the Registrant determined that it was necessary to write-off the generation-related regulatory assets and liabilities of its Illinois retail electric business. This extraordinary charge reduced 1997 earnings $25 million, net of income taxes. The Registrant has also concluded that its remaining net generation-related assets are not impaired for financial reporting purposes and that no plant writedowns are necessary at this time. See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.

In summary, the potential negative consequences associated with electric industry restructuring could be significant and could include the impairment and writedown of certain assets, including generation-related plant assets, lower revenues, reduced profit margins and increased costs of capital and operations expense. The Registrant is actively taking steps to mitigate these negative consequences. Most importantly, the Registrant will continue to focus on cost control to ensure that it maintains a competitive cost structure. The Registrant's actions also include strengthening its marketing operations to maintain its current customers and obtain new customers, as well as enhancing its information systems. The Registrant is also actively involved in shaping the policies of the Midwest ISO to protect shareholders' interests. At this time, the Registrant is unable to predict the ultimate impact of electric industry restructuring on the Registrant's future financial condition, results of operations or liquidity.

YEAR 2000 ISSUE

The Year 2000 Issue relates to how dates are stored and used in computer systems, applications, and embedded systems. As the century date change occurs, certain date-sensitive systems need to be able to recognize the year as 2000 and not as 1900. This inability to recognize or properly treat the year as 2000 may cause these systems to process critical financial and operational information incorrectly. The Registrant's primary concern is the potential for any interruption in providing electric and gas service to customers, as well as the potential inability to process critical financial and operational information on a timely basis, including billing its customers, if appropriate steps are not taken to address this issue. Management has developed a Year 2000 plan
(Plan) covering Ameren, including AmerenCIPS, and Ameren's Board of Directors has been briefed about the Year 2000 Issue and how it may affect the Registrant.

Ameren's Plan to resolve the Year 2000 Issue involves three phases: assessment, planning, and implementation/ testing. Implementation of the Plan is directly supervised by each area's responsible Vice President. A Year 2000 Project Director coordinates the implementation of the Plan among functional teams who are addressing issues specific to a particular area, such as nuclear and non-nuclear generation facilities, energy management systems, gas distribution, etc. Ameren has also engaged certain outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

Ameren has completed its assessment phase, which included analyzing date-sensitive electronic hardware, software applications and embedded systems and has developed a compliance plan to address issues that were identified. Many of the major corporate computer systems at Ameren are relatively new and therefore are either Year 2000 compliant or only require minor modifications. Also, several of the operating hardware and embedded systems (i.e., microprocessor chips) use analog rather than digital technology and thus are unaffected by the two-digit date issue. In addition, Ameren has contacted hundreds of vendors and suppliers to verify compliance.

Ameren has also completed its planning phase. Items that have been identified for remediation have been prioritized into groups based on their significance to Ameren's operations. The implementation/testing phase for all components/applications is approximately 45% complete as of December 31, 1998. Ameren expects to complete remediation of its significant components/applications by the end of the third quarter 1999.

With respect to third parties, for areas that interface directly with significant vendors, Ameren has inventoried vendors and major suppliers and is currently assessing their Year 2000 readiness through surveys, websites and personal contact. Ameren plans to follow up with major suppliers and vendors and verify Year 2000 compliance where appropriate. Ameren has queried its health insurance providers. To date, Ameren is not aware of any problems that would materially impact financial condition, results of operations or liquidity; however, neither Ameren nor the Registrant has the means of ensuring that these parties will be Year 2000 compliant. The inability of those parties to complete their Year 2000 resolution process could materially impact Ameren and the Registrant.

Ameren is also addressing the impact of electric power grid problems that may occur outside of its own electric system. Ameren has started Year 2000 electric power grid impact planning through the system's various electric interconnection affiliations and is working with the Mid-American Interchange Network (MAIN) to begin planning Year 2000 operational preparedness and restoration scenarios. As of January 31, 1999 (the latest information available), MAIN was 99% complete with its assessment phase, 94% complete with its planning phase and 53% complete with its implementation/testing phase. In addition, Ameren provides monthly status reports to the North American Electric Reliability Council (NERC) to assist them in assessing Year 2000 readiness of the regional electric grid. As of January 31, 1999 (the latest information available), NERC was 98% complete with its assessment phase, 90% complete with its planning phase and 57% complete with its implementation/testing phase. Through the Electric Power Research Institute (EPRI), an industry-wide effort has been established to deal with Year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment will be shared by the industry as a whole to facilitate Year 2000 problem solving.

In addressing the Year 2000 Issue, Ameren will incur internal labor costs as well as external consulting and other expenses to prepare for the new century. Ameren estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of December 31, 1998, Ameren has expended approximately $2.4 million. Ameren's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Ameren believes that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the Year 2000 Issue will not pose significant operational problems for the Registrant. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 Issue could result in material adverse operational and financial consequences to the Registrant, and there can be no assurance that Ameren's efforts, or those of vendors and trading partners, interconnection affiliates, NERC or EPRI to address the Year 2000 Issue will be successful. Ameren is in the process of developing contingency plans to address potential risks, including risks of vendor/trading partners noncompliance, as well as noncompliance of any of the Registrant's material operating systems. The first operational contingency plan addressing power grid issues is expected to be completed by the end of the first quarter 1999. Contingency plans related to the business areas are expected to be completed by the end of the second quarter 1999. At this time, the Registrant is unable to predict the ultimate impact, if any, of the Year 2000 Issue on the Registrant's financial condition, results of operations or liquidity; however, the impact could be material.

CONTINGENCIES

See Note 10 - Commitments and Contingencies and Note 2 - Regulatory Matters under Notes to Financial Statements for material issues existing at December 31, 1998.

MARKET RISK RELATED TO FINANCIAL INSTRUMENTS AND COMMODITY INSTRUMENTS

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. The following discussion of Ameren's, including AmerenCIPS', risk management activities includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Ameren handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates with its issuance of long-term and short-term variable-rate debt, fixed-rate debt, commercial paper and auction market preferred stock. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If market rates increase 1% in 1999 as compared to 1998, the Registrant's interest expense would increase and net income would decrease by approximately $1 million. This amount has been determined using the assumptions that the Registrant's outstanding variable-rate debt, commercial paper and auction market preferred stock as of December 31, 1998, continued to be outstanding throughout 1999, and that the average interest rates for these instruments increased 1% over 1998. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas and fuel and purchased power. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has a Purchased Gas Adjustment Clause (PGA) in place. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas.

Since the Registrant does not have a provision similar to the PGA for its electric operations, the Registrant has entered into several long-term contracts with various suppliers to purchase coal to manage its exposure to fuel prices. (See Note 10 - Commitments and Contingencies under Notes to Financial Statements for further information.) With regard to the Registrant's exposure to commodity risk for purchased power, Ameren has established a subsidiary, AmerenEnergy, Inc., whose primary responsibility includes managing market risks associated with the changing market prices for purchased power for the Registrant.

AmerenEnergy utilizes several techniques to mitigate its market risk for purchased power, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on or derived from the value of some underlying asset. The derivative financial instruments that AmerenEnergy is allowed to utilize (which include forward contracts and futures contracts) are dictated by a risk management policy, which has been reviewed with the Auditing Committee of Ameren's Board of Directors. Compliance with the risk management policy is the responsibility of a risk management steering committee, consisting of Ameren officers and an independent risk management officer at AmerenEnergy.

As of December 31, 1998, the fair value of derivative financial instruments exposed to commodity price risk was immaterial. The Registrant expects an increase in the derivative financial instruments used to manage risk in 1999 due to expected growth at AmerenEnergy.

ACCOUNTING MATTERS

In its November 19, 1998 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) reached a consensus on EITF Issue 98-10, "Accounting for Energy Trading and Risk Management Activities." EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or non-trading. Furthermore, transactions that are determined to be trading activities would be recognized on the balance sheet measured at fair value, with gains and losses included in earnings. EITF 98-10 includes factors or indicators to consider when determining if a transaction is a trading or non-trading activity. EITF 98-10 will be effective beginning in 1999. Currently, AmerenEnergy enters into contracts for the sale and purchase of energy on behalf of the Registrant. These transactions are considered a non-trading activity and are accounted for using the accrual or settlement method, which represents industry practice. Should any of AmerenEnergy's future activities be considered trading activities based on the indicators provided in EITF 98-10, the related transaction may need to be measured at fair value and recognized in the balance sheet, with a gain or loss included in earnings. EITF 98-10 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption. Many of the provisions of EITF 98-10 will likely be superceded by Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" (see below).

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application is encouraged. SFAS 133 cannot be applied retroactively. At this time, the Registrant is unable to determine the impact of SFAS 133 on its financial position or results of operations upon adoption.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs, which are currently expensed by the Registrant, may be capitalized and amortized over some future period. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption.

EFFECTS OF INFLATION AND CHANGING PRICES

The Registrant's rates for retail electric and gas service are regulated by Illinois Commerce Commission. Non-retail electric rates are regulated by the FERC.

The current replacement cost of the Registrant's utility plant substantially exceeds its recorded historical cost. Under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical costs through depreciation might not be adequate to replace plants in future years. Regulatory practice has been modified for the Registrant's generation portion of its business (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information).

The cost of fuel for electric generation, which was previously reflected in billings to customers through a fuel adjustment clause, has been added to base rates as provided for in the Law (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information). Changes in gas costs are generally reflected in billings to customers through a purchased gas adjustment clause.

Inflation continues to be a factor affecting operations, earnings, stockholders' equity and financial performance.

SAFE HARBOR STATEMENT

Statements made in this report which are not based on historical facts, are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance and the Year 2000 Issue. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. Factors include, but are not limited to, the effects of regulatory actions; changes in laws and other governmental actions; competition; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant performance; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required to be reported by this item is included under "Market Risk Related to Financial Instruments and Commodity Instruments" in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" under Item 7 herein.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------





To the Board of Directors and Shareholders of Central Illinois Public Service Company


In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)(1) on Page 37 present fairly, in all material respects, the financial position of Central Illinois Public Service Company at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Central Illinois Public Service Company for the year ended December 31, 1997 were audited by other independent accountants whose report dated January 31, 1997 expressed an unqualified opinion on those statements.






/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 4, 1999

ITEM    8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                     ---------------------------------------
                                  BALANCE SHEET
                                  -------------
                      (Thousands of Dollars, Except Shares)


                                                                     December 31,      December 31,
ASSETS                                                                   1998              1997
------                                                                   ----              ----
Property and plant, at original cost:
   Electric                                                           $2,381,682        $2,311,364
   Gas                                                                   259,656           249,499
                                                                   --------------      ------------
                                                                       2,641,338         2,560,863
   Less accumulated depreciation and amortization                      1,192,108         1,132,591
                                                                   --------------      ------------
                                                                       1,449,230         1,428,272
Construction work in progress                                             16,220            59,531
                                                                   --------------      ------------
         Total property and plant, net                                 1,465,450         1,487,803
                                                                   --------------      ------------

Other assets                                                              31,904            30,476

Current assets:
   Cash and cash equivalents                                              10,180            28,140

   Accounts receivable - trade (less allowance for doubtful
         accounts of $1,714 and $1,200, respectively)                     44,494            67,495
   Unbilled revenue                                                       53,120            31,708
   Other accounts and notes receivable                                    16,486             7,760
   Materials and supplies, at average cost -
      Fossil fuel                                                         38,102            24,919
      Gas stored underground                                              12,689            14,275
      Other                                                               36,047            32,334
   Other                                                                   8,214            10,537
                                                                   --------------      ------------
         Total current assets                                            219,332           217,168
                                                                   --------------      ------------
Regulatory assets:
   Deferred income taxes                                                  24,797            28,052
   Other                                                                  22,914            25,208
                                                                   --------------      ------------
         Total regulatory assets                                          47,711            53,260
                                                                   --------------      ------------
TOTAL ASSETS                                                          $1,764,397        $1,788,707
                                                                   ==============      ============

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value, authorized 45,000,000 shares -
     outstanding 25,452,373 shares                                      $120,033          $121,282
   Retained earnings                                                     455,337           451,477
                                                                   --------------      ------------
         Total common stockholder's equity                               575,370           572,759
   Preferred stock not subject to mandatory redemption (Note 5)           80,000            80,000
   Long-term debt (Note 7)                                               528,446           558,474
                                                                   --------------      ------------
         Total capitalization                                          1,183,816         1,211,233
                                                                   --------------      ------------

Current liabilities:
   Current maturity of long-term debt                                     60,000             9,000
   Short-term debt                                                        46,700            64,966
   Accounts and wages payable                                             61,609            89,362
   Accumulated deferred income taxes                                      21,386            20,285
   Taxes accrued                                                          13,201            15,869
   Other                                                                  34,454            21,937
                                                                   --------------      ------------
         Total current liabilities                                       237,350           221,419
                                                                   --------------      ------------
Commitments and Contingencies (Notes 2 and 10)
Accumulated deferred income taxes                                        234,119           237,629
Accumulated deferred investment tax credits                               34,657            40,369
Regulatory liability                                                      39,621            48,587
Other deferred credits and liabilities                                    34,834            29,470
                                                                   ==============      ============
TOTAL CAPITAL AND LIABILITIES                                         $1,764,397        $1,788,707
                                                                   ==============      ============


See Notes to Financial Statements.

                                       19


                    CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                    ---------------------------------------
                               STATEMENT OF INCOME
                               -------------------
                             (Thousands of Dollars)

                                                              December 31,   December 31,  December 31,
For the year ended                                                1998          1997         1996
                                                                  ----          ----         ----

OPERATING REVENUES:
   Electric                                                    $ 721,918    $ 700,517    $ 725,750
   Gas                                                           125,506      151,558      155,352
                                                               ---------    ---------     --------
    Total operating revenues                                     847,424      852,075      881,102


OPERATING EXPENSES:
   Operations
      Fuel and purchased power                                   230,085      242,256      274,215
      Gas                                                         69,350       97,226       96,228
      Other                                                      179,477      160,201      145,332
                                                               ---------    ---------     --------
                                                                 478,912      499,683      515,775
    Maintenance                                                   71,542       75,652       61,458
    Depreciation and amortization                                 74,323       82,689       81,853
    Income taxes                                                  45,769       33,661       47,693
    Other taxes                                                   56,834       57,895       57,792
                                                               ---------    ---------     --------
      Total operating expenses                                   727,380      749,580      764,571

Operating Income                                                 120,044      102,495      116,531


OTHER INCOME AND DEDUCTIONS:
   Allowance for equity funds used during
      Construction                                                    16          783          378
   Miscellaneous, net                                               (955)      (3,800)      (2,245)
                                                               ---------    ---------     --------
      Total other income and deductions                             (939)      (3,017)      (1,867)


Income Before Interest Charges                                   119,105       99,478      114,664

INTEREST CHARGES:
   Interest                                                       40,039       36,791        37,754
   Allowance for borrowed funds used during construction          (1,081)        (786)         (483)
                                                               ---------    ---------     ---------
      Net interest charges                                        38,958       36,005        37,271

Income Before Extraordinary Charge                                80,147       63,473        77,393
                                                               ---------    ---------     ---------

Extraordinary Charge, net of income taxes (Note 2)                   --       (24,853)          --
                                                               ---------    ---------     ---------

NET INCOME                                                        80,147       38,620        77,393
                                                               ---------    ---------     ---------

Preferred Stock Dividends                                          3,745        3,715         3,721
                                                               ---------    ---------     ---------

NET INCOME AFTER PREFERRED
       STOCK DIVIDENDS                                         $  76,402     $  34,905    $  73,672
                                                                ==========    =========    =========


See Notes to Financial Statements.




                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                     ---------------------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                             (Thousands of Dollars)


                                                        December 31,   December 31   December 31,
For the year ended                                          1998         1997           1996
                                                            ----         ----           ----
Cash Flows From Operating:
   Income before extraordinary charge                  $  80,147       $  63,473     $  77,393
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     74,323          82,689        81,853
        Allowance for funds used during construction      (1,097)         (1,569)         (861)
        Deferred income taxes, net                       (10,801)         (1,686)        1,600
        Deferred investment tax credits, net              (5,712)         (8,516)       (3,349)
        Changes in assets and liabilities:
           Receivables, net                               (7,137)         (2,076)      (12,079)
           Materials and supplies                        (15,310)          2,249        18,877
           Regulatory assets - other                       2,294         (50,693)      (44,903)
           Accounts and wages payable                    (27,753)         16,840         2,411
           Taxes accrued                                  (2,668)          1,926         2,788
           Other, net                                     37,058         (21,922)       13,609
                                                        --------        --------      --------
Net Cash Provided By Operating Activities                123,344          80,715       137,339

Cash Flows From Investing:
   Construction expenditures                             (68,848)       (115,551)     (106,601)
   Allowance for funds used during construction            1,097           1,569           861
   Other                                                     --            3,182        25,874
                                                        --------        --------      --------
Net Cash Used In Investing Activities                    (67,751)       (110,800)      (79,866)

Cash Flows From Financing:
   Dividends on common stock                             (72,285)        (43,300)      (62,950)
   Dividends on preferred stock                           (4,002)         (3,638)       (3,637)
   Redemptions -
      Short-term debt                                    (18,266)            --            --
      Long-term debt                                     (64,000)        (64,000)          --
   Issuances -
      Short-term debt                                       --             7,198         9,847
      Long-term debt                                      85,000         152,000           --
                                                        --------        --------      --------
Net Cash Provided By (Used In) Financing Activities      (73,553)         48,260       (56,740)

Net Change In Cash And Cash Equivalents                  (17,960)         18,175           733
Cash And Cash Equivalents At Beginning Of Year            28,140           9,965         9,232
                                                        --------        --------      --------
Cash And Cash Equivalents At End Of Year               $  10,180       $  28,140     $   9,965
==============================================================================================
Cash paid during the periods:
----------------------------------------------------------------------------------------------
   Interest (net of amount capitalized)                $  40,269       $  35,363     $  36,512
   Income taxes                                        $  61,953       $  36,763     $  50,960
----------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
An extraordinary charge to earnings was recorded in the fourth quarter of 1997 for the write-off of generation-related regulatory assets and liabilities of the Registrant's retail electric business as a result of electric industry restructuring legislation enacted in Illinois in December 1997. The write-off reduced earnings $25 million, net of income taxes. See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.

See Notes to Financial Statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                     ---------------------------------------


STATEMENT OF RETAINED EARNINGS
(Thousands of Dollars)

-----------------------------------------------------------------------------------
Year Ended December 31,
                                           1998             1997            1996
-----------------------------------------------------------------------------------
Balance at Beginning of Period           $451,477         $459,942        $449,137
-----------------------------------------------------------------------------------
  Add:
  Net income                               80,147           38,620          77,393
-----------------------------------------------------------------------------------
                                          531,624          498,562         526,530
-----------------------------------------------------------------------------------
  Deduct:
  Common stock cash dividends              72,285           43,300          62,950
  Preferred stock cash dividends            4,002            3,785           3,638
-----------------------------------------------------------------------------------
                                           76,287           47,085          66,588
-----------------------------------------------------------------------------------
 Balance at End of Period                $455,337         $451,477        $459,942
-----------------------------------------------------------------------------------







SELECTED QUARTERLY INFORMATION  (Unaudited)
(Thousands of Dollars)

----------------------------------------------------------------------------------------------
                                 Operating        Operating         Net        Net Income
                                 Revenues          Income          Income     (Loss) After
Quarter Ended                                                      (Loss)       Preferred
                                                                              Stock Dividends
----------------------------------------------------------------------------------------------
March 31, 1998                    199,515          21,732          12,118         11,134
March 31, 1997                    220,692          22,528          14,366         13,453
June 30, 1998                     214,829          28,429          19,349         18,468
June 30, 1997                     190,931          21,713          11,830         10,902
September 30, 1998  <F1>          246,675          50,623          39,672         38,736
September 30, 1997                224,245          42,923          32,756         31,816
December 31, 1998                 186,405          19,260           9,008          8,064
December 31, 1997  <F2>           216,207          15,331         (20,332)       (21,266)
----------------------------------------------------------------------------------------------

<F1> The third quarter of 1998  included a  nonrecurring  charge  related to the targeted  separation  plan,  which  reduced net income $4 million.  See Note 3 -
Targeted Separation Plan under Notes to Financial Statements for further information.
<F2> The  fourth quarter  of 1997 included  merger costs of  $5 million  and  an extraordinary charge of $25 million, net of income taxes (see Note 3 -Regulatory
Matters under Notes to Financial Statements for further information).

Other changes in quarterly earnings are due to the effect of weather on sales and other factors that are characteristic of public utility operations.


See Notes to Financial Statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

Central Illinois Public Service Company (AmerenCIPS or the Registrant) is a wholly-owned subsidiary of Ameren Corporation (Ameren), which is the parent company of two utility operating companies, the Registrant and Union Electric Company (AmerenUE). Ameren is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) formed in December 1997 upon the merger of CIPSCO Incorporated (the Registrant's former parent) and AmerenUE (the Merger). Both Ameren Corporation and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Illinois and Missouri. Contracts among the companies--dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company. The Registrant serves 400,000 electric and 175,000 gas customers in a 20,000 square-mile region of central and southern Illinois.

The Registrant also has a 20% interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and operates an electric generating and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

Regulation
In addition to the SEC, the Registrant is regulated by the Illinois Commerce Commission (ICC) and the FERC. The accounting policies of the Registrant conform to generally accepted accounting principles (GAAP). See Note 2 Regulatory Matters for further information.

Property and Plant
The cost of additions to and betterments of units of property and plant is capitalized. Cost includes labor, material, applicable taxes and overheads. An allowance for funds used during construction is also added for the Registrant's regulated assets, and interest incurred during construction is added for non-regulated assets. Maintenance expenditures and the renewal of items not considered units of property are charged to income as incurred. When units of depreciable property are retired, the original cost and removal cost, less salvage value, are charged to accumulated depreciation.

Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis. The provision for depreciation in 1998, 1997, and 1996 was approximately 3% of the average depreciable cost.

Fuel and Gas Costs
The cost of fuel for electric generation is reflected in base rates with no provision for changes to be made through a fuel adjustment clause. (See Note 2 - Regulatory Matters for further information.) In 1997 and 1996, changes in fuel costs were generally reflected in billings to electric customers through the fuel adjustment clause. Changes in gas costs are generally reflected in billings to gas customers through a purchased gas adjustment clause.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and temporary investments purchased with an original maturity of three months or less.

Income Taxes
The Registrant is included in the consolidated federal income tax return filed by Ameren. Income taxes are allocated to the individual companies based on their respective taxable income or loss. Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates expected to be in effect when the temporary differences reverse.

Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the related properties.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFC) is a utility industry accounting practice whereby the cost of borrowed funds and the cost of equity funds (preferred and common stockholders' equity) applicable to the Registrant's regulated construction program are capitalized as a cost of construction. AFC does not represent a current source of cash funds. This accounting practice offsets the effect on earnings of the cost of financing current construction, and treats such financing costs in the same manner as construction charges for labor and materials.

Under accepted ratemaking practice, cash recovery of AFC, as well as other construction costs, occurs when completed projects are placed in service and reflected in customer rates. The AFC rates used were 6% during 1998 and 8% during 1997 and 1996.

Unamortized Debt Discount, Premium and Expense
Discount, premium, and expense associated with long-term debt are amortized over the lives of the related issues.

Revenue
The Registrant accrues an estimate of electric and gas revenues for service rendered but unbilled at the end of each accounting period.

Evaluation of Assets for Impairment
Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" prescribes general standards for the recognition and measurement of impairment losses. The Registrant determines if long-lived assets are impaired by comparing their undiscounted expected future cash flows to their carrying amount. An impairment loss is recognized if the undiscounted expected future cash flows are less than the carrying amount of the asset. SFAS 121 also requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings (see Note 2 - Regulatory Matters for further information). As of December 31, 1998, no impairment was identified.

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

Reclassifications
Certain reclassifications have been made to prior-years financial statements to conform with 1998 reporting.

NOTE 2 - Regulatory Matters

In June 1998, the Registrant filed a request with the ICC to increase rates for natural gas service. In February 1999, the ICC approved an $8 million annual rate increase. The rate increase became effective in February 1999.

In 1998, the Registrant joined a group of ten other companies which support the formation of the Midwest Independent System Operator (Midwest ISO). An ISO operates, but does not own, transmission systems and maintains system reliability and security while alleviating pricing issues associated with the "pancaking" of rates. The Midwest ISO would be regulated by FERC. The FERC conditionally approved the Midwest ISO in September 1998, and it is expected to be operational by the year 2001. The Midwest ISO covers eight states and represents portions of 40,000 miles of transmission line and 62,000 megawatts of electric power. Collectively, the member companies serve more than seven million customers.

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois.

Under the Law, retail direct access, which allows customers to choose their electric generation supplier, will be phased in over several years. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002.

The Law includes a 5% electric rate decrease for the Registrant's residential customers, effective August 1, 1998. This rate decrease reduced electric revenues by approximately $5 million in 1998 and is expected to reduce electric revenues by approximately $11 million annually thereafter, based on estimated levels of sales and assuming normal weather conditions. The Registrant may be subject to additional 5% residential electric rate decreases in each of 2000 and 2002 to the extent its rates exceed the Midwest utility average at that time. The Registrant's rates are currently below the Midwest utility average.

As a result of the Law, the Registrant filed a proposal with the ICC to eliminate the electric fuel adjustment clause for Illinois retail customers, thereby including a historical level of fuel costs in base rates. The ICC approved the Registrant's filing in March 1998.

The Law contains a provision requiring one-half of excess earnings from the Illinois regulated jurisdiction for the years 1998 through 2004 to be refunded to the Registrant's customers. Excess earnings are defined as the excess of the two-year average annual rate of return on common equity over the two-year average of the average monthly yields of the 30-year U.S. Treasury bonds, plus prescribed percentages ranging from 5.5% to 6.5%. Filings must be made with the ICC on or before March 31 of each year 2000 through 2005. At this time, the Registrant is unable to determine the impact of this provision on its future financial condition, results of operations or liquidity.

Other provisions of the Law include (1) potential recovery of a portion of strandable costs, which represent costs which would not be recoverable in a restructured environment, through a transition charge collected from customers who choose another electric supplier; (2) a mechanism to securitize certain future revenues; (3) a requirement to file a delivery service tariff in March 1999 for customers who choose alternative suppliers; and (4) a provision relieving the Registrant of the requirement to file an electric rate case or alternative regulatory plan following the consummation of the Merger to reflect the effects of net merger savings.

The Registrant's accounting policies and financial statements conform to GAAP applicable to rate-regulated enterprises and reflect the effects of the rate-making process in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Such effects concern mainly the time at which various items enter into the determination of net income in order to follow the principle of matching costs and revenues. For example, SFAS 71 allows the Registrant to record certain assets and liabilities (regulatory assets and regulatory liabilities) which are expected to be recovered or settled in future rates and would not be recorded under GAAP for non-regulated entities. In addition, reporting under SFAS 71 allows companies whose service obligations and prices are regulated to maintain assets on their balance sheets representing costs they reasonably expect to recover from customers, through inclusion of such costs in future rates. SFAS 101, "Accounting for the Discontinuance of Application of FASB Statement No. 71," specifies how an enterprise that ceases to meet the criteria for application of SFAS 71 for all or part of its operations should report that event in its financial statements. In general, SFAS 101 requires that the enterprise report the discontinuance of SFAS 71 by eliminating from its balance sheet all regulatory assets and liabilities related to the applicable portion of the business that no longer meets SFAS 71 criteria. At its July 24, 1997 meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) concluded that application of SFAS 71 accounting should be discontinued once sufficiently detailed deregulation legislation is issued for a separable portion of a business for which a plan of deregulation has been established. However, the EITF further concluded that regulatory assets associated with the deregulated portion of the business, which will be recovered through tariffs charged to customers of a regulated portion of the business, should be associated with the regulated portion of the business from which future cash recovery is expected (not the portion of the business from which the costs originated), and can therefore continue to be carried on the regulated entity's balance sheet to the extent such assets are recoverable. In addition, SFAS 121 establishes accounting standards for the impairment of long-lived assets (see Note 1 - Summary of Significant Accounting Policies for further information).

Due to the enactment of the Law, prices for the retail supply of electric generation are expected to transition from cost-based, regulated rates to rates determined in large part by competitive market forces in the state of Illinois. As a result, the Registrant discontinued application of SFAS 71 for its generating business (i.e., the portion of the Registrant's business related to the supply of electric energy) in the fourth quarter of 1997. The Registrant has evaluated the impact of the Law on the future recoverability of its regulatory assets and liabilities related to the generation portion of its business and has determined that it is not probable that such assets and liabilities will be recovered through cash flows from the regulated portion of its business. Accordingly, the Registrant's generation-related regulatory assets and liabilities of its retail electric business were written off in the fourth quarter of 1997, resulting in an extraordinary charge to earnings of $25 million, net of income taxes. These regulatory assets and liabilities included previously incurred costs originally expected to be collected/refunded in future revenues, such as fuel contract restructuring costs, costs associated with an abandoned scrubber at a fossil fuel plant, and income tax-related regulatory assets and liabilities. In addition, the Registrant has evaluated whether the recoverability of the costs associated with its remaining net generation-related assets has been impaired as defined under SFAS 121. The Registrant has concluded that impairment, as defined under SFAS 121, does not exist and that no plant write-downs are necessary at this time. At December 31, 1998, the Registrant's net investment in generation facilities approximated $625 million and was included in electric plant in-service on the Registrant's balance sheet.

The provisions of the Law could also result in lower revenues, reduced profit margins and increased costs of capital and operations expense. At this time, the Registrant is unable to determine the impact of the Law on its future financial condition, results of operations or liquidity.

In accordance with SFAS 71, the Registrant has deferred certain costs pursuant to actions of its regulators, and is currently recovering such costs in electric rates charged to customers.


At December 31, the Registrant had recorded the following  regulatory assets and regulatory liability:
-------------------------------------------------------------------------------
(in millions)                                          1998              1997
-------------------------------------------------------------------------------
Regulatory Assets:
  Income taxes                                          $25               $28
  Unamortized loss on reacquired debt                     8                 6
  Other                                                  15                19
-------------------------------------------------------------------------------
Regulatory Assets                                       $48               $53
-------------------------------------------------------------------------------
Regulatory Liability:
  Income taxes                                          $40               $49
-------------------------------------------------------------------------------
Regulatory Liability                                    $40               $49
-------------------------------------------------------------------------------

Income Taxes:  See Note 8 - Income Taxes.
Unamortized Loss on Reacquired Debt: Represents losses related to refunded debt. These amounts are being amortized over the lives of the related new debt issues or the remaining lives of the old debt issues if no new debt was issued.

The Registrant continually assesses the recoverability of its regulatory assets. Under current accounting standards, regulatory assets are written off to earnings when it is no longer probable that such amounts will be recovered through future revenues.

In April 1996, the FERC issued Order 888 and Order 889 related to the industry's wholesale electric business. In January 1998, Ameren filed a combined open access tariff that conforms to the FERC's orders.

NOTE 3 - Targeted Separation Plan

In July 1998, Ameren offered separation packages to employees whose positions were eliminated through a targeted separation plan (TSP). During the third quarter of 1998, a nonrecurring, pre-tax charge of $7 million was recorded, which reduced earnings $4 million, representing the Registrant's share of costs incurred to implement the TSP. The remaining liability associated with the TSP at December 31, 1998, was $3 million.

NOTE 4 - Concentration of Risk

Market Risk
The Registrant engages in price risk management activities related to electricity. In addition to buying and selling these commodities, the Registrant uses derivative financial instruments to manage market risks and reduce exposure resulting from fluctuations in interest rates and the prices of electricity. Derivative instruments used include futures and forward contracts. The use of these types of contracts allows the Registrant to manage and hedge its contractual commitments and reduce exposure related to the volatility of commodity market prices.

Credit Risk
Credit risk represents the accounting loss that would be recognized if counterparties fail to perform as contracted. New York Mercantile Exchange (NYMEX) traded futures contracts are guaranteed by NYMEX and have nominal credit risk. On all other transactions, the Registrant is exposed to credit risk in the event of nonperformance by the counterparties in the transaction.

The Registrant's financial instruments subject to credit risk consist primarily of trade accounts receivable and forward contracts. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising the Registrant's customer base. The Registrant's revenues are primarily derived from sales of electricity and natural gas to customers in Illinois. For each counterparty in forward contracts, the Registrant analyzes the counterparty's financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis.

NOTE 5 - Preferred Stock

At December 31, 1998 and 1997, AmerenCIPS had 4.6 million shares of authorized preferred stock. There were 2 million shares of cumulative preferred and 2.6 million shares of preferred without par value (aggregate stated value not to exceed $65 million) authorized.


Outstanding   preferred  stock  is  entitled  to  cumulative  dividends  and  is redeemable at the redemption prices shown below:
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Preferred Stock Not Subject to Mandatory Redemption:
(in millions)
-----------------------------------------------------------------------------------------
                                            Redemption Price              December 31,
                                              (per share)           1998          1997
Par value $100 Series--
4.00% Series - 150,000 shares                 $101.00                $15           $15
4.25% Series - 50,000 shares                   102.00                  5             5
4.90% Series - 75,000 shares                   102.00                  8             8
4.92% Series - 50,000 shares                   103.50                  5             5
5.16% Series - 50,000 shares                   102.00                  5             5
1993 Auction  - 300,000 shares                 100.00 - note(a)       30            30
6.625% Series - 125,000 shares                 100.00                 12            12
-----------------------------------------------------------------------------------------
Total Preferred Stock Not
Subject to Mandatory Redemption                                      $80           $80
-----------------------------------------------------------------------------------------

(a) Dividend rates, and periods during which such rates apply, vary depending on the Registrant's selection of certain defined dividend period lengths. The average dividend rate during 1998 was 4.04%.

-----------------------------------------------------------------------------------------

NOTE 6 - Short-Term Borrowings

Short-term borrowings of the Registrant consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10-45 days). At December 31, 1998 and 1997, $47 million and $65 million of short-term borrowings were outstanding, respectively. The weighted average interest rates on borrowings outstanding at December 31, 1998 and 1997 were 4.9% and 6.3%, respectively.

At December 31, 1998, the Registrant had committed bank lines of credit aggregating $80 million (all of which was unused and $33 million was available) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options. These lines of credit are renewable annually at various dates throughout the year.

NOTE 7 - Long-Term Debt



Long-term debt outstanding at December 31, was:
--------------------------------------------------------------------------------
(in millions)                                         1998               1997
--------------------------------------------------------------------------------
First Mortgage Bonds  - note (a)
--------------------------------------------------------------------------------
 8 1/2% Series W paid in 1998                        $   -              $  33
 7 1/8% Series W due 1999                               50                 50
 6.00% Series Z due 2000                                25                 25
 6.73% Series 1997-2 due 2001                           20                 20
 6 3/4% Series Y due 2002                               23                 23
 6 3/8% Series Z due 2003                               40                 40
 6.49% Series 1995-1 due 2005                           20                 20
 7.05% Series 1997-2 due 2006                           20                 20
 7 1/2% Series X due 2007                               50                 50
 7.61% Series 1997-2 due 2017                           40                 40
 6.125% Series due 2028                                 60                  -
 Other  5.375% - 6.99% due 1999 through 2008            60                 45
--------------------------------------------------------------------------------
                                                      $408               $366
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Pollution Control Loan Obligations
--------------------------------------------------------------------------------
  1990 Series B 7.60% due 2013                          32                 32
  1990 Series A 7.60% due 2014                          20                 20
  1993 Series C-1  due 2026 - note (b)                  35                 35
  1993 Series C-2  due 2026 - note (c)                  25                 25
  1993 Series A 6 3/8% due 2028                         35                 35
  Other 3.785% - 5.90% due 2028                         35                 35
--------------------------------------------------------------------------------
                                                      $182               $182
--------------------------------------------------------------------------------
Unsecured Loans                                          -                 21
--------------------------------------------------------------------------------
Unamortized Discount and Premium on Debt                (2)                (2)
--------------------------------------------------------------------------------
Maturities Due Within One Year                         (60)                (9)
--------------------------------------------------------------------------------
Total Long-Term Debt                                  $528               $558
--------------------------------------------------------------------------------
(a) At  December  31,  1998,  substantially  all of the  property  and plant was mortgaged under, and subject to liens of, the respective  indentures pursuant to which the bonds were issued.
(b) The interest rate for the year 1998 was 3.90%. Since  August  15,  1998, the actual  interest rates vary since the bonds are currently in the weekly interest rate mode.  Interest rate modes can be changed by the  Registrant  at the end of any interest rate mode period
(c) The interest rate for the year  1998 was  5.70%.  These bonds are in a long-
term interest rate mode until August 15, 2003.


Maturities of long-term debt through 2003 are as follows:
------------------------------------------------------------------------
(in millions)                                           Principal Amount
------------------------------------------------------------------------
                                      1999                     $60
                                      2000                      35
                                      2001                      30
                                      2002                      33
                                      2003                      45
------------------------------------------------------------------------

Also, Ameren has a bank credit agreement due 2003, which permits the borrowing of up to $200 million on a long-term basis. This credit agreement is available to Ameren and its subsidiaries, including the Registrant. As of December 31, 1998, $190 million was available for the Registrant's use.

NOTE 8 - Income Taxes

Total income tax expense for 1998 resulted in an effective tax rate of 36% on earnings before income taxes (35% in 1997 and 38% in 1996).


Principal reasons such rates differ from the statutory federal rate:
-------------------------------------------------------------------------------
                                                   1998         1997       1996
-------------------------------------------------------------------------------
Statutory federal income                            35%          35%        35%
  tax rate

Increases (Decreases) from:
  Depreciation Differences                          (3)           -          -
  Amortization of Investment Tax Credit             (2)          (3)        (3)
  State tax                                          5            5          5
  Other                                              1           (2)         1
-------------------------------------------------------------------------------
Effective income tax rate                           36%          35%        38%
-------------------------------------------------------------------------------

Income tax expense components:
-------------------------------------------------------------------------------
(in millions)                                      1998         1997       1996
-------------------------------------------------------------------------------
Taxes currently payable (principally
  federal):
Included in operating expenses                    $ 60          $39        $54
-------------------------------------------------------------------------------
                                                  $ 60          $39        $54
-------------------------------------------------------------------------------

Deferred taxes (principally federal):
Included in operating expenses--
     Depreciation differences                     $(10)         $(4)       $ -
     Other                                          (1)           2         (3)
-------------------------------------------------------------------------------
                                                  $(11)         $(2)        (3)
-------------------------------------------------------------------------------

Deferred investment tax credits,
  amortization
Included in operating expenses                   $ (3)          $(3)        (3)
-------------------------------------------------------------------------------
Total income tax expense                         $ 46           $34        $48
-------------------------------------------------------------------------------

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

The Registrant adjusts its deferred tax liabilities for changes enacted in tax laws or rates. Recognizing that regulators will probably reduce future revenues for deferred tax liabilities initially recorded at rates in excess of the current statutory rate; reductions in the deferred tax liability were credited to the regulatory liability.


Temporary  differences  gave  rise to the  following  deferred  tax  assets  and deferred tax liabilities at December 31:
--------------------------------------------------------------------------------
(in millions)                                              1998           1997
--------------------------------------------------------------------------------
Accumulated Deferred Income Taxes:
  Accelerated Depreciation                                 $228           $235
  Capitalized taxes and expenses                             87             96
  Regulatory liabilities, net                               (32)           (42)
  Prepayments                                               (27)           (32)
  Other                                                       -              1
--------------------------------------------------------------------------------
Total net accumulated deferred income tax liabilities      $256           $258
--------------------------------------------------------------------------------

NOTE 9 - Retirement Benefits

In 1998, the Registrant adopted SFAS 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which resulted in revisions to the 1997 and 1996 information previously reported.

The Registrant has defined-benefit retirement plans covering substantially all employees of AmerenCIPS as well as certain employees of Ameren Services Company. Benefits are based on the employees' years of service and compensation. The Registrant's plans are funded in compliance with income tax regulations and federal funding requirements.

Pension costs for the years 1998, 1997 and 1996 were $9 million, $5 million and $4 million, respectively, of which approximately 19% in 1998 and 15% in 1997 and 1996 was charged to construction accounts.

In 1998, the Registrant changed its measurement date for valuation of plan assets and liabilities to December 31. 1997 amounts have been restated to conform to the new date.


Funded Status of Pension Plans:
--------------------------------------------------------------------------------
 (in millions)                                         1998              1997
--------------------------------------------------------------------------------
Change in benefit obligation
  Net benefit obligation at beginning of year          $249              $214
  Service cost                                            8                 7
  Interest cost                                          17                16
  Amendments                                              5                 -
  Actuarial loss                                          8                19
  Special termination benefit charge                      5                 -
  Benefits paid                                         (31)               (7)
--------------------------------------------------------------------------------
  Net benefit obligation at end of year                 261               249

Change in plan assets *
  Fair value of plan assets at beginning of year        319               265
  Actual return on plan assets                           38                52
  Employer contributions                                  5                 9
  Benefits paid                                         (31)               (7)
--------------------------------------------------------------------------------
  Fair value of plan assets at end of year              331               319

Funded status - excess                                  (70)              (70)
Unrecognized net actuarial gain                          73                65
Unrecognized prior service cost                         (13)              (11)
Unrecognized net transition assets                        2                 3
--------------------------------------------------------------------------------
Prepaid pension cost at December 31                   $  (8)          $  (13)
--------------------------------------------------------------------------------
* Plan assets consist  principally of common and preferred stocks,  bonds, money market instruments and real estate.


Components of Net Periodic Benefit Cost:
---------------------------------------------------------------------------
(in millions)                            1998         1997          1996
---------------------------------------------------------------------------
Service cost                             $  8        $   7         $   7
Interest cost                              17           16            13
Expected return on plan assets            (22)         (19)          (16)
Amortization of Prior service cost          1            1             -
 Special termination benefit charge         5            -             -
---------------------------------------------------------------------------
Net periodic benefit cost                $  9         $  5          $  4
---------------------------------------------------------------------------


Weighted-average Assumptions for Actuarial Present Value
 of Projected Benefit Obligations:
----------------------------------------------------------------------------
                                                      1998            1997
----------------------------------------------------------------------------
Discount rate at measurement date                    6.75%            7.25%
Expected return on plan assets                       8.5%             8.5%
Increase in future compensation                        4%             4.5%
----------------------------------------------------------------------------

In addition to providing pension benefits, the Registrant provides certain health care and life insurance benefits for retired employees. The Registrant accrues the expected postretirement benefit costs during employees' years of service.

The Registrant's funding policy is to fund two Voluntary Employee Beneficiary Association trusts (VEBA) and the 401(h) account established within the Registrant's retirement income trust with the lesser of the net periodic cost or the amount deductible for federal income tax purposes. In 1998, the Registrant changed its measurement date for valuation of plan assets and liabilities to December 31. 1997 amounts have been restated to conform to the new date.

Postretirement benefit costs were $6 million for 1998, $12 million for 1997 and $16 million for 1996, of which approximately 20% was charged to construction accounts in 1998, 17% in 1997, and 15 % in 1996. AmerenCIPS' transition obligation at December 31, 1998 is being amortized over the next 14 years.

The ICC allows the recovery of postretirement benefit costs in rates to the extent that such costs are funded.


Funded Status of the Plans:
--------------------------------------------------------------------------------
 (in millions)                                          1998             1997
--------------------------------------------------------------------------------
Change in benefit obligation
  Net benefit obligation at beginning of year           $140             $139
  Service cost                                             3                4
  Interest cost                                           10               10
  Actuarial (gain)/loss                                    4               (9)
  Benefits paid                                           (5)              (4)
--------------------------------------------------------------------------------
  Net benefit obligation at end of year                  152              140

Change in plan assets *
  Fair value of plan assets at beginning of year         115               88
  Actual return on plan assets                            16               20
  Employer contributions                                   4               12
  401(h) transfer                                         (2)              (1)
  Benefits paid                                           (5)              (4)
--------------------------------------------------------------------------------
  Fair value of plan assets at end of year               128              115

Funded status - deficiency                                24               25
Unrecognized net actuarial gain                           58               63
Unrecognized net transition obligation                   (76)             (84)
--------------------------------------------------------------------------------
Postretirement benefit liability at December 31        $   6            $   4
--------------------------------------------------------------------------------
* Plan assets consist  principally of common and preferred stocks,  bonds, money market instruments and real estate.


Components of Net Periodic Benefit Cost:
--------------------------------------------------------------------------------
(in millions)                            1998           1997            1996
--------------------------------------------------------------------------------
Service cost                               $3             $4              $4
Interest cost                              10             10              11
Expected return on plan assets            (8)             (5)             (4)
Amortization of:
      Transition obligation                5               5               6
      Actuarial gain                      (4)             (2)             (1)
--------------------------------------------------------------------------------
Net periodic benefit cost                 $6             $12             $16
--------------------------------------------------------------------------------

Assumptions for the Obligation Measurements:
----------------------------------------------------------------------------
                                                      1998          1997
----------------------------------------------------------------------------
Discount rate at measurement date                     6.75%         7.25%
Expected return on plan assets                        8.5%          8.5%
Medical cost trend rate - initial                     5.75%         8.5%
                       - ultimate                     4.75%         5.5%
Ultimate medical cost trend rate expected in year     2000          2000
----------------------------------------------------------------------------

A 1% increase in the medical cost trend rate is estimated to increase the net periodic cost and the accumulated postretirement benefit obligation approximately $2 million and $22 million, respectively. A 1% decrease in the medical cost trend rate is estimated to decrease the net periodic cost and the accumulated postretirement benefit obligation approximately $2 million and $22 million, respectively.

NOTE 10 - Commitments and Contingencies

The Registrant is engaged in a capital program under which expenditures averaging approximately $123 million, including AFC, are anticipated during each of the next five years. This estimate includes expenditures that will be incurred by the Registrant to meet new air quality standards for ozone and particulate matter, as discussed later in this Note.

The Registrant has commitments for the purchase of coal under long-term contracts. Coal contract commitments, including transportation costs, for 1999 through 2003 are estimated to total $493 million. Total coal purchases, including transportation costs, for 1998, 1997 and 1996 were $189 million, $209 million and $217, respectively. The Registrant also has existing contracts with pipeline and natural gas suppliers to provide natural gas for distribution and electric generation. Gas-related contract commitments for 1999 through 2003 are estimated at $65 million. Total delivered natural gas costs were $69 million for 1998 and $97 million for both 1997 and 1996.

During 1996, the Registrant restructured its contract with one of its major coal suppliers. In 1997, the Registrant paid a $70 million restructuring payment to the supplier, which allowed it to purchase at market prices low-sulfur, non-Illinois coal through the supplier (in substitution for the high-sulfur Illinois coal the Registrant was obligated to purchase under the original contract); and would receive options for future purchases of low-sulfur, non-Illinois coal from the supplier through 1999 at set negotiated prices.

By switching to low-sulfur coal, the Registrant was able to discontinue operating a generating station scrubber. The benefits of the restructuring include lower cost coal, avoidance of significant capital expenditures to renovate the scrubber and elimination of scrubber operations and maintenance costs (offset by scrubber retirement expenses). The net benefits of restructuring are expected to exceed $100 million through 2007. In December 1996, the ICC entered an order approving the switch to non-Illinois coal, recovery of the restructuring payment plus associated carrying costs (Restructuring Charges) through the retail uniform fuel adjustment clause (FAC) over six years, and continued recovery in rates of the undepreciated scrubber investment plus costs of removal. Additionally, in May 1997 the FERC approved recovery of the wholesale portion of the Restructuring Charges through the wholesale FAC. As a result of the ICC and FERC orders, the Registrant classified the $72 million of the Restructuring Charges made to the coal supplier in February 1997 as a regulatory asset and, through December 1997, recovered approximately $10 million of the Restructuring Charges through the retail FAC and from wholesale customers.

A group of industrial customers filed with the Illinois Third District Appellate Court (the Court) in February 1997 an appeal of the December 1996 order of the ICC. In November, 1997, the Court reversed the ICC's December 1996 order, finding that the Restructuring Charges were not direct costs of fuel that may be recovered through the retail FAC, but rather should be considered as a part of a review of aggregate revenue requirements in a full rate case. Restructuring Charges allocated to wholesale customers (approximately $7 million) are not in question as a result of the opinion of the Court. In December 1997, the Registrant requested a rehearing by the Court; that request was denied. However, the Court did rule that all revenues collected under the retail FAC in 1997 would not have to be refunded to customers.

The Registrant filed an appeal with the Illinois Supreme Court. In December 1998, the Supreme Court issued its decision, reversing the Court's opinion and affirming the ICC's order. The Supreme Court held that the Restructuring Charges are recoverable through the retail FAC. No further proceedings are anticipated.

The recoverability of the Restructuring Charges under the retail FAC in Illinois was also impacted by the Law. Among other things, the Law provides utilities with the option to eliminate the retail FAC and limits the ability of utilities to file a full rate case for its aggregate revenue requirements. After evaluating the impact of the Law on the future recoverability of the Registrant's Restructuring Charges through future rates, the Registrant wrote off the unamortized balance of the Illinois retail portion of its Restructuring Charges as of December 31, 1997 ($34 million, net of income taxes). See Note 2 - Regulatory Matters for further information.

Under Title IV of the Clean Air Act Amendments of 1990, the Registrant is required to significantly reduce total annual sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions by the year 2000. By switching to low-sulfur coal, the Registrant anticipates that it can comply with the requirements of the Law without significant revenue increases because the related capital costs are largely offset by lower fuel costs.

In July 1997, the United States Environmental Protection Agency (EPA) issued final regulations revising the National Ambient Air Quality Standards for ozone and particulate matter. The new ambient standards may result in significant additional reductions in SO2 and NOx emissions from the Registrant's power plants. The new particulate matter standards may require SO2 reductions of up to 50% beyond that already required by Phase II acid rain control provisions of the 1990 Clean Air Act Amendments and could be required by 2007. The full details of these requirements are under study by the Registrant. At this time, the Registrant is unable to predict the ultimate impact of these revised air quality standards on its future financial condition, results of operations or liquidity.

In an attempt to lower ozone levels across the eastern United States, the EPA issued final regulations in September 1998 pertaining to NOx emissions from coal-fired boilers and other sources in 22 states, including Illinois (where all of the Registrant's coal-fired power plant boilers are located). Although reduction requirements in NOx emissions from the Registrant's coal-fired boilers are anticipated to exceed 75 percent from 1990 levels by the year 2003, it is not yet possible to determine the exact magnitude of the reductions required from the Registrant's power plants because each state has up to one year to develop a plan to comply with the EPA rule. The NOx emissions reductions already achieved on several of the Registrant's coal-fired power plants will help to reduce the costs of compliance with this regulation. However, preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the Registrant's units, as well as other additional controls.

Currently, the Registrant estimates that its additional capital expenditures to comply with the EPA's final regulations issued in September 1998 could range from $125 million to $175 million over the period from 1999 to 2002. Associated operations and maintenance expenditures could increase $5 million to $8 million annually, beginning in 2003. The Registrant will explore alternatives to comply with these new regulations in order to minimize, to the extent possible, its capital costs and operating expenses. The Registrant is unable to predict the ultimate impact of these standards on its future financial condition, results of operations or liquidity.

In November 1998, the United States signed an agreement with numerous other countries (the Kyoto Protocol) containing certain environmental provisions, which would require decreases in greenhouse gases in an effort to address the "global warming" issue. The Kyoto Protocol must be ratified by the United States Senate before provisions are effective for the United States. Until ratification is obtained, the Registrant is unable to predict what requirements, if any, will be adopted in this country; however, implementation of the Kyoto Protocol in its present form would likely result in significantly higher capital costs and operations and maintenance expenses by the Registrant. At this time, the Registrant is unable to determine the impact of these proposals on the Registrant's future financial condition, results of operations or liquidity.

As of December 31, 1998, the Registrant was designated as a potentially responsible party (PRP) by federal and state environmental protection agencies at three hazardous waste sites. Other hazardous waste sites have been identified for which the Registrant may be responsible but has not been designated a PRP.

Costs relating to studies and remediation and associated legal and litigation expenses at the sites located in Illinois are being accrued and deferred rather than expensed currently, pending recovery through rates. Through December 31, 1998, the total of the costs deferred, net of recoveries from insurers and through environmental adjustment clause rate riders approved by the ICC, was $12 million.

The ICC has instituted a reconciliation proceeding to review the Registrant's environmental remediation activities from 1993 through 1997 and to determine whether the revenues collected from customers under its environmental adjustment clause rate riders were consistent with the amount of remediation costs prudently and properly incurred. Amounts found to have been incorrectly included under the riders would be subject to refund. Rulings from the ICC are still pending with respect to these proceedings applicable to the years 1993 through 1996. The reconciliation proceedings relating to the Registrant's 1997 environmental remediation activities were commenced in April 1998, but have not yet been submitted to the ICC for a decision.

The Registrant continually reviews remediation costs that may be required for all of these sites. Any unrecovered environmental costs are not expected to have a material adverse effect on the Registrant`s financial position, results of operations or liquidity.

The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 filed unfair labor practice charges with the National Labor Relations Board (NLRB), relating to the legality of the 1993 lockout of both unions by AmerenCIPS. The NLRB issued complaints against AmerenCIPS concerning its lockout. Both unions sought, among other things, back pay and other benefits for the period of the lockout. At that time, the Registrant estimated the amount of back pay and other benefits for both unions to be approximately $17 million. In May 1996, an administrative law judge of the NLRB ruled that the lockout was unlawful. In July 1996, the Registrant appealed to the NLRB. In August 1998, a three-member panel of the NLRB reversed the administrative law judge's decision and ruled that the lockout was lawful. Both unions filed motions for review with the NLRB asking for reconsideration of this decision. In December 1998, the NLRB denied the unions' motions for reconsideration. Subsequently, in December 1998, the unions filed a joint motion for a rehearing of their motions for reconsideration. The Registrant continues to believe that the lockout was both lawful and reasonable and that the final resolution of the dispute will not have a material adverse effect on its financial position, results of operations or liquidity.

Certain employees of the Registrant are represented by the International Brotherhood of Electrical Workers and the International Union of Operating Engineers. These employees comprise approximately 70% of the Registrant's workforce. The collective bargaining agreements covering nearly all of these represented employees expire in July 1999. Preliminary discussions with these collective bargaining units are currently underway. At this time, the Registrant is unable to predict the impact of these negotiations on its future financial condition, results of operations or cash flows.

Regulatory changes enacted and being considered at the federal and state levels continue to change the structure of the utility industry and utility regulation, as well as encourage increased competition. At this time, the Registrant is unable to predict the impact of these changes on the Registrant's future financial condition, results of operations or liquidity. See Note 2 - Regulatory Matters for further information.

The Registrant is involved in other legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. The Registrant believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 11  - Fair Value of Financial Instruments

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

Long-Term Debt
The fair value is estimated based on the quoted market prices for same or similar issues or on the current rates offered to the Registrant for debt of comparable maturities.


Carrying amounts and estimated fair values of the Registrant's financial instruments at December 31:


                                            1998                    1997
--------------------------------------------------------------------------------
(in millions)                      Carrying       Fair      Carrying      Fair
                                    Amount       Value       Amount       Value
--------------------------------------------------------------------------------
Preferred stock                     $ 80          $75         $ 80        $ 71
Long-term debt (including
 current portion)                    588          636          567         600
--------------------------------------------------------------------------------

NOTE 12 - Segment Information

In 1998, the Registrant adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." AmerenCIPS' business segments provide electric and gas service in portions of Illinois.

The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Segment data includes a charge allocating costs of administrative support services to each of the segments. These costs are accumulated in a separate Ameren subsidiary, Ameren Services Company, which provides a variety of support services to the Registrant. The Registrant evaluates the performance of its segments and allocates resources to them, based on revenues and operating income.

The table below presents  information  about the reported revenues and operating income of the Registrant for the years ended December 31:
--------------------------------------------------------------------

(in millions)             Electric           Gas            Total
--------------------------------------------------------------------

--------------------------------------------------------------------
1998
--------------------------------------------------------------------
Revenues                  $   722           $125          $   847
Operating Income              115              5              120
--------------------------------------------------------------------

--------------------------------------------------------------------
1997
--------------------------------------------------------------------
Revenues                  $   700           $152          $   852
Operating Income               95              7              102
--------------------------------------------------------------------

--------------------------------------------------------------------
1996
--------------------------------------------------------------------
Revenues                  $   726           $155          $   881
Operating Income              106             11              117
--------------------------------------------------------------------

Specified items included in segment profit/loss for the year ended December 31:
--------------------------------------------------------------------------------
(in millions)                     Electric            Gas            Total
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1998
--------------------------------------------------------------------------------
Depreciation, depletion
    and amortization expense           $66            $ 8          $   74
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1997
--------------------------------------------------------------------------------
Depreciation, depletion
    and amortization expense           $76            $ 7          $   83
Extraordinary items                    (25)             -             (25)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1996
--------------------------------------------------------------------------------
Depreciation, depletion
    and amortization expense          $ 75            $ 7           $  82
--------------------------------------------------------------------------------

Specified item related to segment assets as of December 31:
--------------------------------------------------------------------------------
(in millions)                     Electric            Gas           Total
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1998
--------------------------------------------------------------------------------
Expenditures for Additions
   To Long-Lived Assets               $ 60             $ 9           $ 69
--------------------------------------------------------------------------------

[CONTINUED]

--------------------------------------------------------------------------------
1997
--------------------------------------------------------------------------------
Expenditures for Additions
   To Long-Lived Assets               $105            $ 11          $ 116
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1996
--------------------------------------------------------------------------------
Expenditures for Additions
   To Long-Lived Assets               $ 93            $ 14          $ 107
--------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

               On June 12, 1998, the Board of Directors of the Registrant's parent, Ameren, approved the recommendation of the Board's Auditing Committee and appointed PricewaterhouseCoopers LLP as auditors for the year 1998. Ameren's appointment of PricewaterhouseCoopers LLP also covers auditing services for Ameren's subsidiaries, which means that Registrant's previous certifying accountant, Arthur Andersen LLP (Andersen), was, in effect, dismissed.

               Andersen's report of the Registrant's financial statements for either of the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Further, during such period, and through the date of dismissal, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Also, there was no occurrence of any kind of event set out in paragraphs (a) (1) (v) (A) through (D) of Item 304 of Regulation S-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Any information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in the CIPS' 1999 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

     Any information required to be reported by this item is included under "Compensation" in CIPS' 1999 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Any information required to be reported by this item is included under "Security Ownership of Management" in CIPS' 1999 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Any information required to be reported by this item is included under "Item (1): Election of Directors" in CIPS' 1999 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.

    (a) The following documents are filed as a part of this report:

    1. Financial Statements and Financial Statement Schedule Covered by Report of Independent Accountants

                                                                    Pages Herein

        Report of Independent Accountants.................................   18
        Balance Sheet - December 31, 1998 and 1997........................   19
        Statement of Income - Years 1998, 1997, and 1996..................   20
        Statement of Cash Flows - Years 1998, 1997, and 1996..............   21
        Statement of Retained Earnings - Years 1998, 1997, and 1996.......   22
        Notes to Financial Statements.....................................   23
        Valuation and Qualifying Accounts (Schedule II)
          Years 1998, 1997, and 1996......................................   38


    2.  Exhibits:  See EXHIBITS beginning on Page 40

    (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated October 8, 1998 reporting on the impact of Ameren Corporation's (parent company of the Registrant) employee separation plan and on the effect of the final rule issued in September 1998 by the United States Environmental Protection Agency pertaining to nitrogen oxide emissions.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



         Col. A                                    Col. B                  Col. C                    Col. D           Col. E
         ------                                    ------                  ------                    ------           ------
                                                                          Additions
                                                                 -----------------------------
                                                                    (1)              (2)
                                                  Balance at     Charged to                                          Balance at
                                                  beginning      costs and        Charged to                           end of
       Description                                of period      expenses       other accounts     Deductions          period
       -----------                                ---------      ----------     --------------     ----------          ------
                                                                                                     (Note)
Year ended December 31, 1998

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts               $1,200,000     $4,267,000                         $3,752,768       $1,714,232
                                                  ==========     ==========                         ==========       ==========




Year ended December 31, 1997

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts               $  600,000     $1,788,812                         $1,188,812       $1,200,000
                                                  ==========     ==========                         ==========       ==========



Year ended December 31, 1996

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts               $  600,000      $     -                           $     -          $  600,000
                                                  ==========     ==========                         ==========       ==========


Note:  Uncollectible accounts charged off, less recoveries.


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

                                         CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                                       (Registrant)

                                         G. L. RAINWATER
                                         President and Chief Executive Officer

Date     March 29, 1999                  By  /s/ Steven R. Sullivan
       -------------------                  ------------------------
                                         (Steven R. Sullivan, Attorney-in-Fact)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signature                                                      Title
    ---------                                                      -----

/s/ G. L. Rainwater            President, Chief Executive Officer and Director
-------------------                              (Principal Executive Officer)
G. L. RAINWATER

/s/ Jerre E. Birdsong                                                Treasurer
---------------------                            (Principal Financial Officer)
JERRE E. BIRDSONG

/s/ Warner L. Baxter                                                Controller
--------------------                            (Principal Accounting Officer)
WARNER L. BAXTER

/s/ Paul A. Agathen                                                   Director
-------------------
PAUL A. AGATHEN

/s/ Donald E. Brandt                                                  Director
--------------------
DONALD E. BRANDT

/s/ John L. Heath                                                     Director
-----------------
JOHN L. HEATH

/s/ Robert W. Jackson                                                 Director
---------------------
ROBERT W. JACKSON

/s/ Charles W. Mueller                                                Director
----------------------
CHARLES W. MUELLER

/s/ Charles J. Schukai                                                Director
----------------------
CHARLES J. SCHUKAI

/s/ Thomas L. Shade                                                   Director
-------------------
THOMAS L. SHADE


                         By     /s/ Steven R. Sullivan           March 29, 1999
                               -------------------------
                        (Steven R. Sullivan, Attorney-in-Fact)

                                    EXHIBITS

                             Exhibits Filed Herewith
                             -----------------------

Exhibit No.                        Description
-----------                        -----------

  3(ii) - By-Laws of the Company as amended effective February 11, 1999.

  12 - Statement re Computation of Ratio of Earnings to Fixed Charges and
        Preferred Stock Dividend Requirements.

  23 - Consent of Independent Accountants.

  24 - Powers of Attorney.

  27 - Financial Data Schedule.

                       Exhibits Incorporated By Reference
                       ----------------------------------

     The following exhibits heretofore have been filed with the Securities and Exchange Commission pursuant to requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit, and they are hereby incorporated herein by reference.

Exhibit No.                        Description
-----------                        -----------

 2     - Agreement and Plan of Merger, dated as of August 11, 1995, by and among
         CIPSCO Incorporated, Union Electric Company, Ameren Corporation and Arch Merger Inc.(Exhibit 2(a) filed with CIPSCO's and CIPS' Form 10-Q/A (Amendment No. 1) for the quarter ended June 30, 1995.)

 3.01 - Restated Articles of Incorporation of CIPS. (Exhibit 3(b) filed with CIPS' Form 10-Q for the quarter ended March 31, 1994.)

 4     - Indenture of Mortgage or Deed of Trust dated October 1, 1941, from CIPS to Continental Illinois National Bank and Trust Company of Chicago and Edmond B.Stofft, as Trustees. (Exhibit 2.01 in File No. 2-60232.) Supplemental Indentures dated, respectively September 1,1947, January 1, 1949, February 1, 1952, September 1, 1952, June 1, 1954, February 1,
         1958, January 1, 1959,  May 1, 1963,  May 1, 1964, June 1, 1965, May 1,
         1967, April 1, 1970,  April 1, 1971,  September 1, 1971,   May 1, 1972,
         December 1, 1973, March 1, 1974, April 1, 1975, October 1, 1976, Novem-ber 1, 1976, October 1, 1978, August 1, 1979, February 1, 1980,
         February 1, 1986, May 15, 1992, July 1, 1992, September 15, 1992, April
         1, 1993, and June 1, 1995 between CIPS and the Trustees under the Indenture of Mortgage or Deed of Trust referred to above (Amended Ex-hibit 7(b) in File No. 2-7341; Second Amended Exhibit 7.03 in File No. 2-7795; Second Amended Exhibit 4.07 in File No. 2-9353; Amended Exhibit
         4.05 in file No. 2-9802; Amended Exhibit 4.02 in File No. 2-10944; Amended Exhibit 2.02 in File No. 2-13866; Amended Exhibit 2.02 in File No. 2-14656; Amended Exhibit 2.02 in File No.2-21345; Amended Exhibit
         2.02 in File No. 2-22326; Amended Exhibit 2.02 in File No. 2-23569; Amended Exhibit 2.02 in File No. 2-26284; Amended Exhibit 2.02 in File No. 2-36388; Amended Exhibit 2.02 in File No. 2-39587; Amended Exhibit
         2.02 in  File   No. 2-41468;  Amended Exhibit 2.02 in File No. 2-43912;
         Exhibit 2.03 in File No. 2-60232; Amended Exhibit 2.02 in File No. 2-50146; Amended Exhibit 2.02 in File No. 2-52886; Second Amended
         Exhibit 2.04 in File No. 2-57141; Amended Exhibit 2.04 in File No. 2-57557; Amended Exhibit 2.06 in File No. 2-62564; Exhibit 2.02(a) in File No. 2-65914; Amended Exhibit 2.02(a) in File No. 2-66380; and Amended Exhibit 4.02 in File No. 33-3188; Exhibit 4.02 to Form 8-K dated May 15, 1992; Exhibit 4.02 to Form 8-K dated July 1,1992; Exhibit
         4.02 to Form 8-K dated September 15, 1992; Exhibit 4.02 to Form 8-K dated March 30, 1993; Exhibit 4.03 to Form 8-K dated June 5, 1995;
         Exhibit 4.03 to Form 8-K dated March 15, 1997; Exhibit 4.03 to Form 8-K dated June 1, 1997; and Exhibit 4.02, Post-Effective Amendment No. 1 in File No. 333-18473.)

 4.01 - Indenture dated as of December 1, 1998 from CIPS to the Bank of New York relating to CIPS' Senior Notes, 5.375% due 2008 and 6.125% due 2028. (Exhibit 4.03, Post-Effective Amendment No. 1 to File No. 333-18473.)

 10.01 - Form of Deferred Compensation Agreement for Directors. (Exhibit 10.01 filed with 1990 Annual Report on Form 10-K.)

Exhibit No.                        Description
-----------                        -----------

 10.02 - Amended Form of Deferred Compensation Agreement for Directors. (Exhibit filed with 1993 Annual Report on Form 10-K.)

 10.03 - Form of Director's Retirement Income Plan. (Exhibit 10.04 filed with Annual Report on Form 10-K.)

 10.04 - Form of Excess Benefit Plan. (Exhibit 10.10 filed with CIPSCO's and CIPS' 1994 Annual Report on Form 10-K.)

 10.05 - Amendment to Form of Excess Benefit Plan. (Exhibit 10.07 filed with CIPSCO's and CIPS' 1995 Annual Report on Form 10-K.)

 10.06 - Form of Special Executive Retirement Plan.   (Exhibit 10.11 filed  with
         CIPSCO's and CIPS' 1994 Annual Report on Form 10-K.)

 10.07 - Amendment to Form of Special Executive Retirement Plan. (Exhibit 10.09 filed with CIPSCO's and CIPS' 1995 Annual Report on Form 10-K.)

 10.08 - Ameren Long-Term Incentive Plan of  1998.  (Ameren's  1998  Form  10-K,
         Exhibit 10.1.)

 10.09 - Ameren Change of Control Severance Plan.  ((Ameren's  1998  Form  10-K,
         Exhibit 10.2.)

 10.10 - Ameren Deferred Compensation Plan for Members of the Ameren Leadership Team. (Ameren's 1998 Form 10-K, Exhibit 10.3.)

 10.11 - Ameren Deferred Compensation Plan for Members of the Board of Directors (Ameren's 1998 Form 10-K, Exhibit 10.4.)

Note: Reports of the Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

         Reports of Ameren on Form 10-K are on file with the SEC under File Number 1-14756.