Form 10-Q
period 1999-03-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1999-05-14
CIK 18654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended March 31, 1999

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


                                Yes X.    No   .


Shares  outstanding of each of registrant's  classes of common stock as of April
  30, 1999: Common Stock, no par value, held by Ameren Corporation (parent company of Registrant) - 25,452,373

                     Central Illinois Public Service Company

                                      Index

                                                                       Page No.

Part I       Financial Information (Unaudited)

             Quantitative and Qualitative Disclosure
             About Market Risk                                            6

             Management's Discussion and Analysis                         2

             Balance Sheet
             - March 31, 1999 and December 31, 1998                       8

             Statement of Income
             - Three months and 12 months ended
                March 31, 1999 and 1998                                   9

             Statement of Cash Flows
             - Three months ended March 31, 1999 and 1998                10

             Notes to Financial Statements                               11


Part II      Other Information                                           13

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

The following discussion and analysis should be read in conjunction with the Notes to Financial Statements beginning on page 11, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements and the Notes to Financial Statements appearing in the Registrant's 1998 Form 10-K.

RESULTS OF OPERATIONS

Earnings
First quarter 1999 earnings of $13 million increased $2 million from 1998's first quarter earnings. Earnings for the 12 months ended March 31, 1999 were $79 million, a $46 million increase from the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's retail electric business, earnings for the 12-month period ended March 31, 1998 were $57 million.

Earnings fluctuated due to many conditions, primarily: weather variations, electric rate reductions, competitive market forces, sales growth, fluctuating operating costs, merger-related expenses, changes in interest expense, changes in income and property taxes, a charge for a targeted employee separation plan and an extraordinary charge, as noted above.

The significant items affecting revenues, costs and earnings during the three-month and 12-month periods ended March 31, 1999 and 1998 are detailed below.

Electric Operations

Electric Operating Revenues          Variations for periods ended March 31, 1999
                                          from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                   Three Months         Twelve Months
--------------------------------------------------------------------------------
Rate variations                            $ (3)                 $ (8)
Effect of abnormal weather                    -                    18
Growth and other                              1                    10
Interchange sales                             8                    18
--------------------------------------------------------------------------------
                                           $  6                  $ 38
--------------------------------------------------------------------------------


The $6 million increase in first quarter electric revenues compared to the year-ago quarter was primarily driven by increased interchange sales due to strong marketing efforts and greater interchange opportunities. The 2 percent increase in residential sales was offset by a 2 percent decrease in commercial sales for the three months ended March 31, 1999, versus the prior year period. Industrial sales decreased 1 percent for the three months ended March 31, 1999, versus the prior year period. Interchange sales increased 66 percent for the first quarter of 1999 compared to the year-ago quarter. This increase was partially offset by a residential rate decrease (see Note 5 under Notes to Financial Statements for further information).

Electric revenues for the 12 months ended March 31, 1999, increased $38 million compared to the prior 12-month period. The increase in revenues was primarily driven by warm weather, a strong regional economy, and increased interchange sales due to increased interchange opportunities. Weather-sensitive residential and commercial sales increased 7 percent and 4 percent, respectively, while industrial and interchange sales grew 3 percent and 15 percent, respectively, for the 12 months ended March 31, 1999, versus the prior year period. These increases were partially offset by a residential rate decrease (see Note 5 under to Notes to Financial Statements for further information).


Fuel and Purchased Power
                                     Variations for periods ended March 31, 1999
                                          from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                    Three Months            Twelve Months
--------------------------------------------------------------------------------
Fuel:
    Variation in generation                 $ 12                     $  6
    Price                                     (5)                      (8)
    Generation efficiencies and other         (4)                     (13)
Purchased power variation                      2                       14
--------------------------------------------------------------------------------
                                            $  5                     $ (1)
--------------------------------------------------------------------------------


Fuel and purchased power costs for the first quarter of 1999 versus the comparable prior-year quarter increased $5 million primarily due to increased sales volume, partially offset by lower fuel prices and generation efficiencies. The relatively flat fuel and purchased power costs for the 12 months ended March 31, 1999 versus the prior-year period were the result of increased generation and purchased power, driven by higher kilowatthour sales, offset by lower fuel prices and generation efficiencies.

Gas Operations
Gas revenues for the quarter ended March 31, 1999, increased $2 million compared to the year-ago quarter primarily due to an annual $9 million Illinois gas rate increase effective February 1999. This rate increase was partially offset by a decrease in industrial sales and a decrease in off-system sales of gas to others. Gas revenues for the 12-month period ended March 31, 1999, decreased $13 million compared to the same year-ago period primarily due to a decline in sales.

Gas costs for the quarter ended March 31, 1999 remained relatively flat as decreases in sales were offset by increases in gas prices. Gas costs for the 12 months ended March 31, 1999 decreased $19 million compared to the year-ago period primarily due to lower sales.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses remained flat for the first quarter of 1999 compared to the first quarter of 1998, while increasing $17 million for the 12-month period ended March 31, 1999 compared to the same year-ago period. This increase was primarily due to the charge for the targeted separation plan and increases in information system-related costs.

Maintenance expenses for the quarter ended March 31, 1999, increased $4 million from the comparable year-ago period due to increased scheduled fossil power plant maintenance.

Other Taxes
Other taxes decreased primarily due to a decrease in gross receipt taxes. This decrease results from the restructuring of the Illinois public utility tax whereby gross receipt taxes are no longer recorded as electric revenue and gross receipt tax expense.

Taxes
Income taxes charged to operating expenses for the three months and 12 months ended March 31, 1999, increased $2 million and $18 million, respectively, due primarily to higher pretax income.

Balance Sheet
Changes in accounts and wages payable, taxes accrued, other accruals and other current assets result from the timing of various payments to taxing authorities and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $50 million for the quarter ended March 31, 1999, compared to $31 million during the same 1998 period.

Cash flows used in investing activities were $22 million and $15 million for the three months ended March 31, 1999 and 1998, respectively. Construction expenditures for the quarter ended March 31, 1999 for constructing new or improving existing facilities were $22 million. Capital requirements for the remainder of 1999 are expected to be principally for construction expenditures.

Cash flows used in financing activities were $38 million for the three months ended March 31, 1999, compared to $34 million during the same 1998 period. The Registrant's principal financing activities for the quarter included the redemption of $20 million of debt and the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At March 31, 1999, the Registrant had committed bank lines of credit aggregating $80 million (of which $80 million were unused and $48 million were available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At March 31, 1999, the Registrant had $32 million of short-term borrowings.

Also, Ameren has a bank credit agreement due 2003, which permits the borrowing of up to $200 million on a long-term basis. This credit agreement is available to Ameren and its subsidiaries, including the Registrant. As of March 31, 1999, $180 million was available for the Registrant's use.

RATE MATTERS

In March 1999, AmerenCIPS filed a delivery service tariff with the Illinois Commerce Commission (ICC) to comply with the requirements of the Electric Service Customer Choice and Rate Relief Law of 1997. This tariff would be used by electric customers who choose to purchase their power from an alternate supplier. The ICC has until September 1, 1999 to render a decision.

See Note 5 under Notes to Financial Statements for further discussion of Rate Matters.

ELECTRIC INDUSTRY RESTRUCTURING

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois.

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric supplier. The phase-in of retail direct access begins on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 24 percent of the Registrant's total sales. Retail direct access will be offered to the remaining commercial and industrial customers December 31, 2000, and access will be offered to residential customers May 1, 2002.

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

Ameren has also completed its planning phase. Items that have been identified for remediation have been prioritized into groups based on their significance to Ameren's operations. The implementation/testing phase for all components/applications is approximately 70 percent complete as of March 31, 1999. Ameren expects to complete remediation of its significant components/applications by the end of the third quarter 1999.

With respect to third parties, for areas that interface directly with significant vendors, Ameren has inventoried vendors and major suppliers and is currently assessing their Year 2000 readiness through surveys, websites and personal contact. Ameren plans to follow up with major suppliers and vendors and verify Year 2000 compliance, where appropriate. Ameren has also queried its health insurance providers. To date, Ameren is not aware of any problems that would materially impact its financial condition, results of operations or liquidity. However, neither Ameren nor the Registrant has the means of ensuring that these parties will be Year 2000 compliant. The inability of those parties to complete their Year 2000 resolution process could materially impact Ameren and the Registrant.

Ameren is also addressing the impact of electric power grid problems that may occur outside of its own electric system. Ameren has started Year 2000 electric power grid impact planning through the system's various electric interconnection affiliations and is working with the Mid-American Interchange Network (MAIN) to begin planning Year 2000 operational preparedness and restoration scenarios. As of April 1, 1999 (the latest information available), MAIN was finished with its assessment and planning phases and 74 percent complete with its implementation/ testing phase. In addition, Ameren provides monthly status reports to the North American Electric Reliability Council (NERC) to assist them in assessing Year 2000 readiness of the regional electric grid. As of April 1, 1999 (the latest information available), NERC was 99 percent complete with its assessment phase, 95 percent complete with its planning phase and 75 percent complete with its implementation/testing phase. The Registrant participated in a Year 2000 drill conducted by NERC in April 1999. The drill focused on the testing of the backup systems of voice and data communications needed to operate the electric power grids in the event of a partial communication loss. The results of the drill at Ameren were successful. Additional drills are planned. Through the Electric Power Research Institute (EPRI), an industry-wide effort has been established to deal with Year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment will be shared by the industry as a whole to facilitate Year 2000 problem solving.

In addressing the Year 2000 Issue, Ameren will incur internal labor costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare for the new century. Ameren estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of March 31, 1999, Ameren has expended approximately $5 million. Ameren's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Ameren believes that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the Year 2000 Issue will not pose significant operational problems for the Registrant. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 Issue could result in material adverse operational and financial consequences to the Registrant, and there can be no assurance that Ameren's efforts, or those of vendors and trading partners, interconnection affiliates, NERC or EPRI to address the Year 2000 Issue will be successful. Ameren is in the process of developing contingency plans to address potential risks, including risks of vendor/trading partners noncompliance, as well as noncompliance of any of the Registrant's material operating systems. The first operational contingency plan addressing power grid issues was completed in March, 1999. Based on the findings of the Year 2000 drill, minor modifications to the plan are being developed, with an expected completion date by the end of the second quarter 1999. Contingency plans related to the business areas are also expected to be completed by the end of the second quarter 1999. At this time, the Registrant is unable to predict the ultimate impact, if any, of the Year 2000 Issue on the Registrant's financial condition, results of operations or liquidity; however, the impact could be material.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. The following discussion of the Registrant's risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. The Registrant handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, the Registrant also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates through its issuance of both long-term and short-term variable-rate debt, fixed-rate debt, commercial paper and auction market preferred stock. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase 1 percent in 2000 as compared to 1999, the Registrant's interest expense would increase and net income would decrease by approximately $1 million. This amount has been determined using the assumptions that the Regustrant's outstanding variable rate debt, commercial paper and auction market preferred stock as of March 31, 1999, continued to be outstanding throughout 2000, and that the average interest rates for these instruments increased 1 percent over 1999. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

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

As of March 31, 1999, the fair value of derivative financial instruments exposed to commodity price risk was immaterial. The Registrant expects an increase in the derivative financial instruments used to manage risk in 1999 due to expected growth at AmerenEnergy.

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

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)



                                                                March 31,  December 31,
ASSETS                                                             1999       1998
------                                                        ------------  -----------
Property and plant, at original cost:
   Electric                                                     $2,385,393   $2,381,682
   Gas                                                             261,569      259,656
                                                                ----------   ----------
                                                                 2,646,962    2,641,338
   Less accumulated depreciation and amortization                1,210,593    1,192,108
                                                                ----------   ----------
                                                                 1,436,369    1,449,230
Construction work in progress                                       29,988       16,220
                                                                ----------   ----------
         Total property and plant, net                           1,466,357    1,465,450

Other assets                                                        30,976       31,904

Current assets:
Cash and cash equivalents                                             --         10,180
   Accounts receivable - trade (less allowance for doubtful
         accounts of $2,361 and $1,714, respectively)               60,374       44,494
   Unbilled revenue                                                 43,767       53,120
   Other accounts and notes receivable                              15,237       16,486
   Materials and supplies, at average cost -
      Fossil fuel                                                   42,579       50,791
      Other                                                         35,602       36,047
   Other                                                             7,282        8,214
                                                                ----------   ----------
         Total current assets                                      204,841      219,332
Regulatory assets:
   Deferred income taxes                                            23,978       24,797
   Other                                                            22,314       22,914
                                                                ----------   ----------
         Total regulatory assets                                    46,292       47,711
                                                                ----------   ----------
Total Assets                                                    $1,748,466   $1,764,397
                                                                ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value, authorized 45,000,000 shares -
     outstanding 25,452,373 shares                              $  120,033   $  120,033
   Retained earnings                                               451,798      455,337
                                                                ----------   ----------
         Total common stockholder's equity                         571,831      575,370
   Preferred stock not subject to mandatory redemption              80,000       80,000
   Long-term debt                                                  523,502      528,446
                                                                ----------   ----------
        Total capitalization                                     1,175,333    1,183,816
  Current liabilities:
   Current maturity of long-term debt                               60,000       60,000
   Short-term debt                                                  31,700       46,700
   Accounts and wages payable                                       56,919       61,609
   Accumulated deferred income taxes                                21,695       21,386
   Taxes accrued                                                    22,842       13,201
   Other                                                            37,571       34,454
                                                                ----------   ----------
         Total current liabilities                                 230,727      237,350
                                                                ----------   ----------
Accumulated deferred income taxes                                  229,420      234,119
Accumulated deferred investment tax credits                         34,036       34,657
Regulatory liability                                                38,217       39,621
Other deferred credits and liabilities                              40,733       34,834
                                                                ----------   ----------
Total Capital and Liabilities                                   $1,748,466   $1,764,397
                                                                ==========   ==========


                    CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)


                                                             Three Months Ended        Twelve Months Ended
                                                                  March 31,                 March 31,
                                                          ------------------------   ----------------------
                                                              1999         1998         1999         1998
                                                              ----         ----         ----         ----
 OPERATING REVENUES:
   Electric                                                $ 155,240    $ 149,271    $ 727,887    $ 690,235
   Gas                                                        52,532       50,244      127,794      140,663
                                                           ---------    ---------    ---------    ---------
      Total operating revenues                               207,772      199,515      855,681      830,898

OPERATING EXPENSES:
   Operations
      Fuel and purchased power                                55,690       51,082      234,693      235,725
      Gas                                                     33,250       32,225       70,375       89,121
      Other                                                   40,398       41,294      178,581      161,944
                                                           ---------    ---------    ---------    ---------
                                                             129,338      124,601      483,649      486,790
   Maintenance                                                17,407       13,835       75,114       74,617
   Depreciation and amortization                              20,740       18,822       76,241       80,335
   Income taxes                                                5,979        4,348       47,400       29,446
   Other taxes                                                 9,599       16,177       50,256       58,011
                                                           ---------    ---------    ---------    ---------
      Total operating expenses                               183,063      177,783      732,660      729,199

OPERATING INCOME                                              24,709       21,732      123,021      101,699

OTHER INCOME AND DEDUCTIONS:
   Allowance for equity funds used during
      construction                                                (6)          46          (36)         612
   Miscellaneous, net                                            356          354         (953)      (3,221)
                                                           ---------    ---------    ---------    ---------
      Total other income and deductions                          350          400         (989)      (2,609)

INCOME BEFORE INTEREST CHARGES                                25,059       22,132      122,032       99,090

INTEREST CHARGES:
   Interest                                                   10,815       10,432       40,422       38,794
   Allowance for borrowed funds used during construction         (71)        (418)        (734)        (929)
                                                           ---------    ---------    ---------    ---------
      Net interest charges                                    10,744       10,014       39,688       37,865

INCOME BEFORE EXTRAORDINARY CHARGE                            14,315       12,118       82,344       61,225
                                                           ---------    ---------    ---------    ---------

EXTRAORDINARY CHARGE (NET OF
INCOME TAXES)                                                   --           --           --        (24,853)
                                                           ---------    ---------    ---------    ---------

NET INCOME                                                    14,315       12,118       82,344       36,372
                                                           ---------    ---------    ---------    ---------

PREFERRED STOCK DIVIDENDS                                        968          984        3,729        3,786
                                                           ---------    ---------    ---------    ---------

NET INCOME AFTER PREFERRED
        STOCK DIVIDENDS                                    $  13,347    $  11,134    $  78,615    $  32,586
                                                           =========    =========    =========    =========


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)


                                                         Three Months Ended
                                                              March 31,
                                                          1999       1998
Cash Flows From Operating:
   Net income                                          $ 14,315    $ 12,118
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    20,740      18,822
        Allowance for funds used during construction        (65)       (464)
        Deferred income taxes, net                       (4,975)     (4,497)
        Deferred investment tax credits, net               (621)       (834)
        Changes in assets and liabilities:
           Receivables, net                              (5,278)     21,184
           Materials and supplies                         8,657      (7,116)
           Accounts and wages payable                    (4,690)    (34,191)
           Taxes accrued                                  9,641       9,509
           Other, net                                    12,187      16,086
                                                       --------    --------
Net cash provided by operating activities                49,911      30,617

Cash Flows From Investing:
   Construction expenditures                            (22,075)    (15,273)
   Allowance for funds used during construction              65         464
                                                       --------    --------
Net cash used in investing activities                   (22,010)    (14,809)

Cash Flows From Financing:
   Dividends on common stock                            (17,155)    (17,155)
   Dividends on preferred stock                            (926)     (1,125)
   Redemptions -
      Short-term debt                                   (15,000)    (15,466)
      Long-term debt                                     (5,000)    (10,000)
   Issuances -
      Long-term debt                                       --        10,000
                                                       --------    --------
Net cash used in financing activities                   (38,081)    (33,746)

Net increase in cash and cash equivalents               (10,180)    (17,938)
Cash and cash equivalents at beginning of year           10,180      28,140
                                                       --------    --------
Cash and cash equivalents at end of period             $   --      $ 10,202
                                                       ========    ========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  8,750    $ 10,086
   Income taxes, net                                   $    754    $    867

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1999


Note 1 - Central Illinois Public Service Company (AmerenCIPS or the Registrant) is a wholly-owned subsidiary of Ameren Corporation (Ameren), which is the parent company of two utility operating companies, the Registrant and Union Electric Company (AmerenUE). Ameren is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) formed in December 1997 upon the merger of CIPSCO Incorporated (the Registrant's former parent) and AmerenUE (the Merger). Both Ameren Corporation and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Illinois and Missouri. Contracts among the companies--dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company. The Registrant serves 400,000 electric and 175,000 gas customers in a 20,000 square-mile region of central and southern Illinois.

The Registrant also has a 20% interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and operates an electric generating and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

Note 2 - Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the Registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 1998 Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 1999 and 1998 are not necessarily indicative of trends for any three-month or 12-month period.

Note 5 - In conjunction with the Electric Service Customer Choice and Rate Relief Law of 1997, a 5 percent residential electric rate decrease for the Registrant's electric customers was effective August 1, 1998. This rate decrease is expected to decrease electric revenues $11 million annually, based on estimated levels of sales and assuming normal weather conditions. The Registrant may be subject to additional 5 percent residential electric rate decreases in each of 2000 and 2002, to the extent its rates exceed the Midwest utility average at that time. The Registrant's rates are currently below the Midwest utility average.

Note 6 - Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" became effective on January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs, may be capitalized and amortized over some future period. SOP 98-1 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

The  Emerging  Issues Task Force of the  Financial  Accounting  Standards  Board
(EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities" became effective on January 1, 1999. EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or non-trading. Furthermore, transactions that are determined to be trading activities would be recognized on the balance sheet measured at fair value, with gains and losses included in earnings. EITF 98-10 includes factors or indicators to consider when determining if a transaction is a trading or non-trading activity. Currently, AmerenEnergy Inc., an energy marketing subsidiary of Ameren, enters into contracts for the sale and purchase of energy on behalf of AmerenCIPS. These transactions are considered non-trading activities and are accounted for using the accrual or settlement method, which represents industry practice. Should any of AmerenEnergy's future activities be considered trading activities based on the indicators provided in EITF 98-10, a change in accounting practice would be required. EITF 98-10 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

Note 7 - Segment information for the three month and 12 month periods ended March 31, 1999 and 1998 is as follows:


---------------------------------------------------------------------------------------------

(in millions)                                  Electric           Gas              Total
---------------------------------------------------------------------------------------------

Three months ended March 31, 1999:

Revenues                                     $  155               $ 53              $ 208
Operating Income (Net)                           20                  5                 25
---------------------------------------------------------------------------------------------

Three months ended March 31, 1998:

Revenues                                     $  150              $  50              $ 200
Operating Income (Net)                           19                  3                 22
---------------------------------------------------------------------------------------------

12 months ended March 31, 1999:

Revenues                                     $  728              $ 128              $ 856
Operating Income (Net)                          116                  7                123
---------------------------------------------------------------------------------------------

12 months ended March 31, 1998:

Revenues                                     $  690              $ 141              $ 831
Operating Income (Net)                           97                  5                102
---------------------------------------------------------------------------------------------



Note 8 - Certain reclassifications were made to prior-year financial statements to conform to current-period presentation.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders of the Registrant held on April 22, 1999, the following matter was presented to the meeting for a vote and the results of such voting are as follows:

    Item (1)  Election of Directors.

                                                                       Non-Voted
              Name                          For          Withheld       Brokers

    Paul A. Agathen...................  25,504,367           846            0
    Warner L. Baxter..................  25,504,367           846            0
    Donald E. Brandt..................  25,504,367           846            0
    Charles W. Mueller................  25,504,352           861            0
    Gary L. Rainwater.................  25,504,364           849            0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended March 31, 1999.

          Exhibit 27 - Financial Data Schedule.

    (b)   Reports on Form 8-K.  None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CENTRAL ILLINOIS PUBLIC
                                 SERVICE COMPANY
                                  (Registrant)


                                             By     /s/ Warner L. Baxter
                                                    ----------------------
                                                        Warner L. Baxter
                                                 Vice President and Controller
                                                (Principal Accounting Officer)


Date:  May 14, 1999