Form 10-Q
period 1999-06-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1999-08-13
CIK 18654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended June 30, 1999

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


                                    Yes  X.  No  .


Shares  outstanding of each of  registrant's  classes of common stock as of July
 31, 1999: Common Stock, no par value, held by Ameren Corporation (parent company of Registrant) - 25,452,373

                     Central Illinois Public Service Company

                                      Index

                                                                   Page No.

Part I      Financial Information (Unaudited)

            Management's Discussion and Analysis                      2

            Quantitative and Qualitative Disclosures
            About Market Risk                                         6

            Balance Sheet
            - June 30, 1999 and December 31, 1998                     8

            Statement of Income
            - Three months, six months and 12 months ended
               June 30, 1999 and 1998                                 9

            Statement of Cash Flows
            - Six months ended June 30, 1999 and 1998                10

            Notes to Financial Statements                            11


Part II     Other Information                                        14

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

RESULTS OF OPERATIONS

Earnings
Second  quarter  1999  earnings of $20 million  increased $1 million from 1998's second quarter earnings. Earnings for the six months ended June 30, 1999 increased $3 million from the year-ago period to $33 million. Earnings for the 12 months ended June 30, 1999 were $80 million, a $40 million increase from the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's retail electric business, earnings for the 12-month period ended June 30, 1998 were $65 million.

Earnings fluctuated due to many conditions, primarily: weather variations, electric rate reductions, competitive market forces, sales growth, fluctuating operating costs, merger-related expenses, changes in interest expense, changes in income and property taxes, a charge for a targeted employee separation plan and an extraordinary charge, as noted above.

The significant items affecting revenues, costs and earnings during the three-month, six-month and 12-month periods ended June 30, 1999 and 1998 are detailed below.

Electric Operations

Electric Operating Revenues          Variations for periods ended June 30, 1999
                                         from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)               Three Months   Six Months    Twelve Months
--------------------------------------------------------------------------------
Rate variations                      $  (3)          $  (6)         $ (11)
Effect of abnormal weather             (15)            (14)            (9)
Growth and other                         7               7              6
Interchange sales                       22              30             40
--------------------------------------------------------------------------------
                                     $  11           $  17          $  26
--------------------------------------------------------------------------------


Electric revenues for the three months and six months ended June 30, 1999, increased $11 million and $17 million, respectively, compared to the comparable year-ago periods primarily due to increases in interchange sales of 43 percent and 53 percent, respectively, due to strong marketing efforts. These increases were partially offset by decreases in native sales during the three month and six month periods of 10 percent and 5 percent, respectively, primarily due to milder weather. In addition, electric revenues were reduced as a result of a residential rate decrease (see Note 5 under Notes to Financial Statements for further information).

Electric revenues for the 12 months ended June 30, 1999, increased $26 million compared to the prior 12-month period, primarily driven by a 31 percent increase in interchange sales, due to strong marketing efforts. This increase was partially offset by a 1 percent decline in native sales. In addition, electric revenues were reduced as a result of a residential rate decrease (see Note 5 under to Notes to Financial Statements for further information).

Fuel and Purchased Power
                                      Variations for periods ended June 30, 1999
                                           from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                    Three Months  Six Months  Twelve Months
--------------------------------------------------------------------------------
Fuel:
    Variation in generation                $  (4)        $   8         $  (3)
    Price                                     (7)          (12)          (18)
    Generation efficiencies and other          2            (2)           (7)
Purchased power variation                     14            16            26
--------------------------------------------------------------------------------
                                           $   5          $ 10          $ (2)
--------------------------------------------------------------------------------


Fuel and purchased power costs for the three months and six months ended June 30, 1999, increased $5 million and $10 million, respectively, versus the prior-year periods, primarily due to an overall net increase in generation and purchased power resulting from higher sales volume, partially offset by lower fuel prices. The $2 million decrease in fuel and purchased power costs for the 12 months ended June 30, 1999 versus the prior-year period was primarily the result of lower fuel prices, partially offset by increased purchased power resulting from higher sales volume.

Gas Operations
Gas revenues for the three month and six month periods ended June 30, 1999, decreased $4 million and $2 million, respectively, compared to the year-ago periods primarily due to decreased retail sales, partially offset by an annual $8 million Illinois gas rate increase effective February 1999. Gas revenues for the 12-month period ended June 30, 1999, decreased $18 million compared to the same year-ago period primarily due to a decline in retail sales.

Gas costs for the three months and six months ended June 30, 1999, decreased $5 million and $4 million, respectively, compared to the year-ago periods due to lower sales. Gas costs for the 12 months ended June 30, 1999, decreased $24 million compared to the year-ago period primarily due to lower sales and lower gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses increased $5 million and $4 million, respectively, for the three months and six months ended June 30, 1999, compared to the same year-ago periods primarily due to increased injuries and damages expenses based on claims experience, and expenses associated with deregulation in Illinois and the year 2000 project. Other operations expenses increased $18 million for the 12 months ended June 30, 1999, compared to the same year-ago period, primarily due to the charge for the targeted separation plan and increases in expenses associated with deregulation in Illinois and the year 2000 project.

Maintenance expenses for the three months, six months and 12 months ended June 30, 1999, increased $5 million, $9 million and $3 million, respectively, from the comparable year-ago periods due to increased scheduled power plant maintenance.

Other Taxes
Other taxes decreased primarily due to a decrease in gross receipt taxes. This decrease results from the restructuring of the Illinois public utility tax whereby gross receipt taxes are no longer recorded as electric revenue and gross receipt tax expense.

Taxes
Income taxes for the six months and 12 months ended June 30, 1999, increased $2 million and $12 million, respectively, primarily due to higher pretax income.

Balance Sheet
Changes in accounts and wages payable, taxes accrued, other accruals and other current assets resulted from the timing of various payments to taxing authorities and suppliers. The $128 million increase in intercompany notes payable is due to funds borrowed from a utility money pool (see Note 6 under Notes to Financial Statements for further information).

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $80 million for the six months ended June 30, 1999, compared to $59 million during the same 1998 period.

Cash flows used in investing activities were $62 million and $29 million for the six months ended June 30, 1999 and 1998, respectively. Construction expenditures for the six months ended June 30, 1999, for constructing new or improving existing facilities were $63 million. Capital requirements for the remainder of 1999 are expected to be principally for construction expenditures.

Cash flows used in financing activities were $10 million for the six months ended June 30, 1999, compared to $46 million during the same 1998 period. The Registrant's principal financing activities for the quarter included the redemption of $102 million of debt and the payment of dividends, partially offset by the issuance of intercompany notes payable.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At June 30, 1999, the Registrant had committed bank lines of credit aggregating $30 million (all of which were unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At June 30, 1999, the Registrant had no outstanding short-term borrowings other than $128 million of intercompany notes payable.

Also, Ameren has a bank credit agreement due 2002, which permits the borrowing of up to $200 million on a long-term basis. This credit agreement is available to Ameren and its subsidiaries, including the Registrant. As of June 30, 1999, $158 million was available for the Registrant's use.

RATE MATTERS

In March 1999, the Registrant filed delivery service tariffs with the Illinois Commerce Commission (ICC) to comply with the requirements of the Electric Service Customer Choice and Rate Relief Law of 1997. These tariffs would be used by electric customers who choose to purchase their power from an alternate supplier. Hearings were conducted in June 1999, and a hearing examiner's proposed order was issued in July. The ICC is required to render a decision on the delivery services tariffs by September 1, 1999.

See Note 5 under Notes to Financial Statements for further discussion of Rate Matters.

ELECTRIC INDUSTRY RESTRUCTURING

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois.

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric supplier. The phase-in of retail direct access begins on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 24 percent of the Registrant's total sales. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000, and to residential customers on May 1, 2002.

In conjunction with another provision of the Law, in July 1999, AmerenCIPS filed a notice with the ICC that it intends to transfer AmerenCIPS' generating facilities (all in Illinois) to a new unregulated subsidiary of Ameren. The formation of the new generating subsidiary, as well as the transfer of AmerenCIPS' generating assets and liabilities (at historical net book value) and certain power sales contracts, will be subject to regulatory proceedings. Regulatory approvals are required from the ICC, the Federal Energy Regulatory Commission, and the Missouri Public Service Commission. The generating subsidiary will include eight new combustion turbine generators being acquired by Ameren in addition to the AmerenCIPS facilities. The new subsidiary is expected to be operational sometime in 2000, subject to the outcome of these regulatory proceedings.

Once the transfer is completed, a power supply agreement would be in place between the new generating company and a nonregulated marketing subsidiary for all generation. The marketing subsidiary would have a power supply agreement with AmerenCIPS to supply them sufficient generation to meet native load requirements over the term of the agreement. Power will continue to be jointly dispatched between AmerenUE, AmerenCIPS and the new generating subsidiary.

The proposed transfer of generating assets and liabilities had no effect on the Registrant's financial statements as of June 30, 1999.

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

Ameren has also completed its planning phase. Items that have been identified for remediation have been prioritized into groups based on their significance to Ameren's operations. The implementation/testing phase for all components/applications is approximately 87 percent complete as of June 30, 1999. Ameren expects to complete remediation of its significant components/applications by the end of the third quarter 1999.

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

Ameren is also addressing the impact of electric power grid problems that may occur outside of its own electric system. Ameren has started Year 2000 electric power grid impact planning through the system's various electric interconnection affiliations and is working with the Mid-American Interchange Network (MAIN) to begin planning Year 2000 operational preparedness and restoration scenarios. As of July 1, 1999 (the latest information available), MAIN had completed its assessment and planning phases and was 99 percent complete with its implementation/ testing phase. In addition, Ameren provides monthly status reports to the North American Electric Reliability Council (NERC) to assist them in assessing Year 2000 readiness of the regional electric grid. As of July 1, 1999 (the latest information available), NERC had completed its assessment and planning phases and was 98 percent complete with its implementation/testing phase. The Registrant participated in a Year 2000 drill conducted by NERC in April 1999. The drill focused on the testing of the backup systems of voice and data communications needed to operate the electric power grids in the event of a partial communication loss. The results of the drill at Ameren were successful. Additional drills are planned. Through the Electric Power Research Institute
(EPRI), an industry-wide effort has been established to deal with Year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment will be shared by the industry as a whole to facilitate Year 2000 problem solving.

In addressing the Year 2000 Issue, Ameren will incur internal labor costs as well as external consulting and other expenses related to infrastructure enhancements necessary to prepare for the new century. Ameren estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of June 30, 1999, Ameren had expended approximately $7 million. Ameren's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Ameren believes that, with appropriate modifications to existing computer systems/components, updates by vendors and trading partners, and conversion to new software and hardware in the ordinary course of business, the Year 2000 Issue will not pose significant operational problems for the Registrant. However, if such conversions are not completed in a proper and timely manner by all affected parties, the Year 2000 Issue could result in material adverse operational and financial consequences to the Registrant, and there can be no assurance that Ameren's efforts, or those of vendors and trading partners, interconnection affiliates, NERC or EPRI to address the Year 2000 Issue will be successful. Ameren is in the process of developing contingency plans to address potential risks, including risks of vendor/trading partners noncompliance, as well as noncompliance of any of the Registrant's material operating systems. The first operational contingency plan addressing power grid issues was completed during the first quarter of 1999. Contingency plans related to the business areas were completed in July 1999. At this time, the Registrant is unable to predict the ultimate impact, if any, of the Year 2000 Issue on the Registrant's financial condition, results of operations or liquidity; however, the impact could be material.

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

If interest rates increase 1 percent in 2000 as compared to 1999, the Registrant's interest expense would increase and net income would decrease by approximately $1 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt, commercial paper and auction market preferred stock as of June 30, 1999, continued to be outstanding throughout 2000, and that the average interest rates for these instruments increased 1 percent over 1999. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

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

As of June 30, 1999, the fair value of derivative financial instruments exposed to commodity price risk was immaterial. The Registrant expects an increase in the derivative financial instruments used to manage risk in 1999 due to expected growth at AmerenEnergy.

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives on the balance sheet measured at fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier application is still encouraged. At this time, the Registrant is unable to determine the impact of SFAS 133 on its financial position or results of operations upon adoption; however, SFAS 133 could increase the volatility of the Registrant's future earnings.

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

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)


                                                                 June 30,    December 31,
ASSETS                                                             1999         1998
------                                                          ----------   ----------
Property and plant, at original cost:
   Electric                                                     $2,398,065   $2,381,682
   Gas                                                             263,305      259,656
                                                                ----------   ----------
                                                                 2,661,370    2,641,338
   Less accumulated depreciation and amortization                1,229,856    1,192,108
                                                                ----------   ----------
                                                                 1,431,514    1,449,230
Construction work in progress                                       54,024       16,220
                                                                ----------   ----------
         Total property and plant, net                           1,485,538    1,465,450

Other assets                                                        29,472       31,904
Current assets:
Cash and cash equivalents                                           17,300       10,180
   Accounts receivable - trade (less allowance for doubtful
         accounts of $2,560 and $1,714, respectively)               50,594       44,494
   Unbilled revenue                                                 51,461       53,120
   Other accounts and notes receivable                              25,592       16,486
   Materials and supplies, at average cost -
      Fossil fuel                                                   41,326       50,791
      Other                                                         34,702       36,047
   Other                                                             7,234        8,214
                                                                ----------   ----------
         Total current assets                                      228,209      219,332
Regulatory assets:
   Deferred income taxes                                            23,159       24,797
   Other                                                            18,685       22,914
                                                                ----------   ----------
         Total regulatory assets                                    41,844       47,711
                                                                ----------   ----------
Total Assets                                                    $1,785,063   $1,764,397
                                                                ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value, authorized 45,000,000 shares -
     outstanding 25,452,373 shares                              $  120,033   $  120,033
   Retained earnings                                               454,552      455,337
                                                                ----------   ----------
         Total common stockholders' equity                         574,585      575,370
   Preferred stock not subject to mandatory redemption              80,000       80,000
   Long-term debt                                                  498,547      528,446
                                                                ----------   ----------
        Total capitalization                                     1,153,132    1,183,816
Current liabilities:
   Current maturity of long-term debt                               35,000       60,000
   Short-term debt                                                    --         46,700
   Intercompany notes payable                                      127,500         --
   Accounts and wages payable                                       57,048       61,609
   Accumulated deferred income taxes                                22,003       21,386
   Taxes accrued                                                    18,357       13,201
   Other                                                            33,068       34,454
                                                                ----------   ----------
         Total current liabilities                                 292,976      237,350
                                                                ----------   ----------
Accumulated deferred income taxes                                  226,904      234,119
Accumulated deferred investment tax credits                         33,415       34,657
Regulatory liability                                                36,813       39,621
Other deferred credits and liabilities                              41,823       34,834
                                                                ----------   ----------
Total Capital and Liabilities                                   $1,785,063   $1,764,397
                                                                ==========   ==========


See Notes to Financial Statements.

                    CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)



                                              Three Months Ended       Six Months Ended         Twelve Months Ended
                                                   June 30,                 June 30,                  June 30,
                                              1999         1998        1999         1998          1999        1998
                                              ----         ----        ----         ----          ----        ----

 OPERATING REVENUES:
    Electric                               $ 200,336    $ 189,173    $ 355,576    $ 338,444    $ 739,050    $ 712,765
    Gas                                       21,593       25,656       74,125       75,900      123,731      142,031
                                           ---------    ---------    ---------    ---------    ---------    ---------
 Total operating revenues                    221,929      214,829      429,701      414,344      862,781      854,796

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power               70,542       65,096      126,232      116,178      240,139      241,989
       Gas                                     9,752       14,630       43,002       46,855       65,497       89,087
       Other                                  45,581       40,857       85,979       82,151      183,305      164,922
                                           ---------    ---------    ---------    ---------    ---------    ---------
                                             125,875      120,583      255,213      245,184      488,941      495,998
    Maintenance                               25,161       20,086       42,568       33,921       80,189       77,312
    Depreciation and amortization             19,449       18,612       40,189       37,434       77,078       77,483
    Income taxes                              11,197       11,281       17,176       15,629       47,316       34,828
    Other taxes                               10,266       15,838       19,865       32,015       44,684       60,760
                                           ---------    ---------    ---------    ---------    ---------    ---------
       Total operating expenses              191,948      186,400      375,011      364,183      738,208      746,381

 OPERATING INCOME                             29,981       28,429       54,690       50,161      124,573      108,415

 OTHER INCOME AND DEDUCTIONS:
    Allowance for equity funds used
       during construction                         7            3            1           49          (32)         688
    Miscellaneous, net                           725          (65)       1,081          289         (163)      (3,002)
                                           ---------    ---------    ---------    ---------    ---------    ---------
       Total other income and deductions         732          (62)       1,082          338         (195)      (2,314)

 INCOME BEFORE
    INTEREST CHARGES                          30,713       28,367       55,772       50,499      124,378      106,101

 INTEREST CHARGES:
    Interest                                  10,343        9,271       21,158       19,703       41,494       38,632
    Allowance for borrowed funds
       used during construction                 (310)        (253)        (381)        (671)        (791)      (1,275)
                                           ---------    ---------    ---------    ---------    ---------    ---------
    Net interest charges                      10,033        9,018       20,777       19,032       40,703       37,357

 INCOME BEFORE
    EXTRAORDINARY CHARGE                      20,680       19,349       34,995       31,467       83,675       68,744
                                           ---------    ---------    ---------    ---------    ---------    ---------
 EXTRAORDINARY CHARGE
   (NET OF INCOME TAXES)                        --           --           --           --           --        (24,853)
                                           ---------    ---------    ---------    ---------    ---------    ---------

NET INCOME                                    20,680       19,349       34,995       31,467       83,675       43,891

PREFERRED STOCK DIVIDENDS                        917          881        1,885        1,865        3,765        3,739
                                           ---------    ---------    ---------    ---------    ---------    ---------
NET INCOME AFTER PREFERRED
   STOCK DIVIDENDS                         $  19,763    $  18,468    $  33,110    $  29,602    $  79,910    $  40,152
                                           =========    =========    =========    =========    =========    =========


See Notes to Financial Statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)



                                                            Six Months Ended
                                                               June 30,
                                                           1999         1998
                                                           ----         ----
Cash Flows From Operating:
   Net income                                          $  34,995    $  31,467
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     40,189       37,434
        Allowance for funds used during construction        (382)        (720)
        Deferred income taxes, net                        (7,768)      (6,943)
        Deferred investment tax credits, net              (1,242)      (3,049)
        Changes in assets and liabilities:
           Receivables, net                              (13,547)      (4,386)
           Materials and supplies                         10,810          (59)
           Accounts and wages payable                     (4,561)     (29,334)
           Taxes accrued                                   5,156        8,082
           Other, net                                     16,135       26,461
                                                       ---------    ---------
Net cash provided by operating activities                 79,785       58,953

Cash Flows From Investing:
   Construction expenditures                             (62,840)     (30,166)
   Allowance for funds used during construction              382          720
                                                       ---------    ---------
Net cash used in investing activities                    (62,458)     (29,446)

Cash Flows From Financing:
   Dividends on common stock                             (34,310)     (34,310)
   Dividends on preferred stock                           (1,697)      (2,080)
   Redemptions -
      Short-term debt                                    (46,700)      (9,866)
      Long-term debt                                     (55,000)     (10,000)
   Issuances -
      Long-term debt                                        --         10,000
      Intercompany notes payable                         127,500         --
                                                       ---------    ---------
Net cash used in financing activities                    (10,207)     (46,256)

Net increase (decrease) in cash and cash equivalents       7,120      (16,749)
Cash and cash equivalents at beginning of year            10,180       28,140
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  17,300    $  11,391
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  19,458    $  19,530
   Income taxes, net                                   $  21,805    $  18,426


See Notes to Financial Statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999


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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 1999 and 1998 are not necessarily indicative of trends for any three-month, six-month or 12-month period.

Note 5 -In conjunction with the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law), a 5 percent residential electric rate decrease for the Registrant's electric customers was effective August 1, 1998. This rate decrease is expected to decrease electric revenues $11 million annually, based on estimated levels of sales and assuming normal weather conditions. The Registrant may be subject to additional 5 percent residential electric rate decreases in each of 2000 and 2002, to the extent its rates exceed the Midwest utility average at that time. The Registrant's rates are currently below the Midwest utility average.

The Law also contains a provision requiring one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2004 to be refunded to the Registrant's customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5 percent of the two-year average of an Index, as defined in the Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the 30-year U. S. Treasury bonds plus prescribed percentages ranging from 4 percent to 5 percent. In July 1999, Senate Bill 24 was passed which increased the prescribed percentages to 7 percent beginning in 2000. Filings must be made with the ICC on or before March 31 of each year 2000 through 2005. At this time, the Registrant is unable to determine the amount of the credit it will be required to return to customers, if any, under the Law for the two year period ended December 31, 1999.

Note 6 - The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $18 million and $2 million, respectively, as of June 30, 1999 and December 31, 1998. Intercompany payables included in accounts and wages payable totaled approximately $12 million as of June 30, 1999 and December 31, 1998.

In March 1999, the Registrant, along with Ameren Services Company and AmerenUE, entered into a utility money pool agreement to coordinate and provide for certain short-term cash and working capital requirements. Borrowings under the agreement are limited to $500 million and are due on demand or within in one year. Interest is calculated at varying rates depending on the composition of internal and external funds in the money pool. The money pool is administered by Ameren Services Company. The Registrant recorded an intercompany note payable of $128 million, representing funds borrowed from the utility money pool as of June 30, 1999.

Note 7 - Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" became effective on January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs, may be capitalized and amortized over some future period. SOP 98-1 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

The  Emerging  Issues Task Force of the  Financial  Accounting  Standards  Board
(EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities" became effective on January 1, 1999. EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or non-trading. Furthermore, transactions that are determined to be trading activities would be recognized on the balance sheet measured at fair value, with gains and losses included in earnings. EITF 98-10 includes factors or indicators to consider when determining if a transaction is a trading or non-trading activity. Currently, AmerenEnergy, Inc., an energy marketing subsidiary of Ameren, enters into contracts for the sale and purchase of energy on behalf of AmerenCIPS. These transactions are considered non-trading activities and are accounted for using the accrual or settlement method, which represents industry practice. Should any of AmerenEnergy's future activities be considered material trading activities based on the indicators provided in EITF 98-10, a change in accounting practice would be required. EITF 98-10 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

Note 8 - Segment information for the three month, six month and 12 month periods ended June 30, 1999 and 1998 is as follows:

------------------------------------------------------------------------

(in thousands)                           Electric      Gas       Total
------------------------------------------------------------------------

Three months ended June 30, 1999:

Revenues                                 $200,336   $ 21,593   $221,929
Operating Income (Net)                     28,603      1,378     29,981
------------------------------------------------------------------------

Three months ended June 30, 1998:

Revenues                                 $189,173   $ 25,656   $214,829
Operating Income (Net)                     27,922        507     28,429
------------------------------------------------------------------------
Six months ended June 30, 1999:

Revenues                                 $355,576   $ 74,125   $429,701
Operating Income (Net)                     48,419      6,271     54,690
------------------------------------------------------------------------
Six months ended June 30, 1998:

Revenues                                $338,444   $ 75,900    $414,344
Operating Income (Net)                    46,926      3,235      50,161
------------------------------------------------------------------------
12 months ended June 30, 1999:

Revenues                                $739,050   $123,731    $862,781
Operating Income (Net)                   116,476      8,097     124,573
------------------------------------------------------------------------
12 months ended June 30, 1998:

Revenues                                $712,765   $142,031    $854,796
Operating Income (Net)                   103,091      5,324     108,415
------------------------------------------------------------------------

Note 9 - Certain reclassifications were made to prior-year financial statements to conform to current-period presentation.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Item 3. Legal Proceedings and Note 10 - Commitments and Contingencies in the Notes to Financial Statements of the Registrant's Form 10-K for the year ended December 31, 1998 for information regarding unfair labor practice charges filed with the National Labor Relations Board (NLRB) by the International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 relating to the lockout by the Registrant of both unions during 1993. In April 1999, the unions filed petitions for review with the U.S. Court of Appeals for the District of Columbia Circuit of the NLRB's August 1998 decision which ruled in favor of the Registrant and held that the lockout was lawful.

         Reference is made to "Liquidity and Capital Resources" in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations and Note 10 - Commitments and Contingencies of the Registrant's Form 10-K for the year ended December 31, 1998 for information regarding the United States Environmental Protection Agency's (EPA) issuance in 1997 of National Ambient Air Quality Standards for ozone and particulate matter. In May 1997, the United States Court of Appeals for the District of Columbia Circuit remanded the ambient air quality standards to EPA for reconsideration. At this time, the Registrant is unable to predict the ultimate impact of those revised air quality standards on its future financial condition, results of operations or liquidity. In further reference to Note 10 - Commitments and Contingencies, the Registrant has been designated as a potentially responsible party by federal and state environmental protection agencies at five hazardous waste sites.


ITEM 5.  OTHER INFORMATION

         Reference is made to Note 10 - Commitments and Contingencies in the Notes to Financial Statements of the Registrant's Form 10-K for the year ended December 31, 1998 for information concerning the expiration date of collective bargaining agreements. The Registrant is engaged in labor negotiations with the International Brotherhood of Electrical Workers and the International Union of Operating Engineers and the collective bargaining agreements have been extended so as to facilitate those negotiations. At this time, the Company is unable to predict the impact of these negotiations on its future financial condition, results of operations or cash flows.

         Any stockholder proposal intended for inclusion in the proxy material for the Registrant's 2000 annual meeting of stockholders must be received by the Registrant by December 1, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended June 30, 1999.

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

                                              CENTRAL ILLINOIS PUBLIC
                                               SERVICE COMPANY
                                                (Registrant)


                                              By   /s/ Warner L. Baxter
                                                -----------------------------
                                                       Warner L. Baxter
                                                Vice President and Controller
                                                (Principal Accounting Officer)


Date:  August 13, 1999