Form 10-Q
period 1999-09-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 1999-11-15
CIK 18654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended September 30, 1999

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


                              Yes   X.      No   .


Shares outstanding of each of registrant's classes of common stock as of October
  31, 1999: Common Stock, no par value, held by Ameren Corporation (parent company of Registrant) - 25,452,373

                     Central Illinois Public Service Company

                                      Index

                                                                    Page No.

Part I       Financial Information (Unaudited)

             Management's Discussion and Analysis                       2

             Quantitative and Qualitative Disclosure
             About Market Risk                                          7

             Balance Sheet
             - September 30, 1999 and December 31, 1998                 9

             Statement of Income
             - Three months, Nine months, and 12 months ended
                September 30, 1999 and 1998                            10

             Statement of Cash Flows
             - Nine months ended September 30, 1999 and 1998           11

             Notes to Financial Statements                             12


Part II      Other Information                                         15

2
                    PART I. FINANCIAL INFORMATION (UNAUDITED)

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

The following discussion and analysis should be read in conjunction with the Notes to Financial Statements beginning on page 12, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements and the Notes to Financial Statements appearing in the Registrant's 1998 Form 10-K.

RESULTS OF OPERATIONS

Earnings
Third quarter 1999 earnings of $42 million increased $3 million from 1998's third quarter earnings. Earnings for the nine months ended September 30, 1999 increased $7 million from the year-ago period to $75 million. Earnings for the 12 months ended September 30, 1999 were $84 million, a $36 million increase from the preceding 12-month period. Excluding the extraordinary charge recorded in the fourth quarter of 1997 to write off the generation-related regulatory assets and liabilities of the Registrant's retail electric business, earnings for the 12-month period ended September 30, 1998 were $72 million.

Earnings fluctuated due to many conditions, primarily: weather variations, credits to electric customers, electric rate reductions, competitive market forces, sales growth, fluctuating operating costs, merger-related expenses, changes in interest expense, changes in income and property taxes, a charge for a targeted employee separation plan and an extraordinary charge, as noted above.

The significant items affecting revenues, costs and earnings during the three-month, nine-month and 12-month periods ended September 30, 1999 and 1998 are detailed below.

Electric Operations

Electric Operating Revenues      Variations for periods ended September 30, 1999
                                         from comparable prior-year periods
-------------------------------------------------------------------------------
(Millions of Dollars)               Three Months   Nine Months   Twelve Months
-------------------------------------------------------------------------------
Credit to customers                  $   (8)        $  (8)         $   (8)
Rate variations                          (2)           (8)            (13)
Effect of abnormal weather               (1)          (15)            (25)
Growth and other                          -             8               1
Interchange sales                        42            71              80
-------------------------------------------------------------------------------
                                     $   31         $  48          $   35
-------------------------------------------------------------------------------


Electric revenues for the three months ended September 30, 1999, increased $31 million compared to the prior three- month period primarily driven by an 8 percent increase in interchange sales, due to strong marketing efforts. This increase was partially offset by a residential rate decrease and an estimated credit that the Registrant expects to pay its electric customers for the initial period of a sharing mechanism provided by deregulation legislation (see Note 5 under Notes to Financial Statements for further information).

Electric revenues for the nine months and 12 months ended September 30, 1999, increased $48 million and $35 million, respectively, compared to the comparable year-ago periods, primarily due to increases in interchange sales of 33 percent and 23 percent, respectively, due to strong marketing efforts. These increases were partially offset by a decrease in native sales of 2 percent for each of the nine-month and 12-month periods, primarily due to milder weather. In addition, electric revenues were reduced as a result of a residential rate decrease and an estimated credit that the Registrant expects to pay its electric customers for the initial period of a sharing mechanism provided by deregulation legislation (see Note 5 under to Notes to Financial Statements for further information).

Fuel and Purchased Power
                                 Variations for periods ended September 30, 1999
                                         from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                  Three Months  Nine Months  Twelve Months
--------------------------------------------------------------------------------
Fuel:
  Variation in generation                $   -         $  8          $  (3)
  Price                                     (4)         (16)           (19)
  Generation efficiencies and other         (2)          (4)            (9)
Purchased power variation                   21           37             39
--------------------------------------------------------------------------------
                                        $   15         $ 25          $   8
--------------------------------------------------------------------------------


Fuel and purchased power costs for the three months ended September 30, 1999 increased $15 million over the same period in the prior year primarily as a result of an increase in purchased power resulting from higher sales volume, partially offset by lower fuel prices. Fuel and purchased power costs for the nine months ended September 30, 1999 increased $25 million over the comparable prior year period primarily due to an increase in generation and purchased power resulting from higher sales volume, partially offset by lower fuel prices. The $8 million increase in fuel and purchased power costs for the 12 months ended September 30, 1999 versus the prior-year period was primarily the result of increased purchased power resulting from higher sales volume, partially offset by lower fuel prices.

Gas Operations
Gas revenues for the 12-month period ended September 30, 1999, decreased $17 million compared to the same year-ago period primarily due to a decline in total sales resulting primarily from milder winter weather, partially offset by an Illinois gas rate increase effective February 1999.

Gas costs for the nine months ended September 30, 1999, decreased $3 million compared to the year-ago period due to lower sales. Gas costs for the 12 months ended September 30, 1999, decreased $22 million compared to the year-ago period primarily due to lower sales and lower gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases.

Other operations expenses increased $3 million and $7 million, respectively, for the three months and nine months ended September 30, 1999, compared to the same year-ago periods primarily due to increased injuries and damages expenses based on claims experience, and expenses associated with deregulation in Illinois and the Year 2000 project, partially offset by the 1998 one-time pretax charge of $7 million for the targeted employee separation plan and reduced workforce. Other operations expenses increased $12 million for the 12 months ended September 30, 1999, compared to the same year-ago period, primarily due to increases in expenses associated with deregulation in Illinois and the Year 2000 project, partially offset by the 1998 charge for the targeted separation plan.

Maintenance  expenses  for the three  months,  nine  months and 12 months  ended
September 30, 1999, increased $9 million, $17 million and $11 million, respectively, from the comparable year-ago periods due to increased power plant maintenance.

Other Taxes
Other taxes decreased primarily due to a decrease in gross receipt taxes. This decrease results from the restructuring of the Illinois public utility tax whereby gross receipt taxes are no longer recorded as electric revenue and gross receipt tax expense.

Taxes
Income taxes for the three months, nine months and 12 months ended September 30, 1999, increased $2 million, $3 million and $8 million, respectively, primarily due to higher pretax income.

Balance Sheet
The $17 increase in trade accounts receivable and unbilled revenue was due primarily to higher revenues in August and September 1999 compared to November and December 1998.

Changes in accounts and wages payable, taxes accrued, other accounts and notes receivable, and other current assets resulted from the timing of various payments to taxing authorities and suppliers. The $91 million increase in intercompany notes payable is due to funds borrowed from a utility money pool (see Note 6 under Notes to Financial Statements for further information).

The $11 million increase in other current liabilities was primarily due to the estimated credit to Illinois electric customers recorded in the third quarter of 1999 for the initial period of a sharing mechanism provided by deregulation legislation (see Note 5 under Notes to Financial Statements for further information). The remaining variance is a result of the timing of various payments to suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $163 million for the nine months ended September 30, 1999, compared to $98 million during the same 1998 period.

Cash flows used in investing activities totaled $81 million and $46 million for the nine months ended September 30, 1999 and 1998, respectively. Construction expenditures for the nine months ended September 30, 1999, for constructing new or improving existing facilities were $81 million. Capital requirements for the remainder of 1999 are expected to be principally for construction expenditures.

Cash flows used in financing activities totaled $72 million for the nine months ended September 30, 1999, compared to $67 million during the same 1998 period. The Registrant's principal financing activities for the period included the redemption of $107 million of debt and the payment of dividends, partially offset by the issuance of intercompany notes payable.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 10 to 45 days). At September 30, 1999, the Registrant had committed bank lines of credit aggregating $30 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At September 30, 1999, the Registrant had no outstanding short-term borrowings other than $91 million of intercompany notes payable.

Also, Ameren has a bank credit agreement due 2002, which permits the borrowing of up to $200 million on a short-term basis. This credit agreement is available to Ameren and its subsidiaries, including the Registrant. As of September 30, 1999, $132 million was available for the Registrant's use.

The Registrant, in the ordinary course of business, explores opportunities to reduce its cost in order to remain competitive in the marketplace. Areas where the Company focuses its review include, but are not limited to, labor costs and fuel supply costs. In the labor area, the Registrant is currently in negotiations with many of the Registrant's major collective bargaining units in an effort to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages. In the fuel supply area, the Registrant explores alternatives to effectively manage its overall fuel costs. These alternatives include diversifying fuel sources for use at the Registrant's fossil plants (e.g. utilizing low sulfur versus high sulfur coal), as well as restructuring or terminating existing contracts with suppliers.

Certain of these reduction alternatives could result in additional investments being made at the Registrant's power plants in order to utilize different types of coal, or could require nonrecurring payments of employee separation benefits or nonrecurring payments to restructure or terminate an existing fuel contract with a supplier. Management is unable to predict which (if any), and to what extent, these alternatives to reduce its overall cost structure will be executed, as well as determine the impact of these actions on the Registrant's future financial position, results of operations or cash flows.

RATE MATTERS

In March 1999, the Registrant filed delivery service tariffs with the Illinois Commerce Commission (ICC) to comply with the requirements of the Electric Service Customer Choice and Rate Relief Law of 1997. These tariffs would be used by electric customers who choose to purchase their power from an alternate supplier. On August 25, 1999, the ICC issued an order approving the delivery services tariffs, with an allowed rate of return on equity of 10.45%. The Registrant and AmerenUE filed a joint petition for rehearing of that order requesting the ICC to alter its conclusions on a number of issues. On October 13, 1999, the ICC granted a rehearing on certain issues. An order on this reopened proceeding is expected in early 2000.

In August 1999, Ameren filed a transmission system rate case with the Federal Energy Regulatory Commission (FERC). This filing was primarily designed to implement rates, terms and conditions for transmission service for those retail customers in Illinois which choose other suppliers. On October 14, 1999, the FERC issued an order suspending the proposed rates until March 25, 2000. Ameren filed in response an emergency request for rehearing which requested that the portion of the filing which related to retail access in Illinois be placed into effect as of October 1, 1999 to coincide with the start of retail competition in Illinois. An order from the FERC to this request is expected shortly. An initial decision as to Ameren's overall filing is expected in early 2001.

See Note 5 under Notes to Financial Statements for further discussion of Rate Matters.

ELECTRIC INDUSTRY RESTRUCTURING

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy in Illinois.

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 24 percent of the Registrant's total sales. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000, and to residential customers on May 1, 2002.

In conjunction with another provision of the Law, in July 1999, AmerenCIPS filed a notice with the ICC that it intends to transfer AmerenCIPS' generating facilities (all in Illinois) to a new unregulated subsidiary of Ameren. The formation of the new generating subsidiary, as well as the transfer of AmerenCIPS' generating assets and liabilities (at historical net book value) and certain power sales contracts, will be subject to regulatory proceedings. Regulatory approval was received from the ICC on October 13, 1999. Other regulatory approvals are required from the Federal Energy Regulatory Commission and the Missouri Public Service Commission. In addition to the AmerenCIPS facilities, the generating subsidiary will include substantially all of the combustion turbine generators which Ameren has committed to acquire. The new subsidiary is expected to be operational sometime in 2000, subject to the outcome of these regulatory proceedings.

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

The proposed transfer of generating assets and liabilities had no effect on the Registrant's financial statements as of September 30, 1999.

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

The implementation/testing phase for all mission critical systems was completed by September 30, 1999. The implementation/testing phase for all other components/applications is approximately 98 percent complete as of September 30, 1999.

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

Ameren has also addressed the impact of electric power grid problems that may occur outside of its own electric system. Ameren has conducted Year 2000 electric power grid impact planning through the system's various electric interconnection affiliations and is working with the Mid-American Interchange Network (MAIN) and the North American Electric Reliability Council (NERC) to
plan Year 2000 operational preparedness and restoration scenarios. As of September 30, 1999, Ameren has completed its assessment, planning, and implementation/testing phases for mission critical items as identified by NERC. As a result, Ameren has been added to the "Ready" list being compiled by NERC as it assesses readiness of the regional and national electric grid. Through the Electric Power Research Institute (EPRI), an industry-wide effort has been established to deal with Year 2000 problems affecting digital systems and equipment used by the nation's electric power companies. Under this effort, participating utilities are working together to assess specific vendors' system problems and test plans. The assessment is being shared with EPRI participants to facilitate Year 2000 problem solving.

In addressing the Year 2000 Issue, Ameren will incur internal labor costs as well as external consulting and other expenses to prepare for the new century. Ameren estimates that its external costs (consulting fees and related costs) for addressing the Year 2000 Issue will range from $10 million to $15 million. As of September 30, 1999, Ameren had expended approximately $8 million. Ameren's plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. The following discussion of Ameren's, including AmerenCIPS', risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

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

If interest rates increase 1 percent in 2000 as compared to 1999, the Registrant's interest expense would increase and net income would decrease by approximately $1 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt, commercial paper and auction market preferred stock as of September 30, 1999, continued to be outstanding throughout 2000, and that the average interest rates for these instruments increased 1 percent over 1999. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

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

As of September 30, 1999, the fair value of derivative financial instruments exposed to commodity price risk was immaterial.

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance and the Year 2000 Issue. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Registrant's business at both the state and Federal levels; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant performance; the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)


                                                             September 30,   December 31,
ASSETS                                                            1999         1998
------                                                       -------------   ------------
Property and plant, at original cost:
   Electric                                                     $2,400,383   $2,381,682
   Gas                                                             265,459      259,656
                                                                ----------   ----------
                                                                 2,665,842    2,641,338
   Less accumulated depreciation and amortization                1,246,472    1,192,108
                                                                ----------   ----------
                                                                 1,419,370    1,449,230
Construction work in progress                                       61,370       16,220
                                                                ----------   ----------
         Total property and plant, net                           1,480,740    1,465,450
                                                                ----------   ----------

Other assets                                                        29,526       31,904

Current assets:
   Cash and cash equivalents                                        21,351       10,180
   Accounts receivable - trade (less allowance for doubtful
         accounts of $2,593 and $1,714, respectively)               52,191       44,494
   Unbilled revenue                                                 62,397       53,120
   Other accounts and notes receivable                              41,797       16,486

   Materials and supplies, at average cost -
      Fossil fuel                                                   46,290       50,791
      Other                                                         35,181       36,047
   Other                                                            10,602        8,214
                                                                ----------   ----------
         Total current assets                                      269,809      219,332
                                                                ----------   ----------
Regulatory assets:
   Deferred income taxes                                            22,339       24,797
   Other                                                            19,214       22,914
                                                                ----------   ----------
         Total regulatory assets                                    41,553       47,711
                                                                ----------   ----------
Total Assets                                                    $1,821,628   $1,764,397
                                                                ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value, authorized 45,000,000 shares -
     outstanding 25,452,373 shares                              $  120,033   $  120,033
   Retained earnings                                               477,525      455,337
                                                                ----------   ----------
         Total common stockholders' equity                         597,558      575,370
   Preferred stock not subject to mandatory redemption              80,000       80,000
   Long-term debt                                                  493,586      528,446
                                                                ----------   ----------
        Total capitalization                                     1,171,144    1,183,816
                                                                ----------   ----------
Current liabilities:
   Current maturity of long-term debt                               35,000       60,000
   Short-term debt                                                    --         46,700
   Intercompany notes payable                                       91,200         --
   Accounts and wages payable                                       88,743       61,609
   Accumulated deferred income taxes                                22,312       21,386
   Taxes accrued                                                    26,799       13,201
   Other                                                            45,200       34,454
                                                                ----------   ----------
         Total current liabilities                                 309,254      237,350
                                                                ----------   ----------
Accumulated deferred income taxes                                  222,174      234,119
Accumulated deferred investment tax credits                         32,794       34,657
Regulatory liability                                                35,409       39,621
Other deferred credits and liabilities                              50,853       34,834
                                                                ----------   ----------
Total Capital and Liabilities                                   $1,821,628   $1,764,397
                                                                ==========   ==========


See Notes to Financial Statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)




                                              Three Months Ended         Nine Months Ended        Twelve Months Ended
                                                  September 30,            September 30,              September 30,
                                             ----------------------    ----------------------    ----------------------
                                                1999         1998         1999         1998         1999         1998
                                                ----         ----         ----         ----         ----         ----

 OPERATING REVENUES:
    Electric                                $ 261,453    $ 230,422    $ 617,029    $ 568,866    $ 770,081    $ 734,692
    Gas                                        17,874       16,253       91,999       92,153      125,352      142,534
                                            ---------    ---------    ---------    ---------    ---------    ---------
 Total operating revenues                     279,327      246,675      709,028      661,019      895,433      877,226

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                82,072       66,965      208,304      183,143      255,246      246,763
       Gas                                      7,324        6,517       50,326       53,372       66,304       87,657
       Other                                   54,944       51,941      140,923      134,092      186,308      174,071
                                            ---------    ---------    ---------    ---------    ---------    ---------
                                              144,340      125,423      399,553      370,607      507,858      508,491
    Maintenance                                24,741       16,232       67,309       50,153       88,698       77,749
    Depreciation and amortization              20,141       17,357       60,330       54,791       79,862       75,233
    Income taxes                               26,204       24,484       43,380       40,113       49,036       40,970
    Other taxes                                10,056       12,556       29,921       44,571       42,184       58,668
                                            ---------    ---------    ---------    ---------    ---------    ---------
       Total operating expenses               225,482      196,052      600,493      560,235      767,638      761,111

 OPERATING INCOME                              53,845       50,623      108,535      100,784      127,795      116,115

 OTHER INCOME AND DEDUCTIONS:
    Allowance for equity funds used
       during construction                         (9)          (4)          (8)          45          (37)         447
    Miscellaneous, net                            533         (834)       1,614         (545)       1,204       (3,713)
                                            ---------    ---------    ---------    ---------    ---------    ---------
        Total other income and deductions         524         (838)       1,606         (500)       1,167       (3,266)

 INCOME BEFORE
    INTEREST CHARGES                           54,369       49,785      110,141      100,284      128,962      112,849

 INTEREST CHARGES:
    Interest                                   10,748       10,423       31,906       30,126       41,819       38,472
    Allowance for borrowed funds
       used during construction                   338         (310)         (43)        (981)        (143)      (1,283)
                                            ---------    ---------    ---------    ---------    ---------    ---------
    Net interest charges                       11,086       10,113       31,863       29,145       41,676       37,189

 INCOME BEFORE
    EXTRAORDINARY CHARGE                       43,283       39,672       78,278       71,139       87,286       75,660
                                            ---------    ---------    ---------    ---------    ---------    ---------

 EXTRAORDINARY CHARGE
   (NET OF INCOME TAXES)                         --           --           --           --           --        (24,853)
                                            ---------    ---------    ---------    ---------    ---------    ---------
NET INCOME                                     43,283       39,672       78,278       71,139       87,286       50,807

PREFERRED STOCK DIVIDENDS                         957          936        2,842        2,801        3,786        3,734
                                            ---------    ---------    ---------    ---------    ---------    ---------

NET INCOME AFTER PREFERRED
   STOCK DIVIDENDS                          $  42,326    $  38,736    $  75,436    $  68,338    $  83,500    $  47,073
                                            =========    =========    =========    =========    =========    =========



See Notes to Financial Statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)



                                                            Nine Months Ended
                                                             September 30,
                                                           1999         1998
Cash Flows From Operating:
   Net income                                          $  78,278    $  71,139
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     60,330       54,791
        Allowance for funds used during construction         (35)      (1,026)
        Deferred income taxes, net                       (12,774)      (9,760)
        Deferred investment tax credits, net              (1,863)      (4,573)
        Changes in assets and liabilities:
           Receivables, net                              (42,285)     (36,417)
           Materials and supplies                          5,367       (6,942)
           Accounts and wages payable                     27,134      (13,590)
           Taxes accrued                                  13,598        9,186
           Other, net                                     35,741       35,163
                                                       ---------    ---------
Net cash provided by operating activities                163,491       97,971

Cash Flows From Investing:
   Construction expenditures                             (80,601)     (46,911)
   Allowance for funds used during construction               35        1,026
                                                       ---------    ---------
Net cash used in investing activities                    (80,566)     (45,885)

Cash Flows From Financing:
   Dividends on common stock                             (53,297)     (53,297)
   Dividends on preferred stock                           (2,957)      (3,035)
   Redemptions -
      Short-term debt                                    (46,700)     (11,166)
      Long-term debt                                     (60,000)     (10,000)
   Issuances -
      Long-term debt                                        --         10,000
      Intercompany notes payable                          91,200         --
                                                       ---------    ---------
Net cash used in financing activities                    (71,754)     (67,498)
                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents      11,171      (15,412)
Cash and cash equivalents at beginning of year            10,180       28,140
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  21,351    $  12,728
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  28,990    $  29,650
   Income taxes, net                                   $  39,983    $  37,940


See Notes to Financial Statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999


Note 1 - Central Illinois Public Service Company (AmerenCIPS or the Registrant) is a wholly-owned subsidiary of Ameren Corporation (Ameren), which is the parent company of two utility operating companies, the Registrant and Union Electric Company (AmerenUE). Ameren is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) formed in December 1997 upon the merger of CIPSCO Incorporated (the Registrant's former parent) and AmerenUE (the Merger). Both Ameren and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Illinois and Missouri. Contracts among the companies--dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company. The Registrant serves 400,000 electric and 175,000 gas customers in a 20,000 square-mile region of central and southern Illinois.

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

Note 3 - In the opinion of the Registrant, the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the periods presented. The Registrant's financial statements were prepared to permit the information required in the Financial Data Schedule (FDS), Exhibit 27, to be directly extracted from the filed statements. The FDS amounts correspond to or are calculable from the amounts reported in the financial statements or notes thereto.

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 1999 and 1998, are not necessarily indicative of trends for any three-month, nine-month or 12-month period.

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

The Law also contains a provision requiring one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2004 to be refunded to the Registrant's customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5 percent of the two-year average of an Index, as defined in the Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the 30-year U. S. Treasury bonds plus prescribed percentages ranging from 4 percent to 5 percent. In July 1999, Senate Bill 24 was passed which increased the prescribed percentages to 7 percent beginning in 2000. Filings must be made with the Illinois Commerce Commission on or before March 31 of each year 2000 through 2005. As of September 30, 1999, the Registrant recorded an estimated $8 million credit that it expects to return to its customers under the Law for the two year period ended December 31, 1999.

Note 6 - The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $32 million and $2 million, respectively, as of September 30, 1999 and December 31, 1998. Intercompany payables included in accounts and wages payable totaled approximately $33 and $12 million, respectively, as of September 30, 1999 and December 31, 1998.

In March 1999, the Registrant, along with Ameren Services Company and AmerenUE, entered into a utility money pool agreement to coordinate and provide for certain short-term cash and working capital requirements. Borrowings under the agreement are limited to $500 million and are due on demand or within one year. Interest is calculated at varying rates depending on the composition of internal and external funds in the money pool. The money pool is administered by Ameren Services Company. The Registrant recorded an intercompany note payable of $91 million, representing funds borrowed from the utility money pool as of September 30, 1999.

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


Note 8 - Segment information for the three month, nine month and 12 month periods ended September 30, 1999 and 1998 is as follows:

----------------------------------------------------------------------------------------

(in thousands)                                Electric          Gas            Total
----------------------------------------------------------------------------------------

Three months ended September 30, 1999:

Revenues                                    $261,453          $17,874         $279,327
Operating Income                              53,763               82           53,845
----------------------------------------------------------------------------------------

Three months ended September 30, 1998:

Revenues                                    $230,422          $16,253         $246,675
Operating Income (Loss)                       50,880             (257)          50,623
----------------------------------------------------------------------------------------

Nine months ended September 30, 1999:

Revenues                                    $617,029          $91,999         $709,028
Operating Income                             102,182            6,353          108,535
----------------------------------------------------------------------------------------

Nine months ended September 30, 1998:

Revenues                                    $568,866          $92,153         $661,019
Operating Income                              97,806            2,978          100,784
----------------------------------------------------------------------------------------

12 months ended September 30, 1999:

Revenues                                    $770,081         $125,352         $895,433
Operating Income                             119,358            8,437          127,795
----------------------------------------------------------------------------------------

12 months ended September 30, 1998:

Revenues                                    $734,692         $142,534         $877,226
Operating Income                             109,773            6,342          116,115
----------------------------------------------------------------------------------------



Note 9 - Certain reclassifications were made to prior-year financial statements to conform to current-period presentation.

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         On August 26, 1999, the Board of Directors of the Registrant amended its By-Laws to change the date for holding its annual meeting of stockholders to the fourth Tuesday of April in each year to coincide with the annual meeting date of its parent, Ameren Corporation.

         In addition, the By-Laws were amended to include a requirement that stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by the Secretary of the Registrant not later than 60 nor earlier than 90 days prior to the first anniversary of the preceding year's annual meeting. Consequently, for the Registrant's annual meeting of stockholders for the year 2000, stockholders who intend to submit a stockholder proposal or director nomination in person at the meeting must provide written notice by not later than February 22, 2000 or earlier than January 23, 2000.

         Any stockholder proposal intended for inclusion in the proxy material for the Registrant's 2000 annual meeting of stockholders must be received by the Registrant by December 1, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               Exhibit 3(ii)-By-Laws of Central Illinois Public Service Company, as amended as of August 26, 1999.

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended September 30, 1999.

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

                                          CENTRAL ILLINOIS PUBLIC
                                             SERVICE COMPANY
                                               (Registrant)


                                         By   /s/ Warner L. Baxter
                                            -----------------------
                                                Warner L. Baxter
                                         Vice President and Controller
                                         (Principal Accounting Officer)

Date:  November 15, 1999