Form 10-Q
period 2000-03-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2000-05-15
CIK 18654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended March 31, 2000

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


                     Yes          X     .      No               .
                           -------------            ------------


Shares  outstanding of each of registrant's  classes of common stock as of April
 30, 2000:Common Stock, no par value, held by Ameren Corporation (parent company of Registrant) - 25,452,373

                     Central Illinois Public Service Company

                                      Index

                                                                       Page No.

Part I   Financial Information (Unaudited)

         Management's Discussion and Analysis                             2

         Quantitative and Qualitative Disclosure
         About Market Risk                                                5

         Balance Sheet
         - March 31, 2000 and December 31, 1999                           7

         Statement of Income
         - Three months and 12 months ended
            March 31, 2000 and 1999                                       8

         Statement of Cash Flows
         - Three months ended March 31, 2000 and 1999                     9

         Notes to Financial Statements                                   10


Part II  Other Information                                               12

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

The following discussion and analysis should be read in conjunction with the Notes to Financial Statements beginning on page 10, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements and the Notes to Financial Statements appearing in the Registrant's 1999 Form 10-K.

RESULTS OF OPERATIONS

Earnings
First quarter 2000 earnings of $25 million increased $12 million from 1999's first quarter earnings. Earnings for the 12 months ended March 31, 2000 were $62 million, a $16 million decrease from the preceding 12-month period.

Earnings fluctuated due to many conditions, primarily: sales growth, weather variations, electric rate reductions, gas rate increases, competitive market forces, fluctuating operating costs, changes in interest expense, changes in income and property taxes and nonrecurring charges for a targeted employee separation plan and for coal contract termination payments.

The significant items affecting revenues, costs and earnings during the three-month and 12-month periods ended March 31, 2000 and 1999 are detailed below.

Electric Operations

Electric Operating Revenues      Variations for periods ended March 31, 2000
                                    from comparable prior-year periods
---------------------------------------------------------------------
(Millions of Dollars)              Three Months       Twelve Months
---------------------------------------------------------------------
Rate variations                     $    -              $   (4)
Effect of abnormal weather              (1)                (17)
Growth and other                        15                  23
Interchange sales                       33                 113
---------------------------------------------------------------------
                                    $   47              $  115
---------------------------------------------------------------------


Electric revenues for the three months ended March 31, 2000, increased $47 million compared to the prior three- month period primarily driven by a 61 percent increase in interchange sales, due to strong marketing efforts, and a 29 percent increase in native sales. The increase in native sales was primarily due to increased wholesale and industrial sales, partially offset by lower residential and commercial sales, due to milder weather.

Electric revenues for the 12 months ended March 31, 2000, increased $115 million, compared to the same prior year period, primarily due to increases in interchange sales of 39 percent, due to strong marketing efforts and increases in native sales of 6 percent. The increase in native sales was primarily due to increased wholesale and industrial sales, partially offset by reductions in weather sensitive residential and commercial sales of 2 percent and 9 percent, respectively. Electric revenues were further reduced by a residential rate decrease.

Fuel and Purchased Power             Variations for periods ended March 31, 2000
                                         from comparable prior-year periods
-----------------------------------------------------------------------------
(Millions of Dollars)                    Three Months        Twelve Months
-----------------------------------------------------------------------------
Fuel:
    Generation                             $  11                 $  16
    Price                                     (5)                  (18)
    Generation efficiencies and other          1                    (2)
    Coal contract termination payments         -                    52
Purchased power                               19                    57
-----------------------------------------------------------------------------
                                           $  26                 $ 105
-----------------------------------------------------------------------------


Fuel and  purchased  power  costs  for the three  months  ended  March 31,  2000 increased $26 million over the same period in the prior year primarily as a result of increased generation and purchased power resulting from higher sales volume, partially offset by lower fuel prices. The $105 million increase in fuel and purchased power costs for the 12 months ended March 31, 2000 versus the prior-year period was primarily the result of increased generation and purchased power resulting from higher sales volume and coal contract termination payments, partially offset by lower fuel prices.

Gas Operations
Gas revenues for the 12-month period ended March 31, 2000 increased $5 million compared to the same year-ago period primarily due to a gas rate increase which became effective in February 1999 and higher gas costs recovered through the Registrant's purchased gas adjustment clause. These increases were partially offset by a 15 percent decline in retail sales, as well as a decrease in off-system sales to others.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and benefit increases, in addition to a charge for the targeted separation plan.

Other operations expenses increased $3 million for the three months ended March 31, 2000 compared to the same year-ago period primarily due to increased professional services, partially offset by lower employee benefit costs. Other operations expenses increased $15 million for the 12 months ended March 31, 2000, compared to the same year-ago period, primarily due to increased postretirement expenses resulting from changes in actuarial assumptions, increased injuries and damages expenses based on claims experience and expenses associated with deregulation in Illinois. These increases were partially offset by a reduced workforce, coupled with the fact that expenses for the twelve months ended June 30, 1999 included a nonrecurring pretax charge for a targeted separation plan of $7 million.

Maintenance expenses for the 12 months ended March 31, 2000 increased $28 million from the comparable year-ago period due to increased power plant maintenance.

Taxes
Income taxes for the three months ended March 31, 2000, increased $8 million, primarily due to higher pretax income. Income taxes for the 12 months ended March 31, 2000, decreased $8 million, primarily due to lower pretax income.

Other taxes for the 12 months ended March 31, 2000, decreased $8 million primarily due to a decrease in gross receipt taxes. This decrease results from the restructuring of the Illinois public utility tax whereby gross receipt taxes are no longer recorded as electric revenue and gross receipt tax expense.

Other Income and Deductions
For the 12 months ended March 31, 2000, miscellaneous net increased $3 million, compared to the same period in the prior year, primarily due to losses on the disposal of property realized in 1998.

Balance Sheet
Changes in accounts and wages payable, taxes accrued, other accounts and notes receivable, and other current assets resulted from the timing of various payments to taxing authorities and suppliers. The $21 million decrease in intercompany notes payable is due to funds borrowed from a utility money pool (see Note 5 under Notes to Financial Statements for further information).


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $66 million for the quarter ended March 31, 2000, compared to $50 million during the same 1999 period.

Cash flows used in investing activities totaled $20 million and $22 million for the three months ended March 31, 2000 and 1999, respectively. Construction expenditures for the three months ended March 31, 2000, for constructing new or improving existing facilities, were $20 million.

Cash flows used in financing activities totaled $45 million for the three months ended March 31, 2000, compared to $38 million during the same 1999 period. The Registrant's principal financing activities for the quarter included the redemption of long-term debt and intercompany notes payable and the payment of dividends, partially offset by the issuance of long-term debt. Proceeds from the issuance of the long-term debt have been set aside in an environmental bond redemption fund to be used to retire existing long-term indebtedness in the second quarter.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $125 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At March 31, 2000, the Registrant had committed bank lines of credit aggregating $30 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At March 31, 2000, the Registrant had no outstanding short-term borrowings.

Also, the Registrant has the ability to borrow up to approximately $950 million from Ameren or AmerenUE through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company, another subsidiary of Ameren. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At March 31, 2000, the Registrant had $112 million of intercompany borrowings outstanding and $701 million available through the regulated money pool.

The Registrant, in the ordinary course of business, explores opportunities to reduce its cost in order to remain competitive in the marketplace. Areas where the Registrant focuses its review include, but are not limited to, labor costs and fuel supply costs. In the labor area, the Registrant has reached agreements with all of the Registrant's major collective bargaining units which will permit it to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages. In the fuel supply area, the Registrant explores alternatives to effectively manage its overall fuel costs. These alternatives include diversifying fuel sources for use at the Registrant's power plants (e.g. utilizing low-sulfur versus high-sulfur coal), as well as restructuring or terminating existing contracts with suppliers.

Certain of these cost reduction alternatives could result in additional investments being made at the Registrant's power plants in order to utilize different types of coal, or could require nonrecurring payments of employee separation benefits or nonrecurring payments to restructure or terminate an existing fuel contract with a supplier. Management is unable to predict which (if any), and to what extent, these alternatives to reduce its overall cost structure will be executed. Management is unable to determine the impact of these actions on the Registrant's future financial position, results of operations or liquidity.


ELECTRIC INDUSTRY RESTRUCTURING

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy at retail in Illinois.

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 24 percent of the Registrant's total sales. As of March 31, 2000, the impact of retail direct access on the Registrant's financial condition, results of operation or liquidity was immaterial. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000, and to residential customers on May 1, 2002.

In conjunction with another provision of the Law, on May 1, 2000, following the receipt of all required State and Federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of AmerenEnergy Resources Company, a wholly-owned subsidiary of Ameren, in exchange for a promissory note from Generating Company in the principal amount of approximately $600 million and Generating Company common stock. The promissory note has a term of five years and bears interest at 7 percent based on a 10-year amortization. The transferred assets represent a generating capacity of approximately 2,900 megawatts.
Approximately 45 percent of the Registrant's employees were transferred to Generating Company as a part of the transaction.

Also on May 1, 2000, an electric power supply agreement was entered into between Generating Company and its newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly-owned subsidiary of AmerenEnergy Resources Company. On the same date, Marketing Company entered into an electric power supply agreement with the Registrant to supply it sufficient power to meet native load requirements. This agreement expires December 31, 2004.

The creation of the new subsidiaries and the transfer of the Registrant's generating assets and liabilities had no effect on the financial statements of the Registrant as of the date of transfer.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, equity prices, commodity prices, etc.). The following discussion of Ameren's, including AmerenCIPS', risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren also faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risk and are not represented in the following analysis.

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

If interest rates increase one percentage point in 2001 as compared to 2000, the Registrant's interest expense would increase and net income would decrease by approximately $1 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt, commercial paper and auction market preferred stock as of March 31, 2000, continued to be outstanding throughout 2001, and that the average interest rates for these instruments increased one percentage point over 2000. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas and fuel and electricity. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has a Purchased Gas Adjustment Clause (PGA) in place. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas.

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

AmerenEnergy utilizes several techniques to mitigate its market risk for electricity, including utilizing derivative financial instruments. A derivative is a contract whose value is dependent on or derived from the value of some underlying asset. The derivative financial instruments that AmerenEnergy is allowed to utilize (which include forward contracts, futures contracts and option contracts) are dictated by a risk management policy, which has been reviewed with the Auditing Committee of Ameren's Board of Directors. Compliance with the risk management policy is the responsibility of a risk management steering committee, consisting of Ameren officers and an independent risk management officer at AmerenEnergy.

As of March 31, 2000, the fair value of derivative financial instruments exposed to commodity price risk was immaterial.


SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance and the Year 2000 Issue. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Registrant's business at both the State and Federal levels; future market prices for fuel and purchased power, electricity, and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; fuel prices and availability; generation plant performance; the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                                    ---------
                      (Thousands of Dollars, Except Shares)


                                                                 March 31,  December 31,
ASSETS                                                             2000         1999
------                                                          ----------   ----------
Property and plant, at original cost:
   Electric                                                     $2,460,012   $2,422,002
   Gas                                                             270,029      267,909
                                                                ----------   ----------
                                                                 2,730,041    2,689,911
   Less accumulated depreciation and amortization                1,271,760    1,260,582
                                                                ----------   ----------
                                                                 1,458,281    1,429,329
Construction work in progress                                       12,184       43,435
                                                                ----------   ----------
         Total property and plant, net                           1,470,465    1,472,764
                                                                ----------   ----------

Other assets                                                        17,831       17,722

Current assets:
   Cash and cash equivalents                                        13,176       12,536
   Environmental bond redemption fund                               51,100         --
   Accounts receivable - trade (less allowance for doubtful
         accounts of $2,184 and $1,828, respectively)               64,214       48,703
   Unbilled revenue                                                 55,279       75,884
   Other accounts and notes receivable                              20,363       20,875

   Materials and supplies, at average cost -
      Fossil fuel                                                   39,084       47,291
      Other                                                         29,319       33,931
   Other                                                             9,787       10,387
                                                                ----------   ----------
         Total current assets                                      282,322      249,607
                                                                ----------   ----------
Regulatory assets:
   Deferred income taxes                                            21,520       21,520
   Other                                                             8,264       20,141
                                                                ----------   ----------
         Total regulatory assets                                    29,784       41,661
                                                                ----------   ----------
Total Assets                                                    $1,800,402   $1,781,754
                                                                ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value, 45,000,000 shares authorized -
     25,452,373 shares outstanding                              $  120,033   $  120,033
   Retained earnings                                               421,594      414,345
                                                                ----------   ----------
         Total common stockholder's equity                         541,627      534,378
   Preferred stock not subject to mandatory redemption              80,000       80,000
   Long-term debt                                                  488,086      493,625
                                                                ----------   ----------
        Total capitalization                                     1,109,713    1,108,003
                                                                ----------   ----------
Current liabilities:
   Current maturity of long-term debt                               87,000       35,000
   Intercompany notes payable                                      111,720      132,900
   Accounts and wages payable                                       61,143       82,800
   Accumulated deferred income taxes                                22,621       22,621
   Taxes accrued                                                    51,003       32,145
   Other                                                            41,279       39,619
                                                                ----------   ----------
         Total current liabilities                                 374,766      345,085
                                                                ----------   ----------
Accumulated deferred income taxes                                  210,078      216,661
Accumulated deferred investment tax credits                         33,368       32,169
Regulatory liability                                                36,981       34,004
Other deferred credits and liabilities                              35,496       45,832
                                                                ----------   ----------
Total Capital and Liabilities                                   $1,800,402   $1,781,754
                                                                ==========   ==========


See Notes to Financial Statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                                    ---------
                             (Thousands of Dollars)


                                                  Three Months Ended     Twelve Months Ended
                                                      March 31,               March 31,
                                                 -------------------     --------------------
                                                  2000        1999         2000         1999
                                                  ----        ----         ----         ----

 OPERATING REVENUES:
    Electric                                  $ 202,503    $ 155,240    $ 842,739    $ 727,887
    Gas                                          52,824       52,532      132,938      127,794
                                              ---------    ---------    ---------    ---------
 Total operating revenues                       255,327      207,772      975,677      855,681

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                  81,630       55,690      340,148      234,693
       Gas                                       31,714       33,250       71,816       70,375
       Other                                     42,996       40,398      193,220      178,581
                                              ---------    ---------    ---------    ---------
                                                156,340      129,338      605,184      483,649
    Maintenance                                  16,504       17,407      102,679       75,114
    Depreciation and amortization                21,350       20,740       81,167       76,241
    Income taxes                                 14,163        5,979       38,957       47,400
    Other taxes                                  11,236        9,599       41,950       50,256
                                              ---------    ---------    ---------    ---------
       Total operating expenses                 219,593      183,063      869,937      732,660

 OPERATING INCOME                                35,734       24,709      105,740      123,021

 OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                         --             (6)          (2)         (36)
    Miscellaneous, net                              377          356        2,051         (953)
                                              ---------    ---------    ---------    ---------
        Total other income and (deductions)         377          350        2,049         (989)

 INCOME BEFORE
    INTEREST CHARGES                             36,111       25,059      107,789      122,032

 INTEREST CHARGES:
    Interest                                      9,559       10,815       41,480       40,422
    Allowance for borrowed funds
       used during construction                     220          (71)         312         (734)
                                              ---------    ---------    ---------    ---------
    Net interest charges                          9,779       10,744       41,792       39,688
                                              ---------    ---------    ---------    ---------

NET INCOME                                       26,332       14,315       65,997       82,344

PREFERRED STOCK DIVIDENDS                           993          968        3,858        3,729
                                              ---------    ---------    ---------    ---------
NET INCOME AFTER PREFERRED
   STOCK DIVIDENDS                            $  25,339    $  13,347    $  62,139    $  78,615
                                              =========    =========    =========    =========


See Notes to Financial Statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                    ---------
                             (Thousands of Dollars)




                                                          Three Months Ended
                                                              March 31,
                                                          ------------------
                                                          2000        1999
                                                          ----        ----
Cash Flows From Operating:
   Net income                                          $ 26,332    $ 14,315
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    21,350      20,740
        Allowance for funds used during construction        220         (65)
        Deferred income taxes, net                       (1,792)     (4,975)
        Deferred investment tax credits, net              1,199        (621)
        Changes in assets and liabilities:
           Receivables, net                               5,606      (5,278)
           Materials and supplies                        12,819       8,657
           Accounts and wages payable                   (21,657)     (4,690)
           Taxes accrued                                 18,858       9,641
           Other, net                                     2,797      12,187
                                                       --------    --------
Net cash provided by operating activities                65,732      49,911

Cash Flows From Investing:
   Construction expenditures                            (19,642)    (22,075)
   Allowance for funds used during construction            (220)         65
                                                       --------    --------
Net cash used in investing activities                   (19,862)    (22,010)

Cash Flows From Financing:
   Dividends on common stock                            (18,057)    (17,155)
   Dividends on preferred stock                            (993)       (926)
   Environmental bond redemption fund                   (51,100)       --
   Redemptions -
      Short-term debt                                      --       (15,000)
      Long-term debt                                     (5,000)     (5,000)
      Intercompany notes payable                        (21,180)       --
   Issuances -
      Long-term debt                                     51,100        --
                                                       --------    --------
Net cash used in financing activities                   (45,230)    (38,081)
                                                       --------    --------

Net change in cash and cash equivalents                     640     (10,180)
Cash and cash equivalents at beginning of year           12,536      10,180
                                                       --------    --------
Cash and cash equivalents at end of period             $ 13,176    $   --
                                                       ========    ========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  9,678    $  8,750
   Income taxes, net                                   $   --      $    754


See Notes to Financial Statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2000


Note 1 - Central Illinois Public Service Company (AmerenCIPS or the Registrant) is a subsidiary of Ameren Corporation (Ameren), which is the parent company of two utility operating companies, the Registrant and Union Electric Company
(AmerenUE). Ameren is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) formed in December 1997 upon the merger of CIPSCO Incorporated (the Registrant's former parent) and AmerenUE (the Merger). Both Ameren and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Illinois and Missouri. Contracts among the companies--dealing with jointly-operated generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company. The Registrant serves 400,000 electric and 175,000 gas customers in a 20,000 square-mile region of central and southern Illinois.

In conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 (the Law), on May 1, 2000, following the receipt of all required State and Federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of AmerenEnergy Resources Company, a wholly-owned subsidiary of Ameren, in exchange for a promissory note from Generating Company in the principal amount of approximately $600 million and Generating Company common stock. The promissory note has a term of five years and bears interest at 7 percent based on a 10-year amortization. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45 percent of the Registrant's employees were transferred to Generating Company as a part of the transaction.

Also on May 1, 2000, an electric power supply agreement was entered into between Generating Company and its newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly-owned subsidiary of AmerenEnergy Resources Company. On the same date, Marketing Company entered into an electric power supply agreement with the Registrant to supply it sufficient power to meet native load requirements. This agreement expires December 31, 2004.

The Registrant also has a 20 percent interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and operates an electric generating and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

Note 2 - Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the SEC. However, in the opinion of the Registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 1999 Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 2000 and 1999, are not necessarily indicative of trends for any three-month or 12-month period.

Note 5 - The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $15 million and $12 million, respectively, as of March 31, 2000 and December 31, 1999. Intercompany payables included in accounts and wages payable totaled approximately $17 and $35 million, respectively, as of March 31, 2000 and December 31, 1999.

In addition, the Registrant has the ability to borrow up to approximately $950 million from Ameren or AmerenUE or invest funds through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At March 31, 2000, the Registrant had $112 million of intercompany borrowings outstanding and $701million available through the regulated money pool.

Note 6 - Segment information for the three month and 12 month periods ended March 31, 2000 and 1999 is as follows:


--------------------------------------------------------------------------------

(in thousands)                             Electric       Gas           Total
--------------------------------------------------------------------------------

Three months ended March 31, 2000:

Revenues                                 $202,503       $52,824       $255,327
Operating Income                           30,032         5,702         35,734
--------------------------------------------------------------------------------

Three months ended March 31, 1999:

Revenues                                 $155,240       $52,532       $207,772
Operating Income (Loss)                    19,816         4,893         24,709
--------------------------------------------------------------------------------

12 months ended March 31, 2000:

Revenues                                 $842,739       $132,938      $975,677
Operating Income                           95,903          9,837       105,740
--------------------------------------------------------------------------------

12 months ended March 31, 1999:

Revenues                                 $727,887       $127,794      $855,681
Operating Income                          115,795          7,226       123,021
--------------------------------------------------------------------------------


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        -----------------

     Reference is made to "Liquidity and Capital Resources" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 - Commitments and Contingencies in the Notes to Financial Statements in the Registrant's Form 10-K for the year ended December 31, 1999, for information regarding the United States Environmental Protection Agency's
(EPA) issuance in 1997 of National Ambient Air Quality Standards for ozone and particulate matter. In May 1999, the United States Court of Appeals for the District of Columbia Circuit remanded the ambient air quality standard regulations to the EPA for reconsideration. In January and February 2000, the parties to the litigation filed petitions for review before the United States Supreme Court. The Supreme Court has not decided whether to accept the case for review. At this time, the Registrant is unable to predict the ultimate impact of those revised air quality standards on its future financial condition, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     At the annual meeting of stockholders of the Registrant held on April 25, 2000, the following matter was presented to the meeting for a vote and the results of such voting are as follows:

     Item (1) Election of Directors.

                                                                       Non-Voted
                   Name                  For            Withheld        Brokers
                   ----                  ---            --------        -------

     Paul A. Agathen..............    25,940,091         5,854             0
     Warner L. Baxter.............    25,940,226         5,749             0
     Donald E. Brandt.............    25,940,231         5,744             0
     Charles W. Mueller...........    25,940,241         5,734             0
     Gary L. Rainwater............    25,940,236         5,739             0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

     (a)  Exhibits.

          Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended March 31, 2000.

          Exhibit 27 - Financial Data Schedule.

          The following instrument defining the rights of holders of certain unregistered long-term debt of AmerenCIPS has not been filed with the Securities and Exchange Commission but will be furnished upon request.

          1. Loan Agreement dated March 1, 2000, between AmerenCIPS and Illinois Development Finance Authority (IDFA) in connection with the IDFA's $51,100,000 Pollution Control Revenue Refunding Bonds (AmerenCIPS Project) Series 2000A due March 1, 2014.

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


Date:  May 15, 2000