Form 10-Q
period 2000-06-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2000-08-14
CIK 18654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG
    ACT OF 1934

    For Quarterly Period Ended June 30, 2000

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


                          Yes     X  .      No    .
                                ------         ----


Shares  outstanding of each of  registrant's  classes of common stock as of July
  31, 2000: Common Stock, no par value, held by Ameren Corporation (parent company of Registrant) - 25,452,373

                     Central Illinois Public Service Company

                                      Index

                                                                     Page No.

Part I      Financial Information (Unaudited)

            Management's Discussion and Analysis                         2

            Quantitative and Qualitative Disclosures
            About Market Risk                                            5

            Balance Sheet
            - June 30, 2000 and December 31, 1999                        8

            Statement of Income
            - Three months, six months and 12 months ended
               June 30, 2000 and 1999                                    9

            Statement of Cash Flows
            - Six months ended June 30, 2000 and 1999                   10

            Notes to Financial Statements                               11


Part II     Other Information                                           14

9
                    PART I. FINANCIAL INFORMATION (UNAUDITED)

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

On May 1, 2000, following the receipt of all required State and Federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of AmerenEnergy Resources Company (Resources Company), a wholly-owned subsidiary of Ameren (the Transfer). Discussion below under Results of Operations reflects that as a result of the Transfer, interchange sales from May 1, 2000 and sales under certain wholesale contracts are no longer being included in the Registrant's operating revenues and that operating expenses include those expenses it incurs under its traditional transmission and distribution operations, as well as purchased power under an electric power supply agreement with Resources Company's newly created marketing subsidiary. See Electric Industry Restructuring and Note 1 under Notes to Financial Statements for further discussion.

The following discussion and analysis should be read in conjunction with the Notes to Financial Statements beginning on page 11, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements and the Notes to Financial Statements appearing in the Registrant's 1999 Form 10-K.

RESULTS OF OPERATIONS

Earnings
Second quarter 2000 earnings of $19 million were comparable to 1999's second quarter earnings. Earnings for the six months ended June 30, 2000 increased $11 million from the year-ago period to $44 million. Earnings for the 12 months ended June 30, 2000 were $61 million, an $18 million decrease from the preceding 12-month period.

Earnings fluctuated due to many conditions, primarily: sales growth, weather variations, electric rate reductions, the Transfer, a gas rate increase, competitive market forces, fluctuating operating costs, changes in interest expense, changes in income and property taxes and nonrecurring charges for a targeted employee separation plan and for coal contract termination payments.

The significant items affecting revenues, costs and earnings during the three-month, six-month and 12-month periods ended June 30, 2000 and 1999 are detailed below.

Electric Operations

Electric Operating Revenues      Variations for periods ended June 30, 2000
                                     from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)           Three Months      Six Months      Twelve Months
                                ------------      ----------      -------------
--------------------------------------------------------------------------------
Rate variations                  $    -             $    -          $   (1)
Effect of abnormal weather            -                 (2)             (4)
Growth and other                      3                 19              21
Interchange sales                   (34)                (1)             57
--------------------------------------------------------------------------------
                                 $  (31)            $   16          $   73
-------------------------------------------------------------------------------

Electric revenues for the three months ended June 30, 2000, decreased $31 million compared to the prior three- month period primarily due to a 51 percent decrease in interchange sales. As a result of the Transfer, interchange sales are now being recorded at Resources Company.

Electric revenues for the six months ended June 30, 2000, increased $16 million compared to the prior six-month period primarily due to increases in native sales of 21 percent. The increase in native sales was primarily due to increased wholesale, commercial and industrial sales, offset in part by decreased interchange sales as a result of the Transfer.

Electric revenues for the 12 months ended June 30, 2000, increased $73 million, compared to the same prior year period, primarily due to increases in interchange sales of 12 percent, due to strong marketing efforts and increases in native sales of 11 percent. The increase in native sales was primarily due to increased wholesale and industrial sales.


Fuel and Purchased Power                   Variations for periods ended June 30, 2000
                                              from comparable prior-year periods
-----------------------------------------------------------------------------------------
(Millions of Dollars)                 Three Months    Six Months         Twelve Months
                                      ------------    ----------         -------------
-----------------------------------------------------------------------------------------
Fuel:
    Generation                          $  (30)       $  (19)              $  (10)
    Price                                   (2)           (6)                 (12)
    Generation efficiencies and other       (3)           (3)                  (8)
    Coal contract termination payments       -             -                   52
Purchased power                             47            66                   90
-----------------------------------------------------------------------------------------
                                        $   12        $   38               $  112
-----------------------------------------------------------------------------------------


Fuel and purchased power costs for the three and six months ended June 30, 2000 increased $12 million and $38 million, respectively, versus the prior year periods, primarily due to an overall net increase in generation and purchased power resulting from higher native sales and higher purchased power costs under the provisions of the Power Supply Agreement entered into as part of the Transfer, partially offset by lower fuel prices.

The $112 million increase in fuel and purchased power costs for the 12 months ended June 30, 2000 versus the prior-year period was primarily the result of increased purchased power, resulting from higher sales volume and higher purchased power costs under the provisions of the Power Supply Agreement entered into as part of the Transfer, and coal contract termination payments, partially offset by lower fuel prices.

Gas Operations
Gas revenues for the three-month and six-month periods ended June 30, 2000, increased $4 million compared to the year-ago periods primarily due to higher gas costs recovered through the Registrant's purchased gas adjustment clause, partially offset by decreased retail sales of 7 percent and 5 percent, respectively. Gas revenues for the 12-month period ended June 30, 2000 increased $13 million compared to the same year-ago period primarily due to a gas rate increase which became effective in February 1999 and higher gas costs recovered through the Registrant's purchased gas adjustment clause. These increases were partially offset by an 11 percent decline in retail sales, as well as a decrease in off-system sales to others.

Gas costs for the three-month and 12-month periods ended June 30, 2000, increased $3 million and $9 million, respectively, compared to the year-ago periods primarily due to higher gas prices, partially offset by lower retail sales.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, the Transfer, labor and benefit decreases, in addition to a charge for the targeted separation plan.

Other operations expenses decreased $17 million and $15 million for the three months and six months ended June 30, 2000, respectively, compared to the same year-ago periods primarily due to lower employee benefit costs, a reduced workforce and the Transfer, partially offset by increased professional services. Other operations expenses decreased $7 million for the 12 months ended June 30, 2000, compared to the same year-ago period, primarily due to a reduced workforce and the Transfer, coupled with the fact that expenses for the twelve months ended June 30, 1999 included a nonrecurring pretax charge for a targeted separation plan of $7 million. These decreases were partially offset by increased injuries and damages expenses based on claims experience and expenses associated with deregulation in Illinois.

Maintenance expenses for the three months and six months ended June 30, 2000 decreased $14 million and $15 million, respectively, from the comparable year-ago periods. These decreases were primarily the result of decreased power plant maintenance and the Transfer. Maintenance expenses for the 12 months ended June 30, 2000 increased $9 million from the comparable year-ago period due to increased power plant maintenance offset in part by the Transfer.

Taxes
Income taxes for the six months ended June 30, 2000, increased $9 million, primarily due to higher pretax income. Income taxes for the 12 months ended June 30, 2000, decreased $8 million, primarily due to lower pretax income.

Other taxes for the six months ended June 30, 2000 increased $3 million primarily due to increased property taxes as a result of higher estimated assessment values. Other taxes for the 12 months ended June 30, 2000, decreased $2 million primarily due to a decrease in gross receipt taxes, resulting from the restructuring of the Illinois public utility tax whereby gross receipt taxes are no longer recorded as electric revenue and gross receipt tax expense. This decrease was partially offset by increased property taxes as a result of higher estimated assessment values.

Other Income and Deductions
For the three months, six months and 12 months ended June 30, 2000, miscellaneous net increased $7 million, $7 million and $9 million, respectively, compared to same year-ago periods, primarily due to interest income earned on the promissory note receivable from Generating Company. See Electric Industry Restructuring and Note 1 under Notes to Financial Statements for further discussion of the promissory note.

Balance Sheet
Changes in accounts and wages payable, taxes accrued, other accounts and notes receivable, and other current assets resulted from the timing of various payments to taxing authorities and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $102 million for the six months ended June 30, 2000, compared to $80 million during the same 1999 period.

Cash flows used in investing activities totaled $20 million and $62 million for the six months ended June 30, 2000 and 1999, respectively. Construction expenditures for the six months ended June 30, 2000, for constructing new or improving existing facilities, were $20 million. Construction expenditures decreased from the prior period due to the effects of the Transfer. See Electric Industry Restructuring and Note 1 under Notes to Financial Statements for further discussion.

Cash flows used in financing activities totaled $81 million for the six months ended June 30, 2000, compared to $10 million during the same 1999 period. The Registrant's principal financing activities for the quarter included the redemption of long-term debt, the payment of intercompany notes payable and the payment of dividends, partially offset by the issuance of long-term debt.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At June 30, 2000, the Registrant had committed bank lines of credit aggregating $25 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At June 30, 2000, the Registrant had no outstanding short-term borrowings.

Also, the Registrant has the ability to borrow up to approximately $950 million from Ameren or AmerenUE through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company, another subsidiary of Ameren. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At June 30, 2000, the Registrant had $120 million of intercompany borrowings outstanding and $434 million available through the regulated money pool.

The Registrant, in the ordinary course of business, explores opportunities to reduce its costs in order to remain competitive in the marketplace. An area where the Registrant focuses its review includes, but is not limited to, labor costs. In the labor area, the Registrant has reached agreements with all of the Registrant's major collective bargaining units which will permit it to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages.

Certain of these cost reduction alternatives could require nonrecurring payments of employee separation benefits. Management is unable to predict which (if any), and to what extent, these alternatives to reduce its overall cost structure will be executed. Management is unable to determine the impact of these actions on the Registrant's future financial position, results of operations or liquidity.

ELECTRIC INDUSTRY RESTRUCTURING

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy at retail in Illinois.

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 24 percent of the Registrant's total sales. As of June 30, 2000, the impact of retail direct access on the Registrant's financial condition, results of operation or liquidity was immaterial. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000, and to residential customers on May 1, 2002.

The Transfer
In conjunction with another provision of the Law, on May 1, 2000, following the receipt of all required State and Federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of AmerenEnergy Resources Company, a wholly-owned subsidiary of Ameren, in exchange for a promissory note from Generating Company in the principal amount of $552 million and Generating Company common stock. The promissory note has a term of five years and bears interest at 7 percent based on a 10-year amortization. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45 percent of the Registrant's employees were transferred to Generating Company as a part of the transaction.

Also on May 1, 2000, an electric power supply agreement was entered into between Generating Company and a newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly-owned subsidiary of Resources Company. On the same date, Marketing Company entered into an electric power supply agreement with the Registrant (Power Supply Agreement) to supply it sufficient power to meet native load requirements. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Registrant for resale to native load customers at rates specified by the Illinois Commerce Commission (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under state law at market based prices. This agreement expires December 31, 2004. In turn, the Registrant will bill these customers at rates which approximate the costs the Registrant incurs for its capacity and energy supplied by Generating Company. For the two-month period ended June 30, 2000, $57 million of the Registrant's purchased power was derived under the Power Supply Agreement.

As a result of the Transfer, coupled with the Power Supply Agreement, prospectively from May 1, 2000 through December 31, 2004, the Registrant's operating revenues will include revenues derived from its traditional transmission and distribution operations, as well as those revenues it receives from its native load customers, or new customers allowed choice of an electric supplier under state law. Sales under certain wholesale contracts and interchange sales will no longer be reflected in operating revenues of the Registrant. Instead, those revenues will be recorded at Resources Company. The Registrant's operating expenses will include those expenses it incurs under its traditional transmission and distribution operations, as well as purchased power expenses incurred under the terms of the Power Supply Agreement.

In addition, as a result of the Transfer, the Registrant incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At June 30, 2000, the Registrant's deferred tax liability and intercompany tax receivable was $219 million.

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

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates through its issuance of both long-term and short-term variable-rate debt, commercial paper and auction rate preferred stock. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase one percentage point in 2001 as compared to 2000, the Registrant's interest expense would increase and net income would decrease by approximately $1 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt, commercial paper and auction market preferred stock as of June 30, 2000, continued to be outstanding throughout 2001, and that the average interest rates for these instruments increased one percentage point over 2000. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

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

While the Registrant does not have a provision similar to the PGA for its electric operations, purchased power price risk is mitigated in part due to the fact that the Registrant has entered into a long-term contract with a supplier for purchased power (see Electric Industry Restructuring and Note 1 under Notes to Financial Statements for further discussion). With regard to the Registrant's exposure to commodity price risk for purchased power, Ameren has established a subsidiary, AmerenEnergy, Inc. (AmerenEnergy), whose primary responsibility includes managing market risks associated with the changing market prices for electricity purchased on behalf of the Registrant.

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 to all fiscal quarters of all fiscal years, beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of SFAS 133. Management believes that adoption of SFAS 133 will not have a material impact on the Registrant's financial position or results of operations upon adoption based on the derivative instruments that existed at June 30, 2000. However, changing market conditions and the volume of future transactions which fall within the scope of SFAS 133, as amended, and the interpretations from the FASB's Derivative Implementation Group could change management's current assessment. As a result, SFAS 133, as amended, could increase the volatility of the Registrant's future earnings and could be material to the Registrant's financial position and results of operations upon adoption.

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


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                                    ---------
                      (Thousands of Dollars, Except Shares)


                                                                 June 30,    December 31,
ASSETS                                                             2000         1999
------                                                          ----------   ----------
Property and plant, at original cost:
   Electric                                                     $1,185,886   $2,422,002
   Gas                                                             271,062      267,909
                                                                ----------   ----------
                                                                 1,456,948    2,689,911
   Less accumulated depreciation and amortization                  637,627    1,260,582
                                                                ----------   ----------
                                                                   819,321    1,429,329
Construction work in progress                                        6,741       43,435
                                                                ----------   ----------
         Total property and plant, net                             826,062    1,472,764
                                                                ----------   ----------

Investments and other assets:
   Intercompany notes receivable                                   511,701         --
   Intercompany tax receivable                                     202,882         --
   Other                                                            17,684       17,722
                                                                ----------   ----------
         Total investments and other assets                        732,267       17,722
                                                                ----------   ----------


Current assets:
   Cash and cash equivalents                                        12,626       12,536
   Accounts receivable - trade (less allowance for doubtful
         accounts of $2,563 and $1,828, respectively)               49,288       48,703
   Unbilled revenue                                                 76,919       75,884
   Other accounts and notes receivable                              29,050       20,875
   Intercompany notes receivable                                    39,925         --
   Intercompany tax receivable                                      16,114         --
   Materials and supplies, at average cost -
      Fossil fuel                                                   14,160       47,291
      Other                                                          9,746       33,931
   Other                                                             6,768       10,387
                                                                ----------   ----------
         Total current assets                                      254,596      249,607
                                                                ----------   ----------
Regulatory assets:
   Deferred income taxes                                               364       21,520
   Other                                                             9,401       20,141
                                                                ----------   ----------
         Total regulatory assets                                     9,765       41,661
                                                                ----------   ----------
Total Assets                                                    $1,822,690   $1,781,754
                                                                ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value, 45,000,000 shares authorized -
     25,452,373 shares outstanding                              $  120,033   $  120,033
   Retained earnings                                               422,385      414,345
                                                                ----------   ----------
         Total common stockholder's equity                         542,418      534,378
   Preferred stock not subject to mandatory redemption              80,000       80,000
   Long-term debt                                                  468,116      493,625
                                                                ----------   ----------
        Total capitalization                                     1,090,534    1,108,003
                                                                ----------   ----------
Current liabilities:
   Current maturity of long-term debt                               30,000       35,000
   Intercompany notes payable                                      120,350      132,900
   Accounts and wages payable                                      119,100       82,800
   Accumulated deferred income taxes                                19,618       22,621
   Taxes accrued                                                    22,858       32,145
   Other                                                            34,401       39,619
                                                                ----------   ----------
         Total current liabilities                                 346,327      345,085
                                                                ----------   ----------
Accumulated deferred income taxes                                  310,741      216,661
Accumulated deferred investment tax credits                         13,196       32,169
Regulatory liability                                                36,004       34,004
Other deferred credits and liabilities                              25,888       45,832
                                                                ----------   ----------
Total Capital and Liabilities                                   $1,822,690   $1,781,754
                                                                ==========   ==========


See Notes to Financial Statements.


                                               CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                                          STATEMENT OF INCOME
                                                                       UNAUDITED
                                                               ---------
                                                        (Thousands of Dollars)


                                                  Three Months Ended        Six Months Ended       Twelve Months Ended
                                                       June 30,                 June 30,                June 30,
                                              -----------------------   ---------------------    ------------------------
                                                 2000         1999         2000        1999         2000         1999
                                                 ----         ----         ----        ----         ----         ----

 OPERATING REVENUES:
    Electric                                  $ 169,331    $ 200,336    $ 371,834   $ 355,576    $ 811,734    $ 739,050
    Gas                                          25,788       21,593       78,612      74,125      137,133      123,731
                                              ---------    ---------    ---------   ---------    ---------    ---------
 Total operating revenues                       195,119      221,929      450,446     429,701      948,867      862,781

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                  82,128       70,542      163,758     126,232      351,734      240,139
       Gas                                       12,446        9,752       44,160      43,002       74,510       65,497
       Other                                     28,450       45,581       71,446      85,979      176,089      183,305
                                              ---------    ---------    ---------   ---------    ---------    ---------
                                                123,024      125,875      279,364     255,213      602,333      488,941
    Maintenance                                  11,549       25,161       28,053      42,568       89,067       80,189
    Depreciation and amortization                15,236       19,449       36,586      40,189       76,954       77,078
    Income taxes                                 11,958       11,197       26,121      17,176       39,718       47,316
    Other taxes                                  11,167       10,266       22,403      19,865       42,851       44,684
                                              ---------    ---------    ---------   ---------    ---------    ---------
       Total operating expenses                 172,934      191,948      392,527     375,011      850,923      738,208

 OPERATING INCOME                                22,185       29,981       57,919      54,690       97,944      124,573

 OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                         --              7         --             1           (9)
                                                                                                                    (32)
    Miscellaneous, net                            7,439          725        7,816       1,081        8,765         (163)
                                              ---------    ---------    ---------   ---------    ---------    ---------
        Total other income and (deductions)       7,439          732        7,816       1,082        8,756         (195)

 INCOME BEFORE
    INTEREST CHARGES                             29,624       30,713       65,735      55,772      106,700      124,378

 INTEREST CHARGES:
    Interest                                      9,788       10,343       19,347      21,158       40,925       41,494
    Allowance for borrowed funds
       used during construction                     (68)        (310)         152        (381)         554         (791)
                                              ---------    ---------    ---------   ---------    ---------    ---------
    Net interest charges                          9,720       10,033       19,499      20,777       41,479       40,703

NET INCOME                                       19,904       20,680       46,236      34,995       65,221       83,675

PREFERRED STOCK DIVIDENDS                           837          917        1,830       1,885        3,778        3,765
                                              ---------    ---------    ---------   ---------    ---------    ---------

NET INCOME AFTER PREFERRED
   STOCK DIVIDENDS                            $  19,067    $  19,763    $  44,406   $  33,110    $  61,443    $  79,910
                                              =========    =========    =========   =========    =========    =========


See Notes to Financial Statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                    ---------
                             (Thousands of Dollars)




                                                           Six  Months Ended
                                                                June 30,
                                                       -------------------------
                                                           2000            1999
                                                           ----            ----
Cash Flows From Operating:
   Net income                                          $  46,236    $  34,995
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     36,586       40,189
        Allowance for funds used during construction         152         (382)
        Deferred income taxes, net                        14,713       (7,768)
        Deferred investment tax credits, net                 755       (1,242)
        Changes in assets and liabilities:
           Receivables, net                               (9,795)     (13,547)
           Materials and supplies                          3,510       10,810
           Accounts and wages payable                     36,453       (4,561)
           Taxes accrued                                  (9,287)       5,156
           Other, net                                    (17,655)      16,135
                                                       ---------    ---------
Net cash provided by operating activities                101,668       79,785

Cash Flows From Investing:
   Construction expenditures                             (20,032)     (62,840)
   Allowance for funds used during construction             (152)         382
                                                       ---------    ---------
Net cash used in investing activities                    (20,184)     (62,458)

Cash Flows From Financing:
   Dividends on common stock                             (36,114)     (34,310)
   Dividends on preferred stock                           (1,830)      (1,697)
   Redemptions -
      Short-term debt                                       --        (46,700)
      Long-term debt                                     (82,000)     (55,000)
      Intercompany notes payable                         (12,550)        --
   Issuances -
      Long-term debt                                      51,100         --
      Intercompany notes payable                            --        127,500
                                                       ---------    ---------
Net cash used in financing activities                    (81,394)     (10,207)
                                                       ---------    ---------

Net change in cash and cash equivalents                       90        7,120
Cash and cash equivalents at beginning of year            12,536       10,180
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  12,626    $  17,300
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  21,882    $  19,458
   Income taxes, net                                   $  21,712    $  21,805



SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
In the second quarter of 2000, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company, a subsidiary of AmerenEnergy Resources Company, in exchange for a promissory note from
Generating Company in the principal amount of $552 million and Generating Company common stock. The transaction also resulted in a deferred intercompany tax gain liability and related tax receivable from AmerenEnergy Generating Company in the amount of $219 million. See Note 1 in Notes to Financial Statements for further information.

See Notes to Financial Statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2000


Note 1 - Central Illinois Public Service Company (AmerenCIPS or the Registrant) is a subsidiary of Ameren Corporation (Ameren), which is the parent company of the following operating companies: the Registrant, Union Electric Company (AmerenUE) and AmerenEnergy Generating Company (Generating Company), a wholly-owned subsidiary of AmerenEnergy Resources Company (Resources Company). Ameren is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) formed in December 1997 upon the merger of CIPSCO Incorporated (the Registrant's former parent) and AmerenUE (the Merger). Both Ameren and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Illinois and Missouri. Contracts among the companies--dealing with jointly-operated generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company. The Registrant serves 400,000 electric and 175,000 gas customers in a 20,000 square-mile region of central and southern Illinois.

The Registrant also has a 20 percent interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and operates an electric generating and transmission facility in Illinois that supplies electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

In conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997, on May 1, 2000, following the receipt of all required State and Federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, Generating Company, for a promissory note from Generating Company in the principal amount of $552 million and Generating Company common stock (the Transfer). The promissory note has a term of five years and bears interest at 7 percent based on a 10-year amortization. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45 percent of the Registrant's employees were transferred to Generating Company as a part of the transaction. The significant components of the net assets transferred are as follows:

(Thousands of dollars)
Cash                                                      $       6,387
Material and supplies                                            53,806
Other current assets                                              5,522
Property and plant, net                                         635,031
Deferred tax assets                                              22,022
                                                         ---------------

Total assets transferred                                 $      722,768
                                                         ---------------


Accounts payable                                          $       6,541
Other current liabilities                                         3,351
Other deferred credits                                            1,804
Deferred investment tax credits                                  19,728
Deferred tax liabilities                                        139,718
                                                         ---------------

Total liabilities transferred                            $      171,142
                                                         ---------------

Net assets transferred                                   $      551,626
                                                         ---------------

Also on May 1, 2000, an electric power supply agreement was entered into between Generating Company and a newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly-owned subsidiary of Resources Company. On the same date, Marketing Company entered into an electric power supply agreement with the Registrant (Power Supply Agreement) to supply it sufficient power to meet native load requirements. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Registrant for resale to native load customers at rates specified by the Illinois Commerce

Commission (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under state law at market based prices. This agreement expires December 31, 2004. In turn, the Registrant will bill these customers at rates which approximate the costs the Registrant incurs for its capacity and energy supplied by Generating Company. For the two-month period ended June 30, 2000, $57 million of the Registrant's purchased power was derived under the Power Supply Agreement.

As a result of the Transfer, coupled with the Power Supply Agreement between the Registrant and Marketing Company, prospectively from May 1, 2000 through December 31, 2004, the Registrant's operating revenues will include revenues derived from its traditional transmission and distribution operations, as well as those revenues it receives from its native load customers, or new customers allowed choice of an electric supplier under state law. Sales under certain wholesale contracts and interchange sales will no longer be reflected in operating revenues of the Registrant. Instead, those revenues will be recorded at Resources Company. The Registrant's operating expenses will include those expenses it incurs under its traditional transmission and distribution operations, as well as purchased power expenses incurred under the terms of the Power Supply Agreement.

In addition, as a result of the transaction, the Registrant incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At June 30, 2000, the Registrant's deferred tax liability and intercompany tax receivable was $219 million.

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 2000 and 1999, are not necessarily indicative of trends for any three-month, six-month or 12-month period.

Note 5 - The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $24 million and $12 million, respectively, as of June 30, 2000 and December 31, 1999. Intercompany payables included in accounts and wages payable totaled approximately $82 and $35 million, respectively, as of June 30, 2000 and December 31, 1999.

In addition, the Registrant has the ability to borrow up to approximately $950 million from Ameren or AmerenUE or invest funds through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At June 30, 2000, the Registrant had $120 million of intercompany borrowings outstanding and $434 million available through the regulated money pool.

Note 6 - In 1998, the Registrant joined a group of companies that support the formation of the Midwest Independent System Operator (Midwest ISO). An ISO operates, but does not own, electric transmission systems and maintains system reliability and security while alleviating certain pricing issues. The FERC conditionally approved the formation of the Midwest ISO. The Registrant is evaluating certain issues which are outstanding related to the start-up of operations of the Midwest ISO, including the final determination of revenue distribution among the Midwest ISO members. Further, the Registrant is evaluating alternatives to membership in the Midwest ISO. At this time, management has not decided its course of action relative to its transmission business and accordingly is unable to determine the impact that operation of the Midwest ISO or other alternatives will have on its financial condition, results of operations or liquidity.

Note 7 - Segment information for the three-month, six-month and 12-month periods ended June 30, 2000 and 1999 is as follows:

--------------------------------------------------------------------------------

(in thousands)                            Electric        Gas          Total
--------------------------------------------------------------------------------

Three months ended June 30, 2000:

Revenues                                 $169,331       $25,788       $195,119
Operating Income (Net)                     20,408         1,777         22,185
--------------------------------------------------------------------------------

Three months ended June 30, 1999:

Revenues                                 $200,336       $21,593       $221,929
Operating Income (Net)                     28,603         1,378         29,981
--------------------------------------------------------------------------------

Six months ended June 30, 2000:

Revenues                                 $371,834        $78,612      $450,446
Operating Income (Net)                     50,440          7,479        57,919
--------------------------------------------------------------------------------

Six months ended June 30, 1999:

Revenues                                 $355,576       $74,125       $429,701
Operating Income (Net)                     48,419         6,271         54,690
--------------------------------------------------------------------------------

12 months ended June 30, 2000:

Revenues                                 $811,734       $137,133      $948,867
Operating Income (Net)                     87,708         10,236        97,944
--------------------------------------------------------------------------------

12 months ended June 30, 1999:

Revenues                                 $739,050       $123,731      $862,781
Operating Income (Net)                    116,476          8,097       124,573
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     In December 1996, a lawsuit was filed in the Circuit Court of Madison County, Illinois, alleging negligence on behalf of the Registrant and Dover Elevator Company (Dover) for injuries arising out of an elevator accident which occurred at the Registrant's Newton Power Plant in November 1996, As currently consolidated, the case includes twenty-three named plaintiffs, all of whom were in the employ of an independent contractor as boilermakers at the time of the incident. In January 2000, the court allowed plaintiffs to amend their claims to include amounts for potential punitive damages against both the Registrant and Dover. In April, 2000, plaintiffs' attorneys made their initial demand, upon both defendants, totaling approximately $83 million on behalf of all named plaintiffs. The jury trial of this lawsuit is scheduled to begin in October 2000. At this time, the Registrant is unable to determine to what extent, if at all, the Registrant and/or Dover may be responsible for these claims. While the Registrant cannot predict the ultimate outcome of this litigation, the Registrant believes it has adequate insurance to cover the ultimate claims made against the Company. At this time, the Registrant believes that the final resolution of this lawsuit will not have a material adverse effect on its financial position, results of operation or liquidity.

     Reference is made to Note 2 - Regulatory Matters (Illinois Electric Restructuring) in the Notes to Financial Statements of the Registrant's Form 10-K for the year ended December 31, 1999, for information relating to a transmission system rate case filed by the Registrant with the Federal Energy Regulatory Commission (FERC) in August 1999. This filing was primarily designed to implement rates, terms and conditions for electric transmission service for those retail customers in Illinois who choose other suppliers as allowed under the Electric Service Customer Choice and Rate Relief Law of 1997. On May 17, 2000, the FERC issued a letter order approving a settlement of this case reached with the FERC trial staff and other interested parties.

     Reference is made to Note 11 - Commitments and Contingencies in the Notes to Financial Statements of the Registrant's Form 10-K for the year ended December 31, 1999 for information regarding unfair labor practice charges filed with the National Labor Relations Board (NLRB) by the International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local 702 relating to the lockout by the Registrant of both unions during 1993. On May 9, 2000, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling upholding the NLRB's August 1998 decision which ruled in favor of the Registrant and held that the lockout was lawful. The unions are seeking review of the court's decision by the U.S. Supreme Court.

     Reference is made to "Regulation" section in Item 1. Business of the Registrant's Form 10-K for the year ended December 31, 1999, for information relating to litigation concerning the alleged exposure to carcinogens contained in coal tar at the Registrant's Taylorville gas plant site. On June 23, 2000, the Registrant filed an appeal with the Illinois Supreme Court to review a decision issued by the Illinois Appellate Court in March 2000 which upheld a $3.2 million verdict in favor of the plaintiffs. The Registrant believes that final disposition of this matter will not have a material adverse effect on its financial position, results of operation or liquidity.

     Reference  is  made  to  Item  1.  Legal  Proceedings  in  Part  II of  the
Registrant's Form 10-Q for the quarterly period ended March 31, 2000, for information relating to the National Ambient Air Quality Standards for ozone and particulate matter litigation. On May 22, 2000, the United States Supreme Court granted certiorari and agreed to review the United States Court of Appeals for the District of Columbia Circuit's decision to remand the ambient air quality standard regulations to the United States Environmental Protection Agency for reconsideration. At this time, the Registrant is unable to predict the ultimate impact of those revised air quality standards on its future financial condition, results of operation or liquidity.


ITEM 5.  OTHER INFORMATION

     Any stockholder proposal intended for inclusion in the proxy material for the Registrant's 2001 annual meeting of stockholders must be received by the Registrant by November 30, 2000.

     In addition, under the Registrant's By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by the Secretary of the Registrant not later than 60 nor earlier than 90 days prior to the first anniversary of the preceding year's annual meeting. For the Registrant's 2001 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than February 24, 2001 or earlier than January 25, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               Exhibit 10 - Asset Transfer Agreement between Central Illinois Public Service Company and AmerenEnergy Generating Company dated as of May 1, 2000.

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirement, 12 Months Ended June 30, 2000.

               Exhibit 27 - Financial Data Schedule.

          (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated May 5, 2000 reporting the transfer of its electric generating facilities to a new nonregulated subsidiary, AmerenEnergy Generating Company.



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

                                          CENTRAL ILLINOIS PUBLIC
                                              SERVICE COMPANY
                                               (Registrant)


                                        By   /S/ Warner L. Baxter
                                           ------------------------
                                                 Warner L. Baxter
                                          Vice President and Controller
                                          (Principal Accounting Officer)


Date:  August 14, 2000