Form 10-Q
period 2000-09-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2000-11-14
CIK 18654

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For Quarterly Period Ended September 30, 2000

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


                            Yes    X .      No     .
                                -------         ------


Shares outstanding of each of registrant's classes of common stock as of October 31, 2000: Common Stock, no par value, held by Ameren Corporation (parent company of Registrant) - 25,452,373

                     Central Illinois Public Service Company

                                      Index

                                                                        Page No.

Part I               Financial Information (Unaudited)

                     Management's Discussion and Analysis                    2

                     Quantitative and Qualitative Disclosures
                     About Market Risk                                       6

                     Balance Sheet
                     - September 30, 2000 and December 31, 1999              8

                     Statement of Income
                     - Three months, nine months and 12 months ended
                        September 30, 2000 and 1999                          9

                     Statement of Cash Flows
                     - Nine months ended September 30, 2000 and 1999        10

                     Notes to Financial Statements                          11


Part II              Other Information                                      14

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

On May 1, 2000, following the receipt of all required State and Federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of AmerenEnergy Resources Company (Resources Company), a wholly-owned subsidiary of Ameren (the Transfer). Discussion below under Results of Operations reflects that as a result of the Transfer, from May 1, 2000 interchange sales and sales under certain wholesale contracts are no longer being included in the Registrant's operating revenues and that operating expenses include those expenses it incurs under its traditional transmission and distribution operations, as well as purchased power under an electric power supply agreement with Resources Company's newly created marketing subsidiary (the Power Supply Agreement). See Electric Industry Restructuring and Note 1 under Notes to Financial Statements for further discussion.

The following discussion and analysis should be read in conjunction with the Notes to Financial Statements beginning on page 11, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements and the Notes to Financial Statements appearing in the Registrant's 1999 Form 10-K.

RESULTS OF OPERATIONS

Earnings
Third quarter 2000 earnings of $31 million decreased $12 million from 1999's third quarter earnings. Earnings for the nine months ended September 30, 2000 were comparable to the preceding nine-month period. Earnings for the 12 months ended September 30, 2000 were $50 million, a $34 million decrease from the preceding 12-month period.

Earnings fluctuated due to many conditions, primarily: sales growth, weather variations, electric rate reductions, the Transfer, a gas rate increase, competitive market forces, fluctuating operating costs, changes in interest expense, changes in income and property taxes and nonrecurring charges for a targeted employee separation plan and for coal contract termination payments.

The significant items affecting revenues, costs and earnings during the three-month, nine-month and 12-month periods ended September 30, 2000 and 1999 are detailed below.

Electric Operations

Electric Operating Revenues      Variations for periods ended September 30, 2000
                                         from comparable prior-year periods
-------------------------------------------------------------------------------
(Millions of Dollars)           Three Months    Nine Months    Twelve Months
                                ------------    -----------    -------------
-------------------------------------------------------------------------------
Credit to customers              $        8      $        8     $         16
Effect of abnormal weather              (14)            (17)             (18)
Growth and other                          -              20               22
Interchange sales                       (58)            (59)             (42)
-------------------------------------------------------------------------------
                                 $      (64)     $      (48)    $        (22)
-------------------------------------------------------------------------------

Electric revenues for the three months ended September 30, 2000, decreased $64 million compared to the prior three-month period primarily due to a decrease in interchange sales, which are now being recorded at Resources Company as a result of the Transfer. In addition, sales under certain wholesale contracts are no longer being included in the Registrant's operating revenues as a result of the Transfer. Electric revenues were also reduced by a decline in residential and commercial sales of 8 percent and 4 percent, respectively, resulting from milder weather. These decreases were partially offset by a 37 percent increase in industrial sales, resulting primarily from a new contract with a large industrial customer.

Electric revenues for the nine months and 12 months ended September 30, 2000, decreased $48 million and $22 million, respectively, compared to the same prior year periods primarily due to a decrease in interchange sales as a result of the Transfer. Electric revenues were also reduced by a decrease in residential sales of 4 percent and 3 percent, respectively, resulting from milder weather. These decreases were offset in part by an increase in wholesale and industrial sales.

Fuel and Purchased Power        Variations for periods ended September 30, 2000
                                        from comparable prior-year periods
--------------------------------------------------------------------------------
(Millions of Dollars)                 Three Months   Nine Months   Twelve Months
                                      ------------   -----------   -------------
--------------------------------------------------------------------------------
Fuel:
    Generation                           $  (51)       $  (70)        $  (61)
    Price                                     -            (6)            (8)
    Generation efficiencies and other         -            (4)            (7)
    Coal contract termination payments        -             -             52
Purchased power                              73           140            143
--------------------------------------------------------------------------------
                                         $   22        $   60         $  119
--------------------------------------------------------------------------------

Fuel and purchased power costs for the three months ended September 30, 2000 increased $22 million versus the same period in the prior year, primarily due to an overall net increase in purchased power costs under the provisions of the Power Supply Agreement entered into as part of the Transfer.

Fuel and purchased power costs for the nine months ended September 30, 2000 increased $60 million compared to the prior year period, primarily due to an overall net increase in generation and purchased power resulting from higher native sales and higher purchased power costs under the provisions of the Power Supply Agreement entered into as part of the Transfer, partially offset by lower fuel prices.

The $119 million increase in fuel and purchased power costs for the 12 months ended September 30, 2000 versus the prior-year period was primarily the result of an overall net increase in generation and purchased power, resulting from higher sales volume and higher purchased power costs under the provisions of the Power Supply Agreement entered into as part of the Transfer, and coal contract termination payments, partially offset by lower fuel prices.

Gas Operations
Gas revenues for the three-month and nine-month periods ended September 30, 2000, increased $4 million and $8 million, respectively, compared to the year-ago periods primarily due to higher gas costs recovered through the Registrant's purchased gas adjustment clause, partially offset by decreased retail sales of 2 percent and 5 percent, respectively. Gas revenues for the 12-month period ended September 30, 2000 increased $16 million compared to the same year-ago period primarily due to a gas rate increase which became effective in February 1999 and higher gas costs recovered through the Registrant's purchased gas adjustment clause. These increases were partially offset by a 6 percent decline in retail sales, as well as a decrease in off-system sales to others.

Gas costs for the three-month, nine-month and 12-month periods ended September 30, 2000, increased $3 million, $4 million and $11 million, respectively, compared to the year-ago periods primarily due to higher gas prices, partially offset by lower retail sales.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, the Transfer and labor and benefit decreases, in addition to a charge for the targeted employee separation plan.

Other operations expenses decreased $28 million and $43 million for the three months and nine months ended September 30, 2000, respectively, compared to the same year-ago periods primarily due to lower employee benefit costs and a reduced workforce resulting from the Transfer. Other operations expenses decreased $39 million for the 12 months ended September 30, 2000, compared to the same year-ago period, primarily due to a reduced workforce resulting from the Transfer, coupled with the fact that expenses for the twelve months ended September 30, 1999 included a nonrecurring pretax charge for a targeted separation plan of $7 million. These decreases were partially offset by expenses associated with deregulation in Illinois and the Year 2000 computer compliance project.

Maintenance  expenses  for the three  months,  nine  months and 12 months  ended
September 30, 2000 decreased $17 million, $32 million and $17 million, respectively, from the comparable year-ago periods. These decreases were primarily the result of decreased power plant maintenance resulting from the Transfer.

Taxes
Income taxes for the three months and 12 months ended September 30, 2000, decreased $5 million and $14 million, respectively, primarily due to lower pretax income. Income taxes for the nine months ended September 30, 2000, increased $4 million, primarily due to a higher effective tax rate.

Other taxes for the three months ended September 30, 2000 decreased $4 million primarily due to lower property taxes as a result of the Transfer. Other taxes for the 12 months ended September 30, 2000 decreased $3 million primarily due to lower property taxes as a result of the Transfer and a decrease in gross receipt taxes, resulting from the restructuring of the Illinois public utility tax whereby gross receipt taxes are no longer recorded as electric revenue and gross receipt tax expense. These decreases were partially offset by increased property taxes as a result of higher estimated assessment values.

Other Income and Deductions
For the three months, nine months and 12 months ended September 30, 2000, miscellaneous, net increased $10 million, $16 million and $17 million, respectively, compared to same year-ago periods, primarily due to interest income earned on the promissory note receivable from Generating Company as part of the Transfer. See Electric Industry Restructuring and Note 1 under Notes to Financial Statements for further discussion of the promissory note.

Balance Sheet
The $5 million increase in trade accounts receivable and unbilled revenue was primarily due to higher revenues in August and September 2000 compared to November and December 1999.

The decrease in property and plant, net and the increase in intercompany notes receivable and intercompany tax receivable were due to the Transfer. See Electric Industry Restructuring and Note 1 under Notes to Financial Statements for further discussion.

Changes in accounts and wages payable, taxes accrued, other accounts and notes receivable, and other current assets resulted from the timing of various payments to taxing authorities and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $139 million for the nine months ended September 30, 2000, compared to $163 million during the same 1999 period.

Cash flows used in investing activities totaled $31 million and $81 million for the nine months ended September 30, 2000 and 1999, respectively. Construction expenditures for the nine months ended September 30, 2000, for constructing new or improving existing facilities, were $31 million. Construction expenditures decreased from the prior period due to the effects of the Transfer. See Electric Industry Restructuring and Note 1 under Notes to Financial Statements for further discussion.

Cash flows used in financing activities totaled $100 million for the nine months ended September 30, 2000, compared to $72 million during the same 1999 period. The Registrant's principal financing activities for the period included the redemption of long-term debt, the payment of intercompany notes payable and the payment of dividends, partially offset by the issuance of long-term debt.

Subject to certain approvals, the Registrant intends to transfer primary liability for $104 million of tax-exempt pollution control loan obligations to Generating Company during the first quarter of 2001. Upon the transfer of these obligations to Generating Company, the amount of Generating Company's liability to the Registrant under the promissory note issued as part of the Transfer will be reduced by a like amount. The pollution control loan obligations referred to above have maturity dates ranging from 2014 to 2028 and bear interest at variable rates.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission (SEC) under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At September 30, 2000, the Registrant had committed bank lines of credit aggregating $25 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At September 30, 2000, the Registrant had no outstanding short-term borrowings.

Also, the Registrant has the ability to borrow up to approximately $950 million from Ameren or AmerenUE through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company, another subsidiary of Ameren. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At September 30, 2000, the Registrant had $126 million of intercompany borrowings outstanding and $484 million available through the regulated money pool.

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

REGULATORY MATTERS

In September 2000, the Registrant and its affiliate, AmerenUE, filed a request with the Illinois Commerce Commission (ICC) seeking authorization to transfer AmerenUE's Illinois-based electric and natural gas busineses and its
Illinois-based distribution and transmission assets and personnel to the Registrant. The distribution and transmission assets and related liabilities will be transferred from AmerenUE to the Registrant at historical net book value of approximately $100 million. In connection with this transaction, the Registrant will issue a subordinated intercompany note payable to AmerenUE of approximately $50 million. The balance of the assets will be transferred to the Registrant in the form of a capital contribution. In October 2000, AmerenUE filed a requestwith the Missouri Public Service Commission for approval of the transfer. The transfer is also subject to regulatory filings and approvals of the Federal Energy Regulatory Commission (FERC), the SEC and the ICC.


ELECTRIC INDUSTRY RESTRUCTURING

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy at retail in Illinois.

One of the major provisions of the Law includes the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The customers in this group represent approximately 24 percent of the Registrant's total sales. As of September 30, 2000, the impact of retail direct access on the Registrant's financial condition, results of operations or liquidity was immaterial. Retail direct access will be offered to the remaining commercial and industrial customers on December 31, 2000, and to residential customers on May 1, 2002.

The Transfer
In conjunction with another provision of the Law, on May 1, 2000, following the receipt of all required State and Federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of AmerenEnergy Resources Company, a wholly-owned subsidiary of Ameren, in exchange for a promissory note from Generating Company in the principal amount of $552 million and 1,000 shares of Generating Company common stock. The promissory note has a term of five years and bears interest at 7 percent based on a 10-year amortization. The transferred assets represent a generating capacity of approximately 2,900 megawatts.

Approximately 45 percent of the Registrant's employees were transferred to Generating Company as a part of the transaction.

Also on May 1, 2000, an electric power supply agreement was entered into between Generating Company and a newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly-owned subsidiary of Resources Company. On the same date, Marketing Company entered into an electric power supply agreement with the Registrant (Power Supply Agreement) to supply it sufficient power to meet native load requirements. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Registrant for resale to native load customers at rates specified by the ICC (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under state law at market based prices. This agreement expires December 31, 2004. In turn, the Registrant will bill these customers at rates which approximate the costs the Registrant incurs for its capacity and energy supplied by Generating Company. For the five-month period ended September 30, 2000, $157 million of the Registrant's purchased power was derived under the Power Supply Agreement.

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

In addition, as a result of the Transfer, the Registrant incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At September 30, 2000, the Registrant's deferred tax liability and intercompany tax receivable was $219 million.

MIDWEST ISO

On November 9, 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) to become a member of the Alliance Regional Transmission Organization (Alliance RTO), pending the necessary regulatory approvals. The Alliance RTO, including its rate structure, is still subject to approval by the FERC. Accordingly, the Registrant is currently unable to determine the impact that the operation of the Alliance RTO, or the withdrawal from the Midwest ISO, will have on its financial condition, results of operations or liquidity.


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

If interest rates increase one percentage point in 2001 as compared to 2000, the Registrant's interest expense would increase by approximately $3 million and net income would decrease by approximately $2 million. This amount has been determined using the assumptions that the Registrant's outstanding variable rate debt, commercial paper and auction market preferred stock as of September 30, 2000, continued to be outstanding throughout 2001, and that the average interest rates for these instruments increased one percentage point over 2000. The model does not consider the effects of the reduced level of overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

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

While the Registrant does not have a provision similar to the PGA for its electric operations, purchased power commodity price risk is mitigated in part due to the fact that the Registrant has entered into a long-term contract with a supplier for purchased power (see Electric Industry Restructuring and Note 1 under Notes to Financial Statements for further discussion). With regard to the Registrant's exposure to commodity price risk for purchased power, Ameren has established a subsidiary, AmerenEnergy, Inc. (AmerenEnergy), whose primary responsibility includes managing market risks associated with the changing market prices for electricity purchased on behalf of the Registrant.

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


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)


                                                                                             September 30, December 31,
ASSETS                                                                                           2000         1999
-------------------------------------------------------------------------------------------   ----------   ----------
Property and plant, at original cost:
   Electric                                                                                   $1,192,443   $2,422,002
   Gas                                                                                           272,661      267,909
                                                                                              ----------   ----------
                                                                                               1,465,104    2,689,911
   Less accumulated depreciation and amortization                                                647,964    1,260,582
                                                                                              ----------   ----------
                                                                                                 817,140    1,429,329
Construction work in progress                                                                      5,986       43,435
                                                                                              ----------   ----------
         Total property and plant, net                                                           823,126    1,472,764
                                                                                              ----------   ----------

Investments and other assets:
   Intercompany notes receivable                                                                 511,701         --
   Intercompany tax receivable                                                                   198,931         --
   Other                                                                                          17,628       17,722
                                                                                              ----------   ----------
         Total investments and other assets                                                      728,260       17,722
                                                                                              ----------   ----------


Current assets:
   Cash and cash equivalents                                                                      20,994       12,536
   Accounts receivable - trade (less allowance for doubtful
         accounts of $2,408 and $1,828, respectively)                                             51,630       48,703
   Unbilled revenue                                                                               77,639       75,884
   Other accounts and notes receivable                                                            41,616       20,875
   Intercompany notes receivable                                                                  39,925         --
   Intercompany tax receivable                                                                    20,065         --
   Materials and supplies, at average cost -
      Fossil fuel                                                                                 24,958       47,291
      Other                                                                                       10,075       33,931
   Other                                                                                           6,418       10,387
                                                                                              ----------   ----------
         Total current assets                                                                    293,320      249,607
                                                                                              ----------   ----------
Regulatory assets:
   Deferred income taxes                                                                             226       21,520
   Other                                                                                          13,742       20,141
                                                                                              ----------   ----------
         Total regulatory assets                                                                  13,968       41,661
                                                                                              ----------   ----------
Total Assets                                                                                  $1,858,674   $1,781,754
                                                                                              ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value, 45,000,000 shares authorized -
     25,452,373 shares outstanding                                                            $  120,033   $  120,033
   Retained earnings                                                                             434,899      414,345
                                                                                              ----------   ----------
         Total common stockholder's equity                                                       554,932      534,378
   Preferred stock not subject to mandatory redemption                                            80,000       80,000
   Long-term debt                                                                                463,145      493,625
                                                                                              ----------   ----------
        Total capitalization                                                                   1,098,077    1,108,003
                                                                                              ----------   ----------
Current liabilities:
   Current maturity of long-term debt                                                             30,000       35,000
   Intercompany notes payable                                                                    125,720      132,900
   Accounts and wages payable                                                                    167,050       82,800
   Accumulated deferred income taxes                                                              19,627       22,621
   Taxes accrued                                                                                  30,680       32,145
   Other                                                                                          34,003       39,619
                                                                                              ----------   ----------
         Total current liabilities                                                               407,080      345,085
                                                                                              ----------   ----------
Accumulated deferred income taxes                                                                279,937      216,661
Accumulated deferred investment tax credits                                                       13,048       32,169
Regulatory liability                                                                              35,451       34,004
Other deferred credits and liabilities                                                            25,081       45,832
                                                                                              ----------   ----------
Total Capital and Liabilities                                                                 $1,858,674   $1,781,754
                                                                                              ==========   ==========

See Notes to Financial Statements.



                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)


                                                 Three Months Ended          Nine Months          Twelve Months Ended
                                                    September 30,             September 30,           September 30,
                                                 2000         1999         2000        1999         2000        1999
                                               ---------    ---------    ---------   ---------    ---------   ---------

 OPERATING REVENUES:
    Electric                                  $ 197,405    $ 261,453    $ 569,239   $ 617,029    $ 747,686   $ 770,081
    Gas                                          21,843       17,874      100,455      91,999      141,102     125,352
                                              ---------    ---------    ---------   ---------    ---------   ---------
 Total operating revenues                       219,248      279,327      669,694     709,028      888,788     895,433

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                 104,560       82,072      268,318     208,304      374,222     255,246
       Gas                                       10,081        7,324       54,241      50,326       77,267      66,304
       Other                                     26,505       54,944       97,951     140,923      147,650     186,308
                                              ---------    ---------    ---------   ---------    ---------   ---------
                                                141,146      144,340      420,510     399,553      599,139     507,858
    Maintenance                                   7,494       24,741       35,547      67,309       71,820      88,698
    Depreciation and amortization                12,221       20,141       48,807      60,330       69,034      79,862
    Income taxes                                 21,044       26,204       47,165      43,380       34,558      49,036
    Other taxes                                   6,349       10,056       28,752      29,921       39,144      42,184
                                              ---------    ---------    ---------   ---------    ---------   ---------
       Total operating expenses                 188,254      225,482      580,781     600,493      813,695     767,638

 OPERATING INCOME                                30,994       53,845       88,913     108,535       75,093     127,795

 OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                         --             (9)        --            (8)        --           (37)
    Miscellaneous, net                           10,172          533       17,988       1,614       18,404       1,204
                                              ---------    ---------    ---------   ---------    ---------   ---------
        Total other income and (deductions)      10,172          524       17,988       1,606       18,404       1,167

 INCOME BEFORE
    INTEREST CHARGES                             41,166       54,369      106,901     110,141       93,497     128,962

 INTEREST CHARGES:
    Interest                                      9,391       10,748       28,738      31,906       39,568      41,819
    Allowance for borrowed funds
       used during construction                     (53)         338           99         (43)         163        (143)
                                              ---------    ---------    ---------   ---------    ---------   ---------
    Net interest charges                          9,338       11,086       28,837      31,863       39,731      41,676

NET INCOME                                       31,828       43,283       78,064      78,278       53,766      87,286

PREFERRED STOCK DIVIDENDS                         1,027          957        2,857       2,842        3,848       3,786
                                              ---------    ---------    ---------   ---------    ---------   ---------

NET INCOME AFTER PREFERRED
   STOCK DIVIDENDS                            $  30,801    $  42,326    $  75,207   $  75,436    $  49,918   $  83,500
                                              =========    =========    =========   =========    =========   =========


See Notes to Financial Statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)




                                                                                       Nine  Months Ended
                                                                                         September 30,
                                                                                       2000         1999

                                                                                    ---------    ---------
Cash Flows From Operating:
   Net income                                                                       $  78,064    $  78,278
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                  48,807       60,330
        Allowance for funds used during construction                                       99          (35)
        Deferred income taxes, net                                                      9,503      (12,774)
        Deferred investment tax credits, net                                              607       (1,863)
        Changes in assets and liabilities:
           Receivables, net                                                           (25,423)     (42,285)
           Materials and supplies                                                      (7,617)       5,367
           Accounts and wages payable                                                  84,403       27,134
           Taxes accrued                                                               (1,465)      13,598
           Other, net                                                                 (47,711)      35,741
                                                                                    ---------    ---------
Net cash provided by operating activities                                             139,267      163,491

Cash Flows From Investing:
   Construction expenditures                                                          (30,602)     (80,601)
   Allowance for funds used during construction                                           (99)          35
                                                                                    ---------    ---------
Net cash used in investing activities                                                 (30,701)     (80,566)

Cash Flows From Financing:
   Dividends on common stock                                                          (54,171)     (53,297)
   Dividends on preferred stock                                                        (2,857)      (2,957)
   Redemptions -
      Short-term debt                                                                    --        (46,700)
      Long-term debt                                                                  (87,000)     (60,000)
      Intercompany notes payable                                                       (7,180)        --
   Issuances -
      Long-term debt                                                                   51,100         --
      Intercompany notes payable                                                         --         91,200
                                                                                    ---------    ---------
Net cash used in financing activities                                                (100,108)     (71,754)
                                                                                    ---------    ---------

Net change in cash and cash equivalents                                                 8,458       11,171
Cash and cash equivalents at beginning of year                                         12,536       10,180
                                                                                    ---------    ---------
Cash and cash equivalents at end of period                                          $  20,994    $  21,351
                                                                                    =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                                             $  30,619    $  28,990
   Income taxes, net                                                                $  34,509    $  39,983



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

See Notes to Financial Statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000


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

The Registrant also has a 20 percent interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and operates electric generating and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

In conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997, on May 1, 2000, following the receipt of all required State and Federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, Generating Company, for a promissory note from Generating Company in the principal amount of $552 million and 1,000 shares of Generating Company common stock (the Transfer). The promissory note has a term of five years and bears interest at 7 percent based on a 10-year amortization. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45 percent of the Registrant's employees were transferred to Generating Company as a part of the transaction. The significant components of the net assets transferred are as follows:

(Thousands of dollars)
Cash                                               $       6,387
Other receivable - intercompany                           26,000
Material and supplies                                     53,806
Other current assets                                       5,522
Property and plant, net                                  635,031
                                                  ---------------

Total assets transferred                          $      726,746
                                                  ---------------


Accounts payable                                   $       6,541
Other current liabilities                                  3,351
Other deferred credits                                     1,804
Deferred investment tax credits                           19,728
Deferred tax liabilities, net                            143,696
                                                  ---------------

Total liabilities transferred                     $      175,120
                                                  ---------------


Net assets transferred                            $      551,626
                                                  ---------------

Also on May 1, 2000, an electric power supply agreement was entered into between Generating Company and a newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly-owned subsidiary of Resources Company. On the same date, Marketing Company entered into an electric power supply agreement with the Registrant (Power Supply Agreement) to supply it sufficient power to meet native load requirements. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Registrant for resale to native load customers at rates specified by the Illinois Commerce Commission
(ICC) (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under state law at market based prices. This agreement expires December 31, 2004. In turn, the Registrant will bill these customers at rates which approximate the costs the Registrant incurs for its capacity and energy supplied by Generating Company. For the five-month period ended September 30, 2000, $157 million of the Registrant's purchased power was derived under the Power Supply Agreement.

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

In addition, as a result of the transaction, the Registrant incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At September 30, 2000, the Registrant's deferred tax liability and intercompany tax receivable was $219 million.

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

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 2000 and 1999, are not necessarily indicative of trends for any three-month, nine-month or 12-month period.

Note 5 - The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $26 million and $12 million, respectively, as of September 30, 2000 and December 31, 1999. Intercompany payables included in accounts and wages payable totaled approximately $108 and $35 million, respectively, as of September 30, 2000 and December 31, 1999.

In addition, the Registrant has the ability to borrow up to approximately $950 million from Ameren or AmerenUE or invest funds through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At September 30, 2000, the Registrant had $126 million of intercompany borrowings outstanding and $484 million available through the regulated money pool.

Note 6 - On November 9, 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) to become a member of the Alliance Regional Transmission Organization (Alliance RTO), pending the necessary regulatory approvals. The Alliance RTO, including its rate structure, is still subject to approval by the FERC. Accordingly, the Registrant is currently unable to determine the impact that the operation of the Alliance RTO, or the withdrawal from the Midwest ISO, will have on its financial condition, results of operations or liquidity.

Note 7 - In September 2000, the Registrant and its affiliate, AmerenUE, filed a request with the Illinois Commerce Commission (ICC) seeking authorization to transfer AmerenUE's Illinois-based electric and natural gas business and its Illinois-based distribution and transmission assets and personnel to the Registrant. The distribution and transmission assets and related liabilities will be transferred from AmerenUE to the Registrant at historical net book value of approximately $100 million. In connection with this transaction, the Registrant will issue an intercompany note payable to AmerenUE of approximately $50 million. The balance of the assets will be transferred to the Registrant in the form of a capital contribution. In October 2000, AmerenUE filed a request with the Missouri Public Service Commission for approval of the transfer. The transfer is also subject to regulatory filings and approvals of the FERC, the SEC and the ICC.

Note 8 - Segment information for the three-month, nine-month and 12-month periods ended September 30, 2000 and 1999 is as follows:

--------------------------------------------------------------------------------

(in thousands)                              Electric        Gas         Total
--------------------------------------------------------------------------------

Three months ended September 30, 2000:

Revenues                                  $197,405        $21,843     $219,248
Operating Income (Net)                      27,175          3,819       30,994
--------------------------------------------------------------------------------

Three months ended September 30, 1999:

Revenues                                  $261,453        $17,874     $279,327
Operating Income (Net)                      53,763             82       53,845
--------------------------------------------------------------------------------

Nine months ended September 30, 2000:

Revenues                                  $569,239       $100,455     $669,694
Operating Income (Net)                      77,615         11,298       88,913
--------------------------------------------------------------------------------

Nine months ended September 30, 1999:

Revenues                                  $617,029        $91,999     $709,028
Operating Income (Net)                     102,182          6,353      108,535
--------------------------------------------------------------------------------

12 months ended September 30, 2000:

Revenues                                  $747,686        $141,102    $888,788
Operating Income (Net)                      61,120          13,973      75,093
--------------------------------------------------------------------------------

12 months ended September 30, 1999:

Revenues                                  $770,081        $125,352    $895,433
Operating Income (Net)                     119,358           8,437     127,795
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        -----------------

Reference is made to "Regulation" section in Item 1. Business of the Registrant's Form 10-K for the year ended December 31, 1999 and Item 1. Legal Proceedings in Part II of the Registrant's Form 10-Q for the quarterly period ended June 30, 2000, for information relating to litigation concerning the alleged exposure to carcinogens contained in coal tar at the Registrant's Taylorville, Illinois manufactured gas plant site. On October 4, 2000, the Illinois Supreme Court granted the Registrant's request to review a decision issued by the Illinois Appellate Court in March 2000 which upheld a $3.2 million verdict in favor of the plaintiffs against the Registrant. The Registrant believes that final disposition of this matter will not have a material adverse effect on its financial position, results of operations or liquidity.

On August 24, 2000, Steven and Tina Brannon sued the Registrant, its parent, Ameren Corporation, and its affiliate, AmerenEnergy Generating Company in the Circuit Court of Christian County, Illinois. The suit alleges that the Registrant and others were negligent in the manner in which the Registrant's manufactured gas plant site was remediated in Taylorville, Illinois, therefore, wrongfully causing the death of their son. The Brannon's son was born in 1992, diagnosed with neuroblastoma in 1996, and died in 1998. The remediation occurred in 1987. Plaintiffs seek unspecified compensatory damages in excess of $50,000. The Registrant believes that the final resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or liquidity.

Reference is made to Item 1. Legal Proceedings in Part II of the Registrant's Form 10-Q for the quarterly period ended June 30, 2000, for information relating to a lawsuit filed in the Circuit Court of Madison County, Illinois, by twenty-three named plaintiffs alleging negligence on behalf of the Registrant and Dover Elevator Company (Dover) for injuries arising out of an elevator accident which occurred at the Registrant's Newton Power Plant in November 1996. In mid-October 2000, a settlement agreement was entered into which (i) capped all of the plaintiffs' damages and (ii) apportioned fault between the Registrant and Dover as to approximately one-half of the plaintiffs. The settlement amount is the subject of a confidentiality agreement. Subsequently, an apportionment trial was held between the Registrant and Dover as to the remaining plaintiffs. The jury found the Registrant ninety-five percent at fault and Dover five percent at fault. The Registrant has adequate insurance to cover the settlement and the judgment entered in these proceedings. As such, the final resolution of this lawsuit will not have a material adverse effect on the Registrant's financial position, results of operations or liquidity.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)   Exhibits.

               Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended September 30, 2000.

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

                             CENTRAL ILLINOIS PUBLIC
                                 SERVICE COMPANY
                                  (Registrant)


                                               By  /S/ Warner L. Baxter
                                                  -----------------------
                                              Vice President and Controller
                                              (Principal Accounting Officer)


Date:  November 14, 2000