Form 10-K405
period 2000-12-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2001-03-30
CIK 18654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the transition period from to .

                          COMMISSION FILE NUMBER 1-3672

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
             (Exact name of registrant as specified in its charter)
                    Illinois                                         37-0211380
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

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

        Aggregate market value of voting stock held by non-affiliates as of March 8, 2001 determined by trader derived valuations based on current market conditions on a spread basis (excluding Preferred Stock for which prices are not publicly available): $19,156,000.

        Shares of Common Stock without par value, outstanding as of March 8, 2001: 25,452,373 shares (all owned by Ameren Corporation).

                      Documents incorporated by references.

        Portions of the registrant's definitive proxy statement for the 2001 annual meeting are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART I                                                                     Page

Item   1    -  Business
                    General...............................................   1
                    Capital Program and Financing.........................   2
                    Rates.................................................   3
                    Regulation............................................   3
                    Industry Issues.......................................   4
Item   2    -  Properties.................................................   4
Item   3    -  Legal Proceedings..........................................   5
Item   4    -  Submission of Matters to a Vote of Security Holders<F1>

Executive Officers of the Registrant (Item 401(b) of Regulation S-K)......   6

PART II

Item   5    -  Market for Registrant's Common Equity and Related
                    Stockholder Matters...................................   6
Item   6    -  Selected Financial Data....................................   7
Item   7    -  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.............................   7
Item   7A   -  Quantitative and Qualitative Disclosures about Market Risk.  16
Item   8    -  Financial Statements and Supplementary Data................  18
Item   9    -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure<F1>

PART III

Item 10     -  Directors and Executive Officers of the Registrant<F2>.....  35
Item 11     -  Executive Compensation<F2>.................................  35
Item 12     -  Security Ownership of Certain Beneficial Owners
                    and Management<F2>....................................  35
Item 13     -  Certain Relationships and Related Transactions<F2>.........  35

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K   36

SIGNATURES     ...........................................................  38
EXHIBITS       ...........................................................  39

[FN]
<F1> Not applicable and not included herein.
<F2> Incorporated by reference.

                                     PART I

ITEM    1.    BUSINESS.

                                     GENERAL

               Central Illinois Public Service Company (AmerenCIPS or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a holding company which is registered under the Public Utility Holding Company Act of 1935. On December 31, 1997, CIPSCO Incorporated (CIPSCO) and Union Electric Company (AmerenUE) combined with the result that the common shareholders of CIPSCO and AmerenUE became the common shareholders of Ameren, and Ameren became the owner of 100% of the common stock of AmerenUE and CIPSCO's operating subsidiaries, the Registrant and CIPSCO Investment Company (the Merger). Since the Merger, Ameren has formed a number of other subsidiaries including AmerenEnergy Resources Company (Resources Company) which is a holding company for Ameren's nonregulated electric generation, related marketing and fuel procurement businesses and Ameren Services Company which provides shared support services to the Registrant. For additional information on the Registrant's business organization, see Note 1 to the "Notes to Financial Statements" under Item 8 herein.

               The Registrant, an Illinois corporation, was organized in 1902. AmerenCIPS is a public utility operating company engaged in the sale of electricity and natural gas in portions of central and southern Illinois. The Registrant furnishes electric service in 557 incorporated and unincorporated communities and adjacent suburban and rural areas. The Registrant also furnishes natural gas service to retail customers in 267 incorporated and unincorporated communities and adjacent suburban and rural areas located in 41 counties of central and southern Illinois. The Registrant supplies electric service to about 325,000 customers and natural gas service to about 175,000 customers.

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

               In conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Registrant transferred all of its electric generating assets and related liabilities, at historical net book value, to a newly created nonregulated affiliate, AmerenEnergy Generating Company (Generating Company), a subsidiary of Resources Company (the Transfer). The Transfer was made in exchange for a subordinated promissory from Generating Company in the principal amount of $552 million and shares of Generating Company's common stock. The assets transferred by AmerenCIPS included the generating facilities located in Newton, Coffeen, Meredosia, Grand Tower and Hutsonville, Illinois as described under Item 2 herein along with related fuel, supply, transportation, maintenance and labor agreements and other rights, assets  and  liabilities  related  to  the  generation  of  electricity  by  the
Registrant. Seven hundred and fifty employees, or approximately 45% of the Registrant's workforce were also transferred to Generating Company as part of the Transfer. As a result of the Transfer, from May 1, 2000, the Registrant's business is exclusively traditional utility transmission and distribution operations. For additional information on the Transfer including the power supply arrangement the Registrant has entered into to meet its public utility obligations, see "Overview" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 1, 2 and 3 to the "Notes to Financial Statements" under Item 8 herein.

               For the year 2000, 80% of total operating revenues was derived from the sale of electric energy and 20% from the sale of natural gas. Electric operating revenues as a percentage of total operating revenues in both 1999 and 1998 were 85%.

               The Registrant employed 905 persons at December 31, 2000. For information on labor agreements and other labor matters, see Note 11 to the "Notes to Financial Statements" under Item 8 herein.

               For additional information regarding the Registrant's business operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and "Financial Statements and Supplementary Data" under Item 8 herein.


                          CAPITAL PROGRAM AND FINANCING

               For information on the Registrant's capital program, external cash sources and intercompany borrowings, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 3, 7, 8 and 11 to the "Notes to Financial Statements" under Item 8 herein.

               Financing Restrictions. The Mortgage Indenture of AmerenCIPS, as presently operative, permits the issuance of additional first mortgage bonds up to 60% of available net expenditures for bondable property, provided the "net earnings" of AmerenCIPS (before income taxes and otherwise as provided in the Mortgage Indenture) for a recent 12-month period equal at least twice the annual interest requirements on all first mortgage bonds outstanding (and on all equally secured and prior lien indebtedness) and on the bonds then to be issued. As a result of the transfer of all of AmerenCIPS' electric generating assets and liabilities to Generating Company, the more restrictive of these requirements, at December 31, 2000, was the limitation on the issuance of additional first mortgage bonds to the extent of 60% of available net expenditures for bondable property. At December 31, 2000, the 60% limitation would permit the issuance of approximately $84 million of additional first mortgage bonds on the basis of available net expenditures for bondable property. In addition, the amount of retired first mortgage bonds would permit the issuance of $100 million of additional first mortgage bonds as of March 15, 2001. The "net earnings" of AmerenCIPS for the year ended December 31, 2000, were equal to 7.08 times the interest for one year on the aggregate amount of bonds outstanding under the Mortgage Indenture at December 31, 2000.

               The Articles of Incorporation of AmerenCIPS provide, in effect, that so long as any AmerenCIPS preferred stock is outstanding, AmerenCIPS shall not, without the requisite vote of the holders of preferred stock, unless the retirement of such stock is provided for, (a) issue any preferred or equal ranking stock (except to retire or in exchange for an equal amount thereof) unless the "gross income available for interest" of AmerenCIPS for a recent 12-month period is at least one and one-half (1-1/2) times the sum of (i) one year's interest on all funded debt and notes maturing more than 12 months after the date of issuance of such shares and (ii) one year's dividend requirement on all preferred stock to be outstanding after such issue, or (b) issue or assume any unsecured debt securities maturing less than two years from the date of issuance or assumption (except for certain refunding or retirement purposes) if immediately after such issuance or assumption the total amount of all such unsecured debt securities would exceed 20% of the sum of all secured debt securities and the capital and surplus of AmerenCIPS. For the year ended December 31, 2000, the "gross income available for interest" of AmerenCIPS equalled 3.16 times the sum of the annual interest charges and dividend requirements on all such funded debt, notes and preferred stock outstanding at December 31, 2000. Such "gross income available for interest" was sufficient under the test to support the issuance of additional preferred stock (assuming an annual dividend rate on such preferred stock of 7.25%) in an amount in excess of the maximum amount ($185 million) of authorized and unissued preferred stock under the Articles of Incorporation.

                                      RATES

               For the year 2000, approximately 81% of the Registrant's electric operating revenues were based on rates regulated by the Illinois Commerce Commission (ICC) and 19% were regulated by the Federal Energy Regulatory
Commission (FERC) of the U. S. Department of Energy. The Registrant's gas operating revenues for the year 2000 were based on rates regulated exclusively by the ICC. For information on rate matters in these jurisdictions, see "Results of Operations" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Note 2 to the "Notes to Financial Statements" under Item 8 herein.


                                   REGULATION

               General Matters. The Registrant is subject to regulation by the Securities and Exchange Commission (SEC) and, as a subsidiary of Ameren, is subject to the provisions of the Public Utility Holding Company Act of 1935. The Registrant is subject to regulation by the ICC as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. The Registrant is also subject to regulation by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, mergers, and certain other matters. Authorization to issue debt having a maturity of twelve months or less is obtained from the SEC.

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

               Environmental Matters. The Registrant, in certain of its operations, is subject to federal, state and local environmental regulations relating to the safety and health of personnel, the public and the environment. Failure to comply with those statutes or regulations could have material adverse effects on the Registrant, including the imposition of criminal or civil liability by regulatory agencies or civil fines and liability to private parties, and the required expenditure of funds to bring the Registrant into compliance. The Registrant is in material compliance with existing regulations. In connection with the Transfer, the Registrant has agreed to indemnify
Generating Company for environmental claims relating to the transferred generating facilities for events or occurrences arising prior to May 1, 2000.

               On December 22, 1995, a complaint was filed in the Circuit Court for the Seventh Judicial Circuit, Sangamon County, Illinois against the Registrant and several other defendants. The complaint sought unspecified monetary damages and alleged that, as a result of exposure to carcinogens contained in coal tar at the AmerenCIPS Taylorville manufactured gas plant site, plaintiffs' children had suffered from a rare form of childhood cancer known as "neuroblastoma". In 1998, a jury awarded plaintiffs $3.2 million. In March 2000, the Illinois Appellate Court, on an appeal by AmerenCIPS, upheld the plaintiffs' verdict. In October 2000, the Illinois Supreme Court granted the Registrant's request to review the Illinois Appellate Court's decision. The Registrant believes that final disposition of this matter will not have a material adverse effect on its financial position, results of operations or liquidity.

               On August 24, 2000, Steven and Tina Brannon sued Ameren, AmerenCIPS and Generating Company in the Circuit Court of Christian County, Illinois. The suit alleges that AmerenCIPS and others were negligent in the manner in which AmerenCIPS' manufactured gas plant site was remediated in Taylorville, Illinois, therefore, wrongfully causing the death of their son. The Brannon's son was born in 1992, diagnosed with neuroblastoma in 1996, and died in 1998. The remediation occurred in 1987. Plaintiffs seek unspecified compensatory damages in excess of $50,000. The Registrant believes that the final resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or liquidity.

               On August 2, 1996, the Illinois Attorney General filed a complaint with the Illinois Pollution Control Board alleging various violations of wastewater discharge permit conditions and ground water standards at AmerenCIPS' (now Generating Company's) Hutsonville Power Station. The complaint sought monetary penalties and the award of attorney fees. In accordance with the terms of a settlement agreement with the Illinois Environmental Protection Agency and the Illinois Attorney General, Generating Company has constructed a new lined fly ash basin at the Hutsonville Power Station and intends to close the existing unlined basin. The proposed settlement has been presented to the Board for approval. The Registrant believes that the final resolution of this matter will not have a material adverse effect on its financial position, results of operations or liquidity.

               See Note 11 to the "Notes to Financial Statements" under Item 8 herein for a further discussion of environmental matters.


                                 INDUSTRY ISSUES

               The Registrant is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include: the potential for more intense competition and for changing the structure of regulation; changes in the structure of the industry as a result of changes in federal and state laws, including the formation of unregulated generating entities; on-going consideration of additional changes of the industry by federal and state authorities; continually developing environmental laws, regulations and issues; public concern about the siting of new facilities; proposals for demand side management programs; and global climate issues. The Registrant is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations, financial condition, or liquidity.

               For additional information on certain of these issues, see "Electric Industry Restructuring" in Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 11 to the "Notes to Financial Statements" under Item 8 herein.

ITEM    2.    PROPERTIES.

               For information on the Registrant's construction program, electric transmission assets, the Transfer and the proposed AmerenUE Illinois property transfer, see "General" under Item 1 herein, "Results of Operations", "Liquidity and Capital Resources" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 11 to the "Notes to Financial Statements" under Item 8 herein.

               The Registrant owns 20% of the capital stock of Electric Energy, Inc. (EEI), and its affiliate, AmerenUE, owns 40% of such stock. The balance is held by two other sponsoring companies -- Kentucky Utilities Company and Dynegy Midwest Generation, Inc. EEI owns and/or operates electric generating and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

               As of December 31, 2000, the Registrant owned approximately 1,900 circuit miles of electric transmission lines. The Registrant also owned 4,800 miles of natural gas transmission and distribution mains, four underground gas storage fields and one propane-air gas plant used to supplement the available pipeline supply of natural gas during periods of abnormally high demands. Other properties of the Registrant include distribution lines, underground cable, office buildings, warehouses, garages and repair shops.

               Substantially all of AmerenCIPS' property is subject to the direct first lien of an Indenture of Mortgage or Deed of Trust dated October 1, 1941, as amended and supplemented.

               The following table sets forth information with respect to the Registrant's electric generating facilities which were transferred to Generating Company on May 1, 2000. As a part of the Transfer, these facilities and the real property on which they are located were released from the above referenced mortgage lien.

 Energy                                                          Rated Capacity
 Source           Plant                    Location             (net Megawatts)
 ------           -----                    --------             ---------------
 Coal         Newton                   Newton, IL                    1,110
              Coffeen                  Coffeen, IL                     900
              Grand Tower*             Grand Tower, IL                 190
              Hutsonville
                (Units 3 & 4)          Hutsonville, IL                 153
              Meredosia
                (Units 1, 2 & 3)       Meredosia, IL                   339
                                                                   -------
                                       Total Coal                    2,692
 Oil          Meredosia
                (Unit 4)               Meredosia, IL                   168
              Hutsonville
                (Diesel)               Hutsonville, IL                   3
                                                                 ---------
                                       Total Oil                       171
                                                                   -------

                                              TOTAL                  2,863
                                                                    ======

             * The Grand Tower Plant is being repowered with two
               gas-fired combustion turbine generating units.


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

               For additional information on legal and administrative proceedings, see "Regulation - Environmental Matters" under Item 1 herein, "Liquidity and Capital Resources" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein, and Notes 2 and 11 to the "Notes to Financial Statements" under Item 8 herein.

                 ------------------------------------------


               Statements  made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Registrant's business at both the state and federal levels; the effects of withdrawal from the Midwest ISO and membership in the Alliance RTO; future market prices for purchased power and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; the impact of current environmental regulations on utilities; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.

INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF REGULATION S-K:

                   Age At                                    Date First Elected
         Name     12/31/00    Present Position                    or Appointed
         ----     --------    ----------------                    -------------

G. L. Rainwater       54      President, Chief Executive Officer       1/1/98
                              and Director                            12/2/97
T. R. Voss            53      Senior Vice President                    6/1/99
W. L. Baxter          39      Vice President,                         4/22/99
                              Controller and                         12/31/97
                              Director                                4/22/99
M. J. Montana         54      Vice President                          4/28/98
G. W. Moorman         57      Vice President                           6/1/88
C. D. Nelson          47      Vice President                          4/28/98
S. R. Sullivan        40      Vice President, General Counsel
                              and Secretary                           11/7/98
J. E. Birdsong        46      Treasurer                              12/31/97

All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders held in April. Except for Mr. Sullivan, each of the above-named executive officers has been employed by the Registrant for more than five years in executive or management positions. Mr. Sullivan was previously employed by Anheuser Busch Companies, Inc.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

               There is no market for the Registrant's Common Stock since all shares are owned by its parent, Ameren.

ITEM    6.    SELECTED FINANCIAL DATA.



For the Years Ended
December 31 (In Thousands)                   2000          1999           1998           1997           1996
--------------------------                   ----          ----           ----           ----           ----
Operating revenues                       $  893,898     $  928,122     $  847,424    $  852,075     $  881,102
Operating income                             91,813         94,715        120,044       102,495        116,531
Net income                                   79,362         53,980         80,147        38,620         77,393
Preferred stock dividends                     3,882          3,833          3,745         3,715          3,721
Net income after preferred
  stock dividends                            75,480         50,147         76,402        34,905         73,672
Common stock dividends                       54,614         90,342         72,285        43,300         62,950

As of December 31,

Total assets                             $1,867,141     $1,781,754     $1,764,397    $1,788,707     $1,795,353
Long-term debt                              463,174        493,625        528,446       558,474        421,228
Total common stockholder's equity           555,244        534,378        575,370       572,759        581,224



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

On May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of AmerenEnergy Resources Company (Resources Company), which is a wholly owned subsidiary of Ameren (the Transfer). Discussion below under Results of Operations reflects that as a result of the Transfer, from May 1, 2000, the Registrant's operating revenues will only include revenues derived from its traditional transmission and distribution operations, and those revenues it receives from its native load customers, or new customers allowed choice of an electric supplier under state law. Sales under certain wholesale contracts and interchange sales will no longer be reflected in operating revenues of the Registrant. Instead, those revenues will be recorded at Resources Company. The Registrant's operating expenses will only include those expenses it incurs under its traditional transmission and distribution operations, and for purchased power under an electric power supply agreement with Resources Company's newly created marketing subsidiary, AmerenEnergy Marketing Company (the Power Supply Agreement). See "Electric Industry Restructuring" below and Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion.

RESULTS OF OPERATIONS

Earnings
Earnings for 2000, 1999 and 1998, were $75 million, $50 million and $76 million, respectively. Earnings fluctuated due to many conditions, primarily: sales growth, weather variations, electric rate reductions, the Transfer, a gas rate increase, competitive market forces, fluctuating operating costs, expenses relating to the withdrawal from the electric transmission related Midwest Independent System Operator (Midwest ISO), charges for coal contract terminations, a targeted employee separation plan (TSP), changes in interest expense and changes in income and property taxes.

In the fourth quarter of 2000, the Registrant recorded an $8 million nonrecurring charge to earnings in connection with its withdrawal from the Midwest ISO. The charge reduced earnings $5 million, net of income taxes (see discussion below under "Electric Industry Restructuring" and Note 2 - Regulatory Matters under Notes to Financial

Statements for further information). In thefourth quarter of 1999, the Registrant recorded a $52 million nonrecurring charge to earnings in connection with coal contract terminations with two coal suppliers. The charge reduced earnings $31 million, net of income taxes (see discussion below under "Electric Operations" and Note 11 - Commitments and Contingencies under Notes to Financial Statements for further information). In 1998, the Registrant recorded a nonrecurring charge to earnings in connection with a targeted separation plan it offered to employees in July 1998. That charge reduced earnings $4 million, net of income taxes, (see Note 4 - Targeted Separation Plan under Notes to Financial Statements for further information). The significant items affecting revenues, expenses and earnings for the years ended December 31, 2000, 1999 and 1998 are detailed in the following pages.

Electric Operations
Electric Revenues                          Variations from Prior Year
--------------------------------------------------------------------------------
(In Millions)                            2000         1999          1998
--------------------------------------------------------------------------------
Rate variations                        $    -         $ (7)          $(5)
Effect of abnormal weather                (11)         (16)           13
Growth and other                           15            9            14
Interchange sales                         (82)          88            (1)
--------------------------------------------------------------------------------
                                         $(78)         $74           $21
--------------------------------------------------------------------------------

Electric revenues for 2000 decreased $78 million compared to 1999 primarily due to a decrease in interchange sales as a result of the Transfer and unfavorable weather. These decreases were offset in part by an increase in industrial sales of 29 percent, resulting primarily from a new contract with a large industrial customer.

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

Fuel and Purchased Power                        Variations from Prior Year
--------------------------------------------------------------------------------
(In Millions)                                 2000         1999         1998
--------------------------------------------------------------------------------
Fuel:
    Generation                               $(110)         $17         $(25)
    Price                                       (5)         (18)          (2)
    Generation efficiencies and other           (4)          (7)          (6)
    Coal contract termination payments         (52)          52            -
Purchased power                                227           40           21
--------------------------------------------------------------------------------
                                            $   56          $84         $(12)
--------------------------------------------------------------------------------

Fuel and purchased power costs for 2000 increased $56 million compared to 1999, primarily due to an overall net increase in purchased power and generation resulting from higher native sales and higher purchased power costs under the provisions of the Power Supply Agreement entered into as part of the Transfer, partially offset by lower fuel costs due to the termination of certain coal contracts in the fourth quarter of 1999 and the Transfer.

The $84 million increase in fuel and purchased power costs for 1999, compared to 1998, was primarily due to increased generation and purchased power, resulting from higher sales volume and coal contract termination payments discussed below, partially offset by lower fuel costs.

In the fourth quarter of 1999, the Registrant and two of its coal suppliers executed agreements to terminate their existing coal supply contracts effective December 31, 1999. Under these agreements, the Registrant made termination payments to the suppliers totaling approximately $52 million. These termination payments were recorded as a nonrecurring charge in the fourth quarter of 1999. Total estimated pretax fuel cost savings of $27 million were realized in 2000 by Ameren. See Note 11 - Commitments and Contingencies under Notes to Financial Statements for further information.

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

Gas Operations
Gas revenues for 2000 increased $44 million compared to 1999, due primarily to higher gas costs recovered through the Registrant's purchased gas adjustment clause and higher residential and commercial sales as a result of colder weather in the fourth quarter of 2000. Gas revenues in 1999 increased $7 million compared to 1998, primarily due to a gas rate increase which became effective in February 1999 (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information) and higher gas costs recovered through the Registrant's purchased gas adjustment clause. These increases were partially offset by a decline in retail sales of 10%, resulting primarily from milder winter weather, as well as a decrease in off-system sales of gas to others. Gas revenues in 1998 decreased $26 million compared to 1997, primarily due to a 7% decline in retail sales resulting from milder winter weather and lower gas costs recovered through the Registrant's purchase gas adjustment clause.

Gas costs in 2000 increased $37 million compared to 1999, primarily due to higher retail sales and higher gas prices. Gas costs in 1999 increased $4 million compared to 1998. This increase in gas costs was primarily due to higher gas prices, partially offset by lower total sales. Gas costs in 1998 declined $28 million compared to 1997. This decrease in gas costs was due to lower sales and lower gas prices.

Other Operating Expenses
Other operating expense variations in 1998 through 2000 reflected recurring factors such as growth, inflation, the Transfer, labor and benefit costs, and charges for estimated costs relating to withdrawal from the Midwest ISO and the TSP, as discussed below.

In November 2000, the Registrant announced that it is withdrawing from the Midwest ISO to become a member of the Alliance Regional Transmission Organization (Alliance RTO). In the fourth quarter of 2000, the Registrant recorded a pretax nonrecurring charge to earnings of $8 million ($5 million after income taxes) as a result of the Registrant's decision to withdraw from the Midwest ISO. This charge relates to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. See discussions below under "Electric Industry Restructuring" and Note 2 - Regulatory Matters under Notes to Financial Statements for further information.

In 1998, Ameren announced plans to reduce its other operating expenses, including plans to eliminate approximately 400 employee positions by mid-1999 through a hiring freeze and the TSP. During the third quarter of 1998, a nonrecurring, pretax charge of $7 million was recorded, representing the Registrant's share of costs incurred to implement the TSP. The elimination of these positions, exclusive of the nonrecurring charge, reduced the Registrant's operating expenses approximately $4 million in 1998 and approximately $7 million in 1999, and is expected to reduce the Registrant's operating expenses by approximately $6 million to $7 million each year thereafter. See Note 4 -
Targeted Separation Plan under Notes to Financial Statements for further information.

Other operations expenses, excluding the Midwest ISO related nonrecurring charge discussed above, decreased $65 million in 2000, compared to 1999, primarily due to lower employee benefit costs resulting from the Transfer as well as lower information system-related costs. Other operating expenses increased $11 million in 1999, compared to 1998, primarily due to increased postretirement expenses resulting from changes in actuarial assumptions, increased injuries and damages expenses based on claims experience, expenses associated with electric industry deregulation in Illinois and the Year 2000 project. These increases were partially offset by a reduced workforce, coupled with the fact that 1998 expenses included the charge for the TSP. The $19 million increase in other operating expenses in 1998, compared to 1997, were primarily due to the charge for the TSP and increased information system-related costs.

Maintenance expenses decreased $59 million in 2000, compared to 1999, primarily due to decreased power plant maintenance resulting from the Transfer. Maintenance expenses increased $32 million in 1999, compared to 1998. This increase was primarily due to increased power plant maintenance. In 1998, maintenance expenses decreased $4 million from the prior year, primarily due to less scheduled power plant maintenance.

Depreciation and amortization expense decreased $19 million in 2000, compared to 1999, due to decreased depreciable property, primarily resulting from the Transfer. Depreciation and amortization expense increased $6 million in 1999, compared to 1998. This increase was primarily due to increased depreciable property. In 1998, depreciation and amortization expense decreased $8 million from the prior year due to the write-off of generation-related regulatory assets in Illinois during the fourth quarter of 1997.

Taxes
Income tax expense from operations increased $13 million in 2000, compared to 1999, due to a higher pretax income. Income tax expense from operations decreased $15 million in 1999, compared to 1998, due to lower pretax income. Income tax expense from operations increased $12 million in 1998, compared to 1997, due to higher pretax income and a higher effective tax rate.

Other tax expense decreased $17 million in 1999, compared to 1998, primarily due to a decrease in gross receipts taxes. This decrease is the result of the restructuring of the Illinois public utility tax whereby gross receipts taxes are no longer recorded as electric revenue and gross receipts tax expense.

Other Income and Deductions
Miscellaneous, net increased $26 million in 2000, compared to 1999, primarily due to interest income earned on the promissory note receivable from Generating Company as part of the Transfer. (See "Electric Industry Restructuring" and Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion of the promissory note.) In 1999, miscellaneous, net increased $3 million, compared to 1998, primarily due to losses on the disposal of property realized in 1998. In 1998, miscellaneous, net increased $3 million primarily due to higher merger-related expenses incurred in the prior year.

Interest
Interest expense decreased $2 million in 2000, compared to 1999, primarily due to the redemption of long-term debt, partially offset by an increase in intercompany notes payable resulting from funds borrowed from the regulated money pool (see Note 7 - Short-Term Borrowings under Notes to Financial Statements for further information) and funds owed to Generating Company as a result of the Transfer. Interest expense increased $3 million in 1999, compared to 1998, due to an increase in intercompany notes payable resulting from funds borrowed from the regulated money pool (see Note 7 - Short-Term Borrowings under Notes to Financial Statements for further information), partially offset by the redemption of short-term debt. Interest expense increased $3 million in 1998, compared to 1997, due to a higher amount of debt outstanding, partially offset by a decrease in other interest.

Balance Sheet
The $36 million increase in trade accounts receivable was due primarily to higher sales and revenues in November and December 2000, compared to the same 1999 period.

The variations in property and plant, net, intercompany notes receivable, intercompany tax receivable, materials and supplies inventory, regulatory assets, accumulated deferred income taxes and regulatory deferred investment tax credits were due to the Transfer. See "Electric Industry Restructuring" and Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion.

The changes in accounts and wages payable and taxes accrued resulted from the timing of various payments to taxing authorities and suppliers, including the accrual for the nonrecurring charge in connection with the Registrant's withdrawal from the Midwest ISO, as well as a decrease in the number of employees, resulting from the Transfer. The $90 million increase in intercompany notes payable was due to funds borrowed from the regulated money pool (see Note 7 - Short-Term Borrowings under Notes to Financial Statements for further discussion) and funds owed to Generating Company as a result of the Transfer.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $62 million for 2000, compared to $166 million for 1999 and $123 million in 1998.

Cash flows used in investing activities totaled $41 million, $95 million and $68 million, for the years ended December 31, 2000, 1999 and 1998, respectively. Expenditures in 2000 for constructing new or improving existing facilities were $41 million. Construction expenditures in 2000 decreased from 1999 due to the effects of the Transfer.

See "Electric Industry Restructuring" and Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion.

Capital expenditures are expected to approximate $54 million in 2001. For the five-year period 2001 through 2005, construction expenditures are estimated at $319 million.

Cash flows used in financing activities were $4 million for 2000, compared to $68 million for 1999 and $74 million for 1998. The Registrant's financing activities during 2000 included the issuance of $51 million of long-term debt and $90 million of intercompany notes payable, the redemption of $87 million of long-term debt and the payment of dividends.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission (SEC) under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of commercial paper (maturities generally within 1 to 45 days) and bank loans. At December 31, 2000, the Registrant had committed bank lines of credit aggregating $25 million, all of which was unused and available at such date, which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At year-end, the Registrant had no outstanding short-term borrowings.

Also, the Registrant has the ability to borrow up to approximately $914 million from Ameren or AmerenUE through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company, another subsidiary of Ameren. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At December 31, 2000, the Registrant had $197 million of intercompany borrowings outstanding under the regulated money pool and $727 million available through the regulated money pool. See Note 7 - Short-Term Borrowings under Notes to Financial Statements for further information.

Subject to certain approvals, the Registrant intends to transfer primary liability for $104 million of tax-exempt pollution control loan obligations to Generating Company during 2001. Upon the transfer of these obligations to Generating Company, the amount of Generating Company's liability to the Registrant under the promissory note issued as part of the Transfer will be reduced by a similar amount. The pollution control loan obligations referred to above have maturity dates ranging from 2014 to 2028 and bear interest at variable rates. See further discussion of Generating Company's promissory note to the Registrant below, under "Electric Industry Restructuring" and in Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion.

During the course of Ameren's resource planning, several alternatives are being considered to satisfy regulatory load requirements for 2001 and beyond for the Registrant, AmerenUE and Resources Company. One of these alternatives was for AmerenUE to transfer its Illinois-based electric and natural gas businesses and certain of its Illinois-based distribution and transmission assets and personnel to the Registrant (see Note 2- Regulatory Matters under Notes to Financial Statements for further discussion). The assets and related liabilities were proposed to be transferred from AmerenUE to the Registrant at historical net book value. In March 2001, Ameren decided it will no longer pursue this transfer and will be taking the necessary action to withdraw its pending requests for regulatory approvals. Other alternatives being considered include proposals for the purchase of 450 megawatts of capacity and energy for the summer of 2001, among other things. At this time, management is unable to predict which course of action it will pursue to satisfy these requirements and their ultimate impact on the Registrant's financial position, results of operations or liquidity.

The Registrant, in the ordinary course of business, explores opportunities to reduce its costs in order to remain competitive in the marketplace. An area where the Registrant focuses its review includes, but is not limited to, labor costs. In the labor area, over the past two years, the Registrant has reached agreements with all of the Registrant's major collective bargaining units which will permit it to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages.

Certain of these reduction alternatives could require nonrecurring payments of employee separation benefits. Management is unable to predict to what extent, these alternatives to reduce its overall cost structure will be executed as well as determine the impact of these actions on the Registrant's future financial position, results of operations or liquidity.

RATE MATTERS

See Note 2 - Regulatory Matters under Notes to Financial Statements for a discussion of rate matters.

ELECTRIC INDUSTRY RESTRUCTURING

Steps taken and being considered at the federal and state levels continue to change the structure of the electric industry and utility regulation, and encourage increased competition. At the federal level, the Energy Policy Act of 1992 reduced various restrictions on the operation and ownership of independent power producers and gave the Federal Energy Regulatory Commission (FERC) the authority to order electric utilities to provide transmission access to third parties.

During 2000 and in early 2001, deregulation laws established in the state of California, coupled with high energy prices, increasing demands for power by users in that state, transmission constraints and limited generation resources, among other things, negatively impacted several major electric utilities in that state. Federal and state regulators and legislators have proposed and implemented, in part, different courses of action to attempt to address these issues. The Registrant does not maintain utility operations in the state of California, nor does it provide energy directly to utilities in that state. At this time, the Registrant is uncertain what impact, if any, changes in deregulation laws will have on future federal and state deregulation laws, which could directly impact the Registrant's future financial position, results of operations or liquidity.

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

In 1998, the Registrant joined a group of companies that originally supported the formation of the Midwest ISO. An ISO operates, but does not own, electric transmission systems and maintains system reliability and security, while facilitating wholesale and retail competition through the elimination of "pancaked" transmission rates. The Midwest ISO is regulated by the FERC. The FERC conditionally approved the formation of the Midwest ISO in September 1998. The Illinois Commerce Commission (ICC) has authorized the Registrant to join the Midwest ISO.

In December 1999, the FERC issued Order 2000 relating to Regional Transmission Organizations (RTOs) that would meet certain characteristics such as size and independence. RTOs, including ISOs, are entities that ensure comparable and non-discriminatory access to regional electric transmission systems. Order 2000 calls on all transmission owners to join RTOs.

Following the announcements of Commonwealth Edison and Illinois Power of their intent to withdraw from the Midwest ISO and join the Alliance RTO, the Registrant determined that the operational configuration of the Midwest ISO was unacceptable and announced its withdrawal in November 2000. The Registrant decided to withdraw to ensure the continued reliable and efficient operation of its transmission system. As a result of the Registrant's decision to withdraw from the Midwest ISO, in the fourth quarter of 2000, the Registrant recorded a pretax nonrecurring charge to earnings of $8 million ($5 million after income taxes). This charge relates to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs.

In January 2001, the Registrant announced that it had signed an agreement to join the Alliance RTO. Also, in January 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO. In February 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that enables the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. This settlement agreement remains subject to FERC approval. The Registrant's transfer of control and operation of its transmission assets to the Alliance RTO is also subject to ICC approval. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operations or liquidity.

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy at retail in Illinois.

Major provisions of the Law include the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation suppliers. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The remaining commercial and industrial customers were offered choice on December 31, 2000. Commercial and industrial customers represent approximately 45% of the Registrant's total sales. As of December 31, 2000, the impact of retail direct access on the Registrant's financial condition, results of operations and liquidity was immaterial. Retail direct access will be offered to residential customers on May 1, 2002.

In addition, the Law included a 5% rate decrease for residential customers that became effective in August 1998. This rate decrease reduced electric revenues by approximately $11 million annually compared to pre-Law rates, based on estimated levels of sales and assuming normal weather conditions. (See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.) In 1998, the Registrant eliminated its Uniform Fuel Adjustment Clause (FAC) as allowed by the Law, which has benefited shareholders since 1998 (see Note 1 - Summary of Significant Accounting Policies under Notes to Financial Statements for further information). The Law contains a provision allowing for the potential recovery of a portion of strandable costs, which represent costs that would not be recoverable in a restructured environment, through a transition charge collected from customers who choose an alternate electric supplier. In addition, the Law contains a provision requiring a portion of excess earnings (as defined under the Law) for the years 1998 through 2004 to be refunded to customers. See Note 2
-  Regulatory   Matters  under  Notes  to  Financial   Statements   for  further
information.

In conjunction with another provision of the Law, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to Generating Company in exchange for a promissory note from Generating Company in the principal amount of $552 million and 1,000 shares of Generating Company common stock (the Transfer). The promissory note has a term of five years and bears interest at 7 percent based on a 10-year amortization. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45 percent of the Registrant's employees were transferred to Generating Company as a part of the transaction.

In conjunction with the Transfer, an electric power supply agreement was entered into between Generating Company and its newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly owned subsidiary of Resources Company. In addition, Marketing Company entered into an electric power supply agreement with the Registrant to supply it sufficient energy and capacity to meet its obligations as a public utility through December 31, 2004. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Registrant for resale to native load customers at rates specified by the ICC (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under state law at market based prices. In turn, the Registrant will bill these customers at rates which approximate the costs the Registrant incurs for its capacity and energy supplied by Generating Company. For the eight-month period ended December 31, 2000, $257 million of the Registrant's purchased power was derived under the Power Supply Agreement.

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

In addition, as a result of the Transfer, the Registrant incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At December 31, 2000, the Registrant's deferred tax liability and intercompany tax receivable was $211 million.

See Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion of the Transfer.

In summary, the potential negative consequences associated with electric industry restructuring could be significant and could include the impairment and writedown of certain assets, including plant and net regulatory assets, lower revenues, reduced profit margins and increased costs of capital and operations expenses. Conversely, a deregulated marketplace can provide earnings enhancement opportunities. The Registrant will continue to focus on cost control to ensure that it maintains a competitive cost structure. Also, in Illinois, the actions of Ameren included the establishment of a nonregulated generating subsidiary and the expansion of its generation assets, which strengthened its trading and marketing operations to maintain its current customers and obtain new customers, and the enhancement of its information systems. The Registrant believes that these actions position Ameren and the Registrant well in the competitive Illinois marketplace. At this time, the Registrant is unable to predict the ultimate impact of electric industry restructuring on the Registrant's future financial condition, results of operations or liquidity.

CONTINGENCIES

See Note 2 - Regulatory Matters and Note 11 - Commitments and Contingencies under Notes to Financial Statements for material issues existing at December 31, 2000.

MARKET RISK RELATED TO FINANCIAL INSTRUMENTS AND COMMODITY INSTRUMENTS

Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, equity prices, commodity prices, etc.). The following discussion of Ameren's, including the Registrant's, risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren and the Registrant also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational, and credit risk and are not represented in the following analysis.

Ameren's risk management objective is to optimize its physical generating assets within prudent risk parameters. Risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk
The Registrant is exposed to market risk through changes in interest rates through its issuance of both long-term and short-term variable-rate debt and fixed-rate debt, commercial paper and auction-rate preferred stock. The Registrant manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase one percentage point in 2001, as compared to 2000, the Registrant's interest expense would increase by approximately $3 million and net income would decrease by approximately $2 million. This amount has been determined using the assumptions that the Registrant's outstanding variable-rate debt, commercial paper and auction-rate preferred stock, as of December 31, 2000, continued to be outstanding throughout 2001, and that the average interest rates for these instruments increased one percent over 2000. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas and electricity. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has a purchased gas adjustment clause (PGA) in place. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas.

Since the Registrant does not have a provision similar to the PGA for its electric operations, purchased power commodity price risk is mitigated in part due to the fact that the Registrant has entered into a long-term contract with a supplier for purchased power (see "Electric Industry Restructuring and Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion).

ACCOUNTING MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. The intended use of the derivatives and their designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income in stockholder's equity. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 to all fiscal quarters of all fiscal years, beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of SFAS 133. The Registrant is adopting SFAS 133 in the first quarter of 2001. As of January 1, 2001, the adoption of SFAS 133 is not expected to have a material effect on the Registrant. However, the Derivatives Implementation Group (DIG), a committee of the FASB responsible for providing guidance on the implementation of SFAS 133, has not reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. The Registrant is unable to predict when this issue will ultimately be resolved and the impact the resolution will have on the Registrant's future financial position, results of operations or liquidity. Implementation of SFAS 133 will likely increase the volatility of the Registrant's earnings in future periods.

EFFECTS OF INFLATION AND CHANGING PRICES

The Registrant's rates for retail electric and gas utility service are generally regulated by the ICC. Wholesale electric rates are regulated by the FERC.

The current replacement cost of the Registrant's utility plant substantially exceeds its recorded historical cost. Under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical costs through depreciation might not be adequate to replace utility plant in future years. In addition, the impact on common stockholders is mitigated to the extent depreciable property is financed with debt that is repaid with dollars of less purchasing power.

Changes in gas costs relating to retail gas utility services are generally reflected in billings to customers through a purchased gas adjustment clause.

Inflation continues to be a factor affecting operations, earnings, stockholder's equity and financial performance.

SAFE HARBOR STATEMENT

Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Registrant's business at both the state and federal levels; the effects of withdrawal from the Midwest ISO and membership in the Alliance RTO; future market prices for purchased power and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; interest rates; weather conditions; the impact of current environmental regulations on utilities; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

              Information required to be reported by this item is included under "Market Risk Related to Financial Instruments and Commodity Instruments" in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" under Item 7 herein and Notes 5 and 12 to the "Notes to Financial Statements" under Item 8 herein.

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and  Shareholders  of Central  Illinois Public Service
Company:

In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)(1) on Page 36 present fairly, in all material respects, the financial position of Central Illinois Public Service Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 14(a)(1) on Page 36 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 5, 2001

ITEM    8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                      (Thousands of Dollars, Except Shares)


                                                                          December 31,               December 31,
ASSETS                                                                       2000                    1999
------                                                                       ----                    ----
Property and plant, at original cost:
   Electric                                                               $1,195,418             $2,422,002
   Gas                                                                       273,573                267,909
                                                                   ------------------       ----------------
                                                                           1,468,991              2,689,911
   Less accumulated depreciation and amortization                            654,897              1,260,582
                                                                   ------------------       ----------------
                                                                             814,094              1,429,329
Construction work in progress                                                  6,558                 43,435
                                                                   ------------------       ----------------
         Total property and plant, net                                       820,652              1,472,764
                                                                   ------------------       ----------------
Investments and other assets:
   Intercompany notes receivable                                             511,701                   -
   Intercompany tax receivable                                               194,975                   -
   Other assets                                                               17,085                 17,722
                                                                   ------------------       ----------------
        Total investments and other assets                                   723,761                 17,722

Current assets:
   Cash and cash equivalents                                                  29,801                 12,536
   Accounts receivable - trade (less allowance for doubtful
         accounts of $1,777 and $1,828, respectively)                        160,996                124,587
   Other accounts and notes receivable                                        25,035                 20,875
   Intercompany notes receivable                                              39,925                   -
   Intercompany tax receivable                                                15,809                   -
   Materials and supplies, at average cost -
      Fossil fuel                                                             22,560                 47,291
      Other                                                                    9,821                 33,931
   Other                                                                       6,240                 10,387
                                                                   ------------------       ----------------
         Total current assets                                                310,187                249,607
                                                                   ------------------       ----------------
Regulatory assets:
   Deferred income taxes                                                          91                 21,520
   Other                                                                      12,450                 20,141
                                                                   ------------------       ----------------
         Total regulatory assets                                              12,541                 41,661
                                                                   ------------------       ----------------
TOTAL ASSETS                                                              $1,867,141             $1,781,754
                                                                   ==================       ================
CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value, 45,000,000 shares authorized -
     25,452,373 shares outstanding                                          $120,033               $120,033
   Retained earnings                                                         435,211                414,345
                                                                   ------------------       ----------------
         Total common stockholder's equity                                   555,244                534,378
   Preferred stock not subject to mandatory redemption (Note 6)               80,000                 80,000
   Long-term debt (Note 8)                                                   463,174                493,625
                                                                   ------------------       ----------------
         Total capitalization                                              1,098,418              1,108,003
                                                                   ------------------       ----------------
Current liabilities:
   Current maturity of long-term debt (Note 8)                                30,000                 35,000
   Intercompany notes payable                                                223,320                132,900
   Accounts and wages payable                                                106,739                 82,800
   Accumulated deferred income taxes                                          19,639                 22,621
   Taxes accrued                                                              13,899                 32,145
   Other                                                                      33,448                 39,619
                                                                   ------------------       ----------------
         Total current liabilities                                           427,045                345,085
                                                                   ------------------       ----------------
Commitments and Contingencies (Notes 2 and 11)
Accumulated deferred income taxes                                            273,505                216,661
Accumulated deferred investment tax credits                                   12,965                 32,169
Regulatory liability                                                          34,898                 34,004
Other deferred credits and liabilities                                        20,310                 45,832
                                                                   ------------------       ----------------
TOTAL CAPITAL AND LIABILITIES                                             $1,867,141             $1,781,754
                                                                   ==================       ================


Notes to Financial Statements.



                    CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                             (Thousands of Dollars)

                                                              December 31,          December 31,        December 31,
For the year ended                                                2000                  1999                1998
                                                                  ----                  ----                ----

OPERATING REVENUES:
   Electric                                                     $717,127             $795,476              $721,918
   Gas                                                           176,771              132,646               125,506
                                                             -----------------   ----------------        -----------------
      Total operating revenues                                   893,898              928,122               847,424


OPERATING EXPENSES:
   Operations
      Fuel and purchased power                                   370,434              314,208               230,085
      Gas                                                        110,335               73,352                69,350
      Other                                                      133,557              190,622               179,477
                                                             -----------------    ----------------     -----------------
                                                                 614,326              578,182               478,912
   Maintenance                                                    44,463              103,582                71,542
   Depreciation and amortization                                  61,084               80,557                74,323
   Income taxes                                                   43,580               30,773                45,769
   Other taxes                                                    38,632               40,313                56,834
                                                            -----------------    ----------------     -----------------
      Total operating expenses                                   802,085              833,407               727,380

Operating Income                                                  91,813               94,715               120,044

OTHER INCOME AND DEDUCTIONS:
   Allowance for equity funds used during
      construction                                                   -                     (8)                   16
    Miscellaneous, net                                            27,880                2,030                  (955)
                                                            -----------------    ----------------     -----------------
  Total other income and deductions                               27,880                2,022                  (939)


Income Before Interest Charges                                   119,693               96,737               119,105


INTEREST CHARGES:
   Interest                                                       40,569               42,736                40,039
   Allowance for borrowed funds used during construction            (238)                  21                (1,081)
                                                            -----------------    ----------------     -----------------
      Net interest charges                                        40,331               42,757                38,958
                                                            -----------------    ----------------     -----------------

NET INCOME                                                        79,362               53,980                80,147
                                                            -----------------    ----------------     -----------------

Preferred Stock Dividends                                          3,882                3,833                 3,745
                                                            -----------------    ----------------     -----------------

NET INCOME AFTER PREFERRED
               STOCK DIVIDENDS                                   $75,480              $50,147               $76,402
                                                            =================    ================     =================



See Notes to Financial Statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)



                                                              December 31,          December 31,        December 31,
For the year ended                                               2000                   1999                1998
                                                                 ----                   ----                ----
Cash Flows From Operating:
   Net income                                                    $79,362              $53,980               $80,147
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                             61,084               80,557                74,323
        Allowance for funds used during construction                (238)                  29                (1,097)
        Deferred income taxes, net                                 2,665              (18,562)              (10,801)
        Deferred investment tax credits, net                         524               (2,488)               (5,712)
        Changes in assets and liabilities, net of transfer:
           Receivables, net                                      (40,569)             (31,362)               (7,137)
           Materials and supplies                                 (4,965)               5,616               (15,310)
           Accounts and wages payable                             24,092               24,000               (30,562)
           Taxes accrued                                         (18,246)              18,944                (2,668)
           Other, net                                            (41,385)              34,948                42,161
                                                     --------------------    ------------------    --------------------
Net Cash Provided By Operating Activities                         62,324              165,662               123,344

Cash Flows From Investing:
   Construction expenditures                                     (41,321)             (95,302)              (68,848)
   Allowance for funds used during construction                      238                  (29)                1,097
                                                     --------------------    ------------------    --------------------
Net Cash Used In Investing Activities                            (41,083)             (95,331)              (67,751)

Cash Flows From Financing:
   Dividends on common stock                                     (54,614)             (90,342)              (72,285)
   Dividends on preferred stock                                   (3,882)              (3,833)               (4,002)
   Redemptions -
      Short-term debt                                                -                (46,700)              (18,266)
      Long-term debt                                             (87,000)             (60,000)              (64,000)
    Issuances -
      Long-term debt                                              51,100                  -                  85,000
      Intercompany notes payable                                  90,420              132,900                   -
                                                     --------------------    ------------------    --------------------
Net Cash Used In Financing Activities                             (3,976)             (67,975)              (73,553)

Net Change In Cash And Cash Equivalents                           17,265                2,356               (17,960)
Cash And Cash Equivalents At Beginning Of Year                    12,536               10,180                28,140
                                                     --------------------    ------------------    --------------------
Cash And Cash Equivalents At End Of Year                         $29,801              $12,536               $10,180
=======================================================================================================================
Cash paid during the periods:
-----------------------------------------------------------------------------------------------------------------------
   Interest (net of amount capitalized)                          $41,946              $39,140               $40,269
   Income taxes                                                  $57,938              $30,998               $61,953
-----------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
In the second quarter of 2000, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of AmerenEnergy Resources Company, in exchange for a promissory note from Generating Company in the principal amount of $552 million and 1,000 shares of Generating Company common stock. The transaction also resulted in a deferred intercompany tax gain liability and related tax receivable from Generating Company in the amount of $219 million. See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.

See Notes to Financial Statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY



STATEMENT OF RETAINED EARNINGS
------------------------------
(Thousands of Dollars)

--------------------------------------------------------------------------------
Year Ended December 31,
                                   2000               1999               1998
--------------------------------------------------------------------------------
Balance at Beginning of Period   $414,345          $455,337            $451,477
--------------------------------------------------------------------------------
  Add:
  Net income                       79,362            53,980              80,147
--------------------------------------------------------------------------------
                                  493,707           509,317             531,624
--------------------------------------------------------------------------------
  Deduct:
  Common stock dividends           54,614            90,342              72,285
  Preferred stock dividends         3,882             4,630               4,002
--------------------------------------------------------------------------------
                                   58,496            94,972              76,287
--------------------------------------------------------------------------------
 Balance at End of Period        $435,211          $414,345            $455,337
--------------------------------------------------------------------------------









SELECTED QUARTERLY INFORMATION  (Unaudited)
--------------------------------
(Thousands of Dollars)

--------------------------------------------------------------------------------
                         Operating    Operating        Net            Net Income
                         Revenues   Income (Loss)    Income         (Loss) After
Quarter Ended                                         (Loss)           Preferred
                                                                 Stock Dividends
--------------------------------------------------------------------------------
March 31, 2000           $255,327    $ 35,734       $ 26,332          $ 25,339
March 31, 1999            207,772      24,709         14,315            13,347
June 30, 2000             195,119      22,185         19,904            19,067
June 30, 1999             221,929      29,981         20,680            19,763
September 30, 2000        219,248      30,994         31,828            30,801
September 30, 1999        279,327      53,845         43,283            42,326
December 31, 2000  (a)    224,204       2,900          1,298               273
December 31, 1999  (b)    219,094     (13,820)       (24,298)          (25,289)


(a) The fourth quarter of 2000 included a nonrecurring charge related to the withdrawal from the Midwest ISO that reduced net income $5 million. (See
     Note 2 - Regulatory Matters under Notes to Financial Statements for further information.)
(b) The fourth quarter of 1999 included a charge for coal supply contract terminations that reduced net income $31 million. (See Note 11 - Commitments and Contingencies under Notes to Financial Statements for further information.)

Other changes in quarterly earnings are due to the effect of weather on sales and other factors that are characteristic of public utility operations.

See Notes to Financial Statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

Central Illinois Public Service Company (AmerenCIPS or the Registrant) is a subsidiary of Ameren Corporation (Ameren), which is the parent company of the following operating companies: the Registrant, Union Electric Company (AmerenUE), and AmerenEnergy Generating Company (Generating Company), a wholly owned subsidiary of AmerenEnergy Resources Company (Resources Company). Ameren is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) formed in December 1997 upon the merger of CIPSCO Incorporated (the Registrant's former parent) and AmerenUE (the Merger). Both Ameren and its subsidiaries are subject to the regulatory provisions of PUHCA. The operating companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Illinois and Missouri. Contracts among the companies--dealing with jointly-operated generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company. The Registrant serves 325,000 electric and 175,000 gas customers in a 20,000 square-mile region of central and southern Illinois. The Registrant also has a 20% interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and/or operates electric generating and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

In conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 (the Law), on May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to Generating Company (the Transfer) (see Note 2 - Regulatory Matters for further discussion).

Regulation
In addition to the SEC, the Registrant is regulated by the Illinois Commerce Commission (ICC) and the FERC. The accounting policies of the Registrant conform to U.S. generally accepted accounting principles (GAAP). See Note 2 - Regulatory Matters for further information.

Property and Plant
The cost of additions to, and betterments of, units of property and plant is capitalized. Cost includes labor, material, applicable taxes and overheads. An allowance for funds used during construction is also added for the Registrant's regulated assets. Maintenance expenditures and the renewal of items not considered units of property are charged to income, as incurred. When units of depreciable property are retired, the original cost and removal cost, less salvage value, are charged to accumulated depreciation.

Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis. The provision for depreciation in 2000, 1999, and 1998 was approximately 3% of the average depreciable cost.

Fuel and Gas Costs
Prior to the Transfer, the cost of fuel for electric generation is reflected in base rates with no provision for changes to be made through a fuel adjustment clause. (See Note 2 - Regulatory Matters for further information.) Changes in gas costs are generally reflected in billings to gas customers through a purchased gas adjustment clause.

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

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFC) is a utility industry accounting practice whereby the cost of borrowed funds and the cost of equity funds (preferred and common stockholders' equity) applicable to the Registrant's construction program are capitalized as a cost of construction. AFC does not represent a current source of cash funds. This accounting practice offsets the effect on earnings of the cost of financing current construction, and treats such financing costs in the same manner as construction charges for labor and materials.

Under accepted ratemaking practice, cash recovery of AFC, as well as other construction costs, occurs when completed projects are placed in service and reflected in customer rates. The AFC rates used were 6% during 2000, 5% during 1999 and 6% during 1998.

Unamortized Debt Discount, Premium and Expense
Discount, premium, and expense associated with long-term debt are amortized over the lives of the related issues.

Revenue
The Registrant accrues an estimate of electric and gas revenues for service rendered, but unbilled, at the end of each accounting period.

Energy Contracts
The  Emerging  Issues Task Force of the  Financial  Accounting  Standards  Board
(EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities" became effective on January 1, 1999. EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or nontrading. Furthermore, transactions that are determined to be trading activities would be recognized on the balance sheet measured at fair value, with changes in fair market value included in earnings. Prior to the Transfer, AmerenEnergy, Inc., an energy marketing subsidiary of Ameren, entered into contracts for the sale and purchase of energy on behalf of the Registrant (see Note 2 - Regulatory Matters for further discussion of the Transfer). Virtually all of AmerenEnergy's transactions on behalf of the Registrant were considered nontrading activities and were accounted for using the accrual or settlement method, which represents industry practice. Subsequent to the Transfer, the Registrant no longer owns any generation assets and receives all of its power under the power supply agreement with AmerenEnergy Marketing Company (see Note 2 - Regulatory Matters), which is accounted for on the settlement basis. See Note 13 - Statement of Financial Accounting Standards No. 133 for information related to adoption of a new standard in 2001.

Software
Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" became effective on January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Under SOP 98-1, certain costs may be capitalized and amortized over some future period.

Evaluation of Assets for Impairment
Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" prescribes general standards for the recognition and measurement of impairment losses. The Registrant determines if long-lived assets are impaired by comparing their undiscounted expected future cash flows to their carrying amount. An impairment loss is recognized if the undiscounted expected future cash flows are less than the carrying amount of the asset. SFAS 121 also requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings (see Note 2 - Regulatory Matters for further information). As of December 31, 2000, no impairment was identified.

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

NOTE 2 - Regulatory Matters

Illinois Electric Restructuring
In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy at retail in Illinois.

Under the Law, retail direct access, which allows customers to choose their electric generation suppliers, will be phased in over several years. Access for commercial and industrial customers occurred over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002.

As a requirement of the Law, in March 1999, the Registrant filed delivery service tariffs with the ICC. These tariffs would be used by electric customers who choose to purchase their power from alternate suppliers. In August 1999, the ICC issued an order approving the delivery services tariffs, with an allowed rate of return on equity of 10.45%. The Registrant and AmerenUE filed a joint petition for rehearing of that order requesting the ICC to alter its conclusions on a number of issues. In January 2000, the ICC issued an order resolving the issues set for rehearing. In December 2000, the Registrant and AmerenUE filed revised Illinois delivery service tariffs with the ICC. The purpose of the filing was to update financial information that was used to establish the initial rates and to propose new rates. Additionally, the filing establishes tariffs for residential customers who may choose to purchase their power from alternate suppliers beginning in May 2002. These tariffs are subject to ICC approval. The Registrant expects that the ICC will issue its decision with respect to the tariffs in early 2002.

The Law included a 5% residential electric rate decrease for the Registrant's electric customers, effective August 1, 1998. This rate decrease reduced electric revenues by approximately $7 million in 1999. Under the Law, the Registrant was subject to an additional 5% residential electric rate decreases in 2000 and is subject to an additional 5% residential electric rate decrease in 2002, to the extent its rates exceed the Midwest utility average at that time. In 2000, the Registrant's Illinois electric rates were below the Midwest utility average.

As a result of the Law, the Registrant filed a proposal with the ICC to eliminate the electric fuel adjustment clause for Illinois retail customers, thereby including historical levels of fuel costs in base rates. The ICC approved the Registrant's filing in early 1998.

The Law also contains a provision requiring that one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2004 to be refunded to the Registrant's customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5% of the two-year average of an Index, as defined in the Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the 30-year U.S. Treasury bonds, plus prescribed percentages ranging from 4% to 7%. Filings must be made with the ICC on, or before, March 31 of each year 2000 through 2005. The Registrant did not record any estimated refunds to Illinois customers in 2000.

In conjunction with another provision of the Law, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to Generating Company in exchange for a promissory note from Generating Company in the principal amount of $552 million, $40 million of which is a current asset at December 31, 2000, and 1,000 shares of Generating Company common stock (the Transfer). The promissory note bears interest at 7 percent and has a term of five years payable based on a 10-year amortization. The transferred assets represent generating capacity of approximately 2,900 megawatts. Approximately 45 percent of the Registrant's employees were transferred to Generating Company as a part of the transaction. The significant components of the net assets transferred are as follows:

(Thousands of dollars)
Cash                                                          $   6,387
Other receivable - intercompany                                  26,000
Material and supplies                                            53,806
Other current assets                                              5,522
Property and plant, net                                         635,031
                                                  ----------------------

Total assets transferred                                      $ 726,746
                                                  ----------------------


Accounts payable                                              $   6,541
Other current liabilities                                         3,351
Other deferred credits                                            1,804
Deferred investment tax credits                                  19,728
Deferred tax liabilities, net                                   143,696
                                                  ----------------------

Total liabilities transferred                                 $ 175,120
                                                  ----------------------


Net assets transferred                                        $ 551,626
                                                  ----------------------

In conjunction with the Transfer, an electric power supply agreement was entered into between Generating Company and its newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly owned subsidiary of Resources Company. In addition, Marketing Company entered into an electric power supply agreement with the Registrant to supply it sufficient energy and capacity to meet its obligations as a public utility through December 31, 2004 (the Power Supply Agreement). A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Registrant for resale to native load customers at rates specified by the ICC (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under state law at market based prices. In turn, the Registrant will bill these customers at rates which approximate the costs the Registrant incurs for its capacity and energy supplied by Marketing Company. For the eight-month period ended December 31, 2000, $257 million of the Registrant's purchased power was derived under the Power Supply Agreement.

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

In addition, as a result of the transaction, the Registrant incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At December 31, 2000, the Registrant's deferred tax liability and intercompany tax receivable was $211 million.

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

In August 1999, the Registrant filed a transmission system rate case with the FERC. This filing was primarily designed to implement rates, terms and conditions for transmission service for wholesale customers and those retail customers who choose other suppliers as allowed under the Law. In January 2000, the Registrant and other parties to the rate case entered into a settlement agreement resolving all issues pending before the FERC. In May 2000, the FERC approved the settlement and allowed the settlement rates to become effective as of the first quarter of 2000.

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

AmerenUE Transfer
The Registrant and AmerenUE have filed requests with various regulatory agencies, including the ICC, Missouri Public Service Commission (MoPSC) and the SEC, seeking authorization to transfer AmerenUE's Illinois-based electric and natural gas businesses and certain of its Illinois-based distribution and transmission assets and personnel to the Registrant. The distribution and transmission assets and related liabilities were proposed to be transferred from AmerenUE to the Registrant at historical net book value. In March 2001, the Registrant decided it will no longer pursue this transfer and will be taking the necessary action to withdraw its pending requests for regulatory approvals.

Midwest ISO
In 1998, the Registrant joined a group of companies that originally supported the formation of the Midwest Independent System Operator (Midwest ISO). An ISO operates, but does not own, electric transmission systems and maintains system reliability and security, while facilitating wholesale and retail competition through the elimination of "pancaked" transmission rates. The Midwest ISO is regulated by the FERC. The FERC conditionally approved the formation of the Midwest ISO in September 1998. The ICC has authorized the Registrant to join the Midwest ISO.

In December 1999, the FERC issued Order 2000 relating to Regional Transmission Organizations (RTOs) that would meet certain characteristics such as size and independence. RTOs, including ISOs, are entities that ensure comparable and non-discriminatory access to regional electric transmission systems. Order 2000 calls on all transmission owners to join RTOs.

Following the announcements of Commonwealth Edison and Illinois Power of their intent to withdraw from the Midwest ISO and join the Alliance Regional Transmission Organization (Alliance RTO), the Registrant determined that the operational configuration of the Midwest ISO was unacceptable and announced its withdrawal in November 2000. The Registrant decided to withdraw to ensure the continued reliable and efficient operation of its transmission system. As a result of the Registrant's decision to withdraw from the Midwest ISO, in the fourth quarter of 2000, the Registrant recorded a pretax nonrecurring charge to earnings of $8 million ($5 million after income taxes). This charge relates to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs.

In January 2001, the Registrant announced that it had signed an agreement to join the Alliance RTO. Also, in January 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO. In February 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that enables the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. This settlement agreement remains subject to FERC approval. The Registrant's transfer of control and operation of its transmission assets to the Alliance RTO is also subject to ICC approval. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operations or liquidity.

Regulatory Assets and Liabilities
In accordance with SFAS 71, the Registrant has deferred certain costs pursuant to actions of its regulators, and is currently recovering such costs in electric rates charged to customers.

At December 31, the Registrant had recorded the following regulatory assets and regulatory liability:
-----------------------------------------------------------------------------
(In Millions)
                                           2000                         1999
-----------------------------------------------------------------------------
Regulatory Assets:
  Income taxes                              $ -                          $22
  Unamortized loss on reacquired debt         6                            7
  Other                                       6                           13
-----------------------------------------------------------------------------
Regulatory Assets                           $12                          $42
-----------------------------------------------------------------------------
Regulatory Liability:
  Income taxes                              $35                          $34
-----------------------------------------------------------------------------
Regulatory Liability                        $35                          $34
-----------------------------------------------------------------------------

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

NOTE 3 - Related Party Transactions

The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales, including power purchases derived under the Power Supply Agreement between the Registrant and Marketing Company, and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $8 million and $12 million, respectively, as of December 31, 2000 and 1999. Intercompany payables included in accounts and wages payable totaled approximately $75 million and $35 million, respectively, as of December 31, 2000 and 1999.

In addition, the Registrant has the ability to borrow funds from Ameren or AmerenUE or invest funds through a regulated money pool agreement. At December 31, 2000 and 1999, the Registrant had outstanding intercompany borrowings of $197 million and $133 million, respectively, through the regulated money pool. See Note 7 - Short-Term Borrowings for further information.

In conjunction with the Transfer, the Registrant incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At December 31, 2000, the Registrant's deferred tax liability and intercompany tax receivable was $211 million.

NOTE 4 - Targeted Separation Plan

In July 1998, Ameren offered separation packages to employees whose positions were eliminated through a targeted separation plan (TSP). During the third quarter of 1998, a nonrecurring, pretax charge of $7 million was recorded, which reduced earnings $4 million, representing the Registrant's share of costs incurred to implement the TSP.

NOTE 5 - Concentration of Risk

Market Risk
The Registrant is exposed to changes in market prices for natural gas and electricity. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has a purchased gas adjustment clause (PGA) in place. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas.

Since the Registrant does not have a provision similar to the PGA for its electric operations, purchased power commodity price risk is mitigated in part due to the fact that the Registrant has entered into a long-term contract with a supplier for purchased power (see Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion).

Credit Risk
Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. The Registrant's financial instruments subject to credit risk consist primarily of trade accounts receivables. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising the Registrant's customer base. No customer represents greater than 10 percent of the Registrant's accounts receivable. The Registrant's revenues are primarily derived from sales of electricity and natural gas to customers in Illinois.

NOTE 6 - Preferred Stock

At December 31, 2000 and 1999, the Registrant had 4.6 million shares of authorized preferred stock. There were 2 million shares of cumulative preferred and 2.6 million shares of preferred without par value (aggregate stated value not to exceed $65 million) authorized.

Outstanding   preferred  stock  is  entitled  to  cumulative  dividends  and  is redeemable at the prices shown in the following table:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Preferred Stock Not Subject to Mandatory Redemption:
( Dollars in Millions)
--------------------------------------------------------------------------------
                                  Redemption Price                December 31,
                                    (per share)         2000             1999
Par value $100 Series--
4.00% Series - 150,000 shares      $101.00              $15               $15
4.25% Series - 50,000 shares        102.00                5                 5
4.90% Series - 75,000 shares        102.00                8                 8
4.92% Series - 50,000 shares        103.50                5                 5
5.16% Series - 50,000 shares        102.00                5                 5
1993 Auction  - 300,000 shares      100.00-note(a)       30                30
6.625% Series - 125,000 shares      100.00               12                12

--------------------------------------------------------------------------------
Total Preferred Stock OUTSTANDING
Not Subject to
Mandatory Redemption                                    $80               $80
--------------------------------------------------------------------------------

(a) Dividend rates, and periods during which such rates apply, vary depending on the Registrant's selection of certain defined dividend period lengths. The average dividend rate during 2000 was 4.86%.

--------------------------------------------------------------------------------

NOTE 7 - Short-Term Borrowings

Short-term borrowings of the Registrant consist of commercial paper (maturities generally within 1-45 days) and bank loans. At December 31, 2000 and 1999, the Registrant had no outstanding short-term borrowings.

At December 31, 2000, the Registrant had committed bank lines of credit, aggregating $25 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options. These lines of credit are renewable annually at various dates throughout the year.

Also, the Registrant has the ability to borrow up to approximately $914 million from Ameren or AmerenUE through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services Company. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At December 31, 2000, the Registrant had $197 million of intercompany borrowings outstanding and $727 million available through the regulated money pool.

NOTE 8 - Long-Term Debt

Long-term debt outstanding at December 31, was:
--------------------------------------------------------------------------------
(In Millions)                                     2000               1999
--------------------------------------------------------------------------------
First Mortgage Bonds  - note (a)
--------------------------------------------------------------------------------
 6.00% Series Z paid in 2000                      $ -                $25
 6.73% Series 1997-2 due 2001                      20                 20
 6 3/4% Series Y due 2002                          23                 23
 6 3/8% Series Z due 2003                          40                 40
 6.49% Series 1995-1 due 2005                      20                 20
 7.05% Series 1997-2 due 2006                      20                 20
 7 1/2% Series X due 2007                          50                 50
 7.61% Series 1997-2 due 2017                      40                 40
 6.125% Series due 2028                            60                 60
 Other  5.375% - 6.99% due 2001 through 2008       40                 50
--------------------------------------------------------------------------------
                                                  313                348
--------------------------------------------------------------------------------
Pollution Control Loan Obligations
--------------------------------------------------------------------------------
  1990 Series B 7.60% paid in 2000                  -                 32
  1990 Series A 7.60% paid in 2000                  -                 20
  2000 Series A due 2014 - note (b)                51                  -
  1993 Series C-1 due 2026 - note (b)              35                 35
  1993 Series C-2  5.70% due 2026                  25                 25
  1993 Series A 6 3/8% due 2028                    35                 35
  Other  4.13% - 5.90% due 2028                    35                 35
--------------------------------------------------------------------------------
                                                  181                182
--------------------------------------------------------------------------------
Unamortized Discount and Premium on Debt           (1)                (1)
--------------------------------------------------------------------------------
Maturities Due Within One Year                    (30)               (35)
--------------------------------------------------------------------------------
Total Long-Term Debt                             $463               $494
--------------------------------------------------------------------------------
(a) At December 31, 2000, substantially all of the property and plant was mortgaged under, and subject to liens of, the respective indentures pursuant to which the bonds were issued.
(b) Interest rates, and the periods during which such rates apply, vary depending on the Registrant's selection of certain defined rate modes. The average interest rates for the year 2000 are as follows:
                  1993 Series C-1           4.19%
                  2000 Series A             4.34%

Maturities of long-term debt through 2005 are as follows:
--------------------------------------------------------------------------
(In Millions)                                            Principal Amount
--------------------------------------------------------------------------
                                      2001                       $30
                                      2002                        33
                                      2003                        45
                                      2004                         -
                                      2005                        20
--------------------------------------------------------------------------

NOTE 9 - Income Taxes

Total income tax expense for 2000 resulted in an effective tax rate of 36% on earnings before income taxes (36% in 1999 and 1998).

Principal reasons such rates differ from the statutory federal rate:
--------------------------------------------------------------------------------
                                          2000          1999             1998
--------------------------------------------------------------------------------
Statutory federal income tax rate           35%           35%              35%
Increases (decreases) from:
  Depreciation differences                  (2)            -               (3)
  Amortization of investment tax credit     (1)           (3)              (2)
  State income tax                           4             5                5
  Other                                      -            (1)               1
--------------------------------------------------------------------------------
Effective income tax rate                   36%           36%              36%
--------------------------------------------------------------------------------

Income tax expense components:
--------------------------------------------------------------------------------
(In Millions)                            2000             1999             1998
--------------------------------------------------------------------------------
Taxes currently payable (principally
  federal):
Included in operating expenses          $ 42             $ 52             $ 60
--------------------------------------------------------------------------------
                                        $ 42             $ 52             $ 60
--------------------------------------------------------------------------------
Deferred taxes (principally federal):
Included in operating expenses--
     Depreciation differences           $(13)            $ (7)            $(10)
     Other                                16              (12)              (1)
--------------------------------------------------------------------------------
                                        $  3             $(19)            $(11)
--------------------------------------------------------------------------------
Deferred investment tax credits,
  Amortization
Included in operating expenses          $ (1)            $ (2)            $ (3)
--------------------------------------------------------------------------------
Total income tax expense                $ 44             $ 31             $ 46
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

The Registrant adjusts its deferred tax liabilities for changes enacted in tax laws or rates. Recognizing that regulators will likely reduce future revenues for deferred tax liabilities initially recorded at rates in excess of the current statutory rate, reductions in the deferred tax liability were credited to the regulatory liability.

Temporary differences gave rise to the following deferred tax assets and deferred tax liabilities at December 31:
--------------------------------------------------------------------------------
(In Millions)                                  2000                     1999
--------------------------------------------------------------------------------
Accumulated Deferred Income Taxes:
  Accelerated depreciation                    $ 86                      $216
  Capitalized taxes and expenses                63                        78
  Regulatory liabilities, net                  (32)                      (29)
  Prepayments                                  (25)                      (15)
  Deferred benefit costs                       (10)                      (11)
  Deferred intercompany tax gain               211                         -
--------------------------------------------------------------------------------
Total net accumulated deferred
income tax liabilities                        $293                      $239
--------------------------------------------------------------------------------

NOTE 10 - Retirement Benefits

On January 1, 1999, the AmerenUE and the AmerenCIPS defined benefit pension plans combined to form the Ameren Retirement Plans (Ameren Plans). The Ameren Plans cover substantially all employees of the Registrant. Benefits are based on the employees' years of service and compensation. The Ameren Plans are funded in compliance with income tax regulations and federal funding requirements. The Registrant, along with other subsidiaries of Ameren, is a participant in the Ameren Plans and is responsible for its proportional share of the costs. The Registrant's share of the pension costs for 2000 and 1999 were $1 million and $6 million, respectively, of which approximately 23% and 20%, respectively, were charged to construction accounts. Pension costs for the AmerenCIPS' plans for the year 1998 were $9 million, of which approximately 19% were charged to construction accounts.

Components of Net Periodic Pension Benefit Cost:
-------------------------------------------------------------------------
(In Millions)                                                  1998
-------------------------------------------------------------------------
Service cost                                                  $  8
Interest cost                                                   17
Expected return on plan assets                                 (22)
Amortization of prior service cost                               1
Special termination benefit charge                               5
-------------------------------------------------------------------------
Net periodic benefit cost                                     $  9
-------------------------------------------------------------------------

In addition to providing pension benefits, the Registrant provides certain health care and life insurance benefits for retired employees. On January 1, 2000, the AmerenUE and AmerenCIPS postretirement medical benefit plans combined to form the Ameren Postretirement Benefit Plans (Ameren Postretirement Plans). The Ameren Postretirement Plans cover substantially all employees of the Registrant. The Ameren Postretirement Plans are funded in compliance with income tax regulations and federal funding requirements. The ICC allows the recovery of postretirement benefit costs in rates to the extent that such costs are funded. The Registrant, along with other subsidiaries of Ameren, is a participant in the Ameren Postretirement Plans and is responsible for its proportional share of the costs. The Registrant's share of the postretirement benefit costs for 2000 was $5 million, of which approximately 20% were charged to construction accounts. The Registrant's postretirement plan information for 1999 and 1998 is presented separately.

The Registrant's postretirement benefit costs in 1999 and 1998 were $3 million and $6 million, respectively, of which 10% and 20%, respectively, were charged to construction accounts. Following is the plan information related to AmerenCIPS' plans as of December 31:



Funded Status of Postretirement Benefit Plans:
-------------------------------------------------------------------------
 (In Millions)                                                 1999
-------------------------------------------------------------------------
Change in benefit obligation
  Net benefit obligation at beginning of year                  $152
  Service cost                                                    3
  Interest cost                                                   9
  Actuarial (gain)/loss                                         (22)
  Benefits paid                                                  (4)
-------------------------------------------------------------------------
  Net benefit obligation at end of year                         138

Change in plan assets *
  Fair value of plan assets at beginning of year                128
  Actual return on plan assets                                   10
  Employer contributions                                          1
  401(h) transfer                                                 -
  Benefits paid                                                  (4)
-------------------------------------------------------------------------
  Fair value of plan assets at end of year                      135
Funded status - deficiency                                        3
Unrecognized net actuarial gain                                  75
Unrecognized net transition obligation                          (71)
-------------------------------------------------------------------------
Postretirement benefit liability at December 31                $  7
-------------------------------------------------------------------------
* Plan assets consist principally of common stocks, bonds and money market instruments.

Components of Net Periodic Postretirement Benefit Cost:
--------------------------------------------------------------------------------
(In Millions)                                          1999             1998
--------------------------------------------------------------------------------
Service cost                                            $3               $3
Interest cost                                            9               10
Expected return on plan assets                          (9)              (8)
Amortization of:
      Transition obligation                              6                5
      Actuarial gain                                    (6)              (4)

--------------------------------------------------------------------------------
Net periodic benefit cost                               $3               $6
--------------------------------------------------------------------------------

Assumptions for the Obligation Measurements:
--------------------------------------------------------------------
                                                       1999
--------------------------------------------------------------------
Discount rate at measurement date                     7.75%
Expected return on plan assets                         8.5%
Medical cost trend rate - initial                        -
                                    - ultimate        5.25%
Ultimate medical cost trend rate expected in year      2000
--------------------------------------------------------------------

NOTE 11 - Commitments and Contingencies

The Registrant is engaged in a capital program under which expenditures averaging approximately $64 million, including AFC, are anticipated during each of the next five years.

The Registrant has existing contracts with pipeline and natural gas suppliers to provide, transport and store natural gas for distribution. Gas-related contract cost commitments for 2001 through 2005 are estimated to total $105 million. Total delivered natural gas costs were $110 million for 2000, $73 million for 1999, and $69 million for 1998.

In the fourth quarter of 1999, the Registrant and two of its coal suppliers executed agreements to terminate their existing coal supply contracts, effective December 31, 1999. Under these agreements, the Registrant has made termination payments to the suppliers totaling approximately $52 million. These termination payments were recorded as a nonrecurring charge in the fourth quarter of 1999, equivalent to $31 million, after income taxes. Total pretax fuel cost savings of $27 million were realized in 2000 by Ameren.

The Registrant is involved in a number of remediation actions to clean up hazardous waste sites as required by federal and state law. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal, or ownership of a disposal site. The Registrant has been identified by the federal or state governments as a potentially responsible party at several contaminated sites including one site that has been listed on the National Priorities List.

The Registrant owns or is otherwise  responsible  for 13 manufactured  gas plant
(MGP) sites in Illinois. The ICC permits the recovery of remediation and litigation costs associated with former MGP sites located in Illinois from the Registrant's Illinois electric and natural gas utility customers through environmental adjustment clause rate riders. To be recoverable, such costs must be prudently and properly incurred and are subject to annual reconciliation review by the ICC. Through December 31, 2000, the total costs deferred, net of recoveries from insurers and environmental adjustment clause rate riders, was $6 million.

In addition, the Registrant's operations, or that of its predecessor companies, involve the use, disposal and, in appropriate circumstances, the cleanup of substances regulated under environmental protection laws. Expenditures relating to such activities are not expected to have a material adverse effect on the Registrant's financial position, results of operation or liquidity.

The International Union of Operating Engineers Local 148 and the International Brotherhood of Electrical Workers Local (IBEW) 702 filed unfair labor practice charges with the National Labor Relations Board (NLRB), relating to the legality of the 1993 lockout of both unions by AmerenCIPS. The NLRB issued complaints against the Registrant concerning its lockout. Both unions sought, among other things, back pay and other benefits for the period of the lockout. At that time, the Registrant estimated the amount of back pay and other benefits for both unions to be approximately $17 million. In August 1998, a three-member panel of the NLRB reversed the May 1996 decision of its administrative law judge and ruled in favor of the Registrant holding that the lockout was lawful.

In May 2000, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling upholding the NLRB's August 1998 decision. In December 2000, the U.S. Supreme Court denied the unions' request to review the U.S. Court of Appeals ruling. With this action by the U.S. Supreme Court, the unions have no further appeals available and the lawfulness of AmerenCIPS' 1993 lockout is upheld.

The   Registrant's   union  employees  are  represented  by  the  IBEW  and  the
International   Union  of  Operating   Engineers.   These   employees   comprise
approximately 66% of the Registrant's workforce. Labor agreements covering substantially all represented employees of the Registrant expired in 1999 and were renewed for a term expiring in 2002.

In December 1996, a lawsuit was filed in the Circuit Court of Madison County, Illinois, alleging negligence on behalf of the Registrant and one of its subcontractors for injuries arising out of an elevator accident which occurred at the Registrant's' Newton Power Plant in November 1996. In October 2000, a settlement agreement was entered into between parties. The settlement is the subject of a confidentiality agreement; however, the Registrant has adequate insurance to cover the settlement and the judgment entered in these proceedings. As such, the final resolution of this lawsuit will not have a material adverse effect on the Registrant's financial position, results of operation or liquidity.

Regulatory changes enacted and being considered at the federal and state levels continue to change the structure of the utility industry and utility regulation, as well as encourage increased competition. At this time, the Registrant is unable to predict the impact of these changes on the Registrant's financial condition, results of operations or liquidity. See Note 2 - Regulatory Matters for further information.

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

Carrying amounts and estimated fair values of the Registrant's financial instruments at December 31:


                                                      2000              1999
--------------------------------------------------------------------------------
(In Millions)                               Carrying   Fair   Carrying    Fair
                                             Amount    Value   Amount     Value
--------------------------------------------------------------------------------
Preferred stock                               $ 80    $ 65      $ 80     $ 66
Long-term debt (including current portion)     493     504       529      528

--------------------------------------------------------------------------------

NOTE 13 - Statement of Financial Accounting Standards No. 133

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. The intended use of the derivatives and their designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income in stockholder's equity. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS 133 to all fiscal quarters of all fiscal years, beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which amended certain accounting and reporting standards of SFAS 133. The Registrant is adopting SFAS 133 in the first quarter of 2001. As of January 1, 2001, the adoption of SFAS 133 is not expected to have a material effect on the Registrant. However, the Derivatives Implementation Group (DIG), a committee of the FASB responsible for providing guidance on the implementation of SFAS 133, has not reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. The Registrant is unable to predict when this issue will ultimately be resolved and the impact the resolution will have on the Registrant's future financial position, results of operations or liquidity. Implementation of SFAS 133 will likely increase the volatility of the Registrant's earnings in future periods.

NOTE 14 - Segment Information

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

The table below presents information about the reported revenues and operating income of the Registrant for the years ended December 31:

-----------------------------------------------------------------------
(In Millions)             Electric           Gas            Total
-----------------------------------------------------------------------

-----------------------------------------------------------------------
2000
-----------------------------------------------------------------------
Revenues                   $ 717           $ 177           $ 894
Operating income              77              15              92
-----------------------------------------------------------------------

-----------------------------------------------------------------------
1999
-----------------------------------------------------------------------
Revenues                   $ 795           $ 133           $ 928
Operating income              86               9              95
-----------------------------------------------------------------------

-----------------------------------------------------------------------
1998
-----------------------------------------------------------------------
Revenues                   $ 722           $ 125           $ 847
Operating income             115               5             120
-----------------------------------------------------------------------

Specified items included in segment profit/loss for the year ended December 31:

-----------------------------------------------------------------------
(In Millions)             Electric           Gas            Total
-----------------------------------------------------------------------

-----------------------------------------------------------------------
2000
-----------------------------------------------------------------------
Depreciation, depletion
and amortization expense  $  53             $  8            $  61
-----------------------------------------------------------------------

-----------------------------------------------------------------------
1999
-----------------------------------------------------------------------
Depreciation, depletion
and amortization expense  $  73             $  8            $  81
-----------------------------------------------------------------------

--------------------------------------------------------------------------------
1998
--------------------------------------------------------------------------------
Depreciation, depletion
and amortization expense      $  66             $  8            $  74
--------------------------------------------------------------------------------

Specified item related to segment assets as of December 31:

--------------------------------------------------------------------------------
(In Millions)                 Electric            Gas              Total
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
2000
--------------------------------------------------------------------------------
Expenditures for additions
   to long-lived assets       $  35               $  6            $  41
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1999
--------------------------------------------------------------------------------
Expenditures for additions
   to long-lived assets       $  86               $  9            $  95
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

               Any information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in the AmerenCIPS' 2001 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

               Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM    11.    EXECUTIVE COMPENSATION.

               Any information required to be reported by this item is included under "Executive Compensation" in AmerenCIPS' 2001 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM    12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               Any information required to be reported by this item is included under "Security Ownership" in AmerenCIPS' 2001 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM    13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               Any information required to be reported by this item is included under "Item (1): Election of Directors" in AmerenCIPS' 2001 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K.

    (a) The following documents are filed as a part of this report:

    1. Financial Statements and Financial Statement Schedule Covered by Report of Independent Accountants

                                                                   Pages Herein

        Report of Independent Accountants.............................    17
        Balance Sheet - December 31, 2000 and 1999....................    18
        Statement of Income - Years 2000, 1999, and 1998..............    19
        Statement of Cash Flows - Years 2000, 1999, and 1998..........    20
        Statement of Retained Earnings - Years 2000, 1999, and 1998...    21
        Notes to Financial Statements.................................    22
        Valuation and Qualifying Accounts (Schedule II)
          Years 2000, 1999, and 1998..................................    37
    Schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements.


    2.  Exhibits:  See EXHIBITS beginning on Page 39.

    (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated January 11, 2001 reporting the recording of a nonrecurring charge in the fourth quarter of 2000 as a result of its decision to withdraw from the Midwest ISO.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998





      Col.A                                         Col.B                       Col.C                      Col.D            Col.E
     ------                                        ------                      ------                      -----            ------

                                                                              Additions
                                                                     ---------------------------
                                                                        (1)               (2)
                                                  Balance at         Charged to                                         Balance at
                                                  beginning           costs and       Charged to                          end of
 Description                                      of period           expenses        other accounts     Deductions       period
 -----------                                     ------------        -----------      -------------     ------------    --------
                                                                                                            (Note)
Year ended December 31, 2000
Reserves deducted in the balance sheet from
assets to which they apply:

    Allowance for doubtful accounts               $1,827,878         $3,100,000                          $3,151,086      $1,776,792
                                                  ==========         ==========                          ==========      ==========



Year ended December 31, 1999

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts               $1,714,232         $3,400,000                          $3,286,354      $1,827,878
                                                  ==========         ==========                          ==========      ==========




Year ended December 31, 1998

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts               $1,200,000         $4,267,000                          $3,752,768      $1,714,232
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

                                        CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                                      (Registrant)

                                        G. L. RAINWATER
                                        President and Chief Executive Officer

Date March 30, 2001                     By   /s/ Steven R. Sullivan
    ---------------                 -------------------------------------------
                                         (Steven R. Sullivan, Attorney-in-Fact)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                Signature                        Title

/s/ G. L. Rainwater             President, Chief Executive Officer and Director
-------------------------
G. L. RAINWATER                                   (Principal Executive Officer)

/s/ Jerre E. Birdsong                                                 Treasurer
-------------------------
JERRE E. BIRDSONG                                 (Principal Financial Officer)

/s/ Warner L. Baxter                    Vice President, Controller and Director
-------------------------
WARNER L. BAXTER                                 (Principal Accounting Officer)

/s/ Paul A. Agathen                                                    Director
-------------------------
PAUL A. AGATHEN

/s/ Donald E. Brandt                                                   Director
-------------------------
DONALD E. BRANDT

/s/ Charles W. Mueller                                                 Director
-------------------------
CHARLES W. MUELLER



                               By     /s/ Steven R. Sullivan     March 30, 2001
                                     ---------------------------
                                      (Steven R. Sullivan, Attorney-in Fact)

                                    EXHIBITS

                             Exhibits Filed Herewith

Exhibit No.                                    Description

     12  - Statement re Computation of Ratio of Earnings to Fixed Charges and
           Preferred Stock Dividend Requirements.

     23  - Consent of Independent Accountants.

     24  - Powers of Attorney.

                       Exhibits Incorporated By Reference

             The following exhibits heretofore have been filed with the Securities and Exchange Commission (SEC) pursuant to requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit, and they are hereby incorporated herein by reference.

Exhibit No.                                    Description

 2          -  Agreement and Plan of Merger, dated as of August 11, 1995, by and among CIPSCO Incorporated (CIPSCO), Union Electric Company d/b/a AmerenUE (AmerenUE), Ameren Corporation (Ameren) and Arch
               Merger Inc. (June 30, 1995 Form 10-Q/A (Amendment No. 1), Exhibit
               2(a)).  3.1(i) - Restated  Articles of  Incorporation  of Central
               Illinois Public Service Company d/b/a  AmerenCIPS'  (the Company)
               (March 31, 1994 Form 10-Q, Exhibit 3(b)).

3.2(ii)     -  By-Laws of the Company as amended effective August 26, 1999
               (September 30, 1999 Form 10-Q, Exhibit 3(ii)).

4.1         -  Indenture  of  Mortgage  or Deed of Trust dated  October 1,
               1941, from the Company to Continental Illinois National Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees (Exhibit 2.01 in File No. 2-60232). Supplemental Indentures dated, respectively September 1, 1947, January 1, 1949, February 1, 1952, September 1, 1952, June 1, 1954, February 1, 1958,
               January 1, 1959, May 1, 1963,  May 1, 1964,  June 1, 1965, May 1,
               1967,  April 1, 1970,  April 1, 1971,  September 1, 1971,  May 1,
               1972,  December 1, 1973, March 1, 1974, April 1, 1975, October 1,
               1976, November 1, 1976, October 1, 1978, August 1, 1979, February 1, 1980, February 1, 1986, May 15, 1992, July 1, 1992, September
               15, 1992, April 1, 1993, and June 1, 1995 between the Company and the Trustees under the Indenture of Mortgage or Deed of Trust referred to above (Amended Exhibit 7(b) in File No. 2-7341; Second Amended Exhibit 7.03 in File No. 2-7795; Second Amended
               Exhibit 4.07 in File No. 2-9353; Amended Exhibit 4.05 in file No. 2-9802; Amended Exhibit 4.02 in File No. 2-10944; Amended Exhibit
               2.02 in File No. 2-13866; Amended Exhibit 2.02 in File No. 2-14656; Amended Exhibit 2.02 in File No.2-21345; Amended Exhibit
               2.02 in File No. 2-22326; Amended Exhibit 2.02 in File No. 2-23569; Amended Exhibit 2.02 in File No. 2-26284; Amended
               Exhibit 2.02 in File No. 2-36388; Amended Exhibit 2.02 in File No. 2-39587; Amended Exhibit 2.02 in File No. 2-41468; Amended
               Exhibit 2.02 in File No. 2-43912; Exhibit 2.03 in File No. 2-60232; Amended Exhibit 2.02 in File No. 2-50146; Amended
               Exhibit 2.02 in File No. 2-52886; Second Amended Exhibit 2.04 in File No. 2-57141; Amended Exhibit 2.04 in File No. 2-57557; Amended Exhibit 2.06 in File No. 2-62564; Exhibit 2.02(a) in File No. 2-65914; Amended Exhibit 2.02(a) in File No. 2-66380; and Amended Exhibit 4.02 in File No. 33-3188; Exhibit 4.02 to Form 8-K dated May 15, 1992; Exhibit 4.02 to Form 8-K dated July 1, 1992; Exhibit 4.02 to Form 8-K dated September 15, 1992; Exhibit
               4.02 to Form 8-K dated March 30, 1993; Exhibit 4.03 to Form 8-K dated June 5, 1995; Exhibit 4.03 to Form 8-K dated March 15,
               1997; Exhibit 4.03 to Form 8-K dated June 1, 1997; and Exhibit 4.02, Post-Effective Amendment No. 1 in File No. 333-18473.)

 4.2         - Indenture  dated as of December 1, 1998 from the Company to The
               Bank of New York relating to Senior Notes, 5.375% due 2008 and 6.125% due 2028 (Exhibit 4.03, Post-Effective Amendment No. 1 to File No. 333-18473).

Exhibit No.                                    Description

    10.1          - Form of Director's Retirement Income Plan (1990 Form 10-K,
                    Exhibit 10.04).

    10.2          - Form of Excess Benefit Plan (1994 Form 10-K, Exhibit 10.10).

    10.3          - Amendment to Form of Excess Benefit Plan (1995 Form 10-K,
                    Exhibit 10.07).

    10.4          - Form of Special Executive Retirement Plan (1994 Form 10-K,
                    Exhibit 10.11).

    10.5          - Amendment to Form of Special Executive Retirement Plan
                    (1995 Form 10-K, Exhibit 10.09).

    10.6          - Ameren Long-Term Incentive Plan of 1998 (Ameren's 1998 Form
                    10-K, Exhibit 10.1).

    10.7          - Ameren Change of Control Severance Plan (Ameren's 1998 Form
                    10-K, Exhibit 10.2).

    10.8          - Ameren Deferred Compensation Plan for Members of the Ameren
                    Leadership Team as amended and restated effective January 1, 2001 (Ameren's 2000 Form 10-K, Exhibit 10.1).

    10.9          - Ameren Deferred Compensation Plan for Members of the Board
                    of Directors (Ameren's 1998 Form 10-K, Exhibit 10.4).

    10.10         - Ameren Executive Incentive  Compensation  Program Elective
                    Deferral Provisions for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (Ameren's 2000 Form 10-K, Exhibit 10.2).

    10.11         - Asset Purchase Agreement between  AmerenEnergy  Generating
                    Company (Generating Company) and the Company (June 30, 2000 Form 10-Q, Exhibit 10).

    10.12         - Amended Electric Power Supply Agreement between Generating
                    Company and AmerenEnergy Marketing Company (Marketing Co.) (File No. 333-56594, Exhibit 10.2).

    10.13         - Electric Power Supply Agreement between Marketing Co. and the Company (File No. 333-56594, Exhibit 10.3).

    10.14         - Amended Joint Dispatch Agreement among Generating Company, the Company and AmerenUE (File No.333-56594, Exhibit 10.4).

                         Exhibits Available Upon Request

             The following instruments defining the rights of holders of certain unregistered long-term debt of the Company have not been filed with the SEC but will be furnished upon request.

                  - Loan  Agreement  dated January 1, 1993,  between the Company and Illinois Development Finance Authority (IDFA) in connection with IDFA's $35,000,000, 6-3/8% Pollution Control Revenue Refunding Bonds (Central Illinois Public Service Company Project) 1993 Series A, due January 1, 2028.

                  - Loan Agreement dated June 1, 1993, between the Company and
                    IDFA in connection with IDFA's $17,500,000 Pollution Control Revenue Refunding Bonds, 1993 Series B-1 due June 1, 2028 and $17,500,000 Pollution Control Revenue Refunding Bonds, 1993 Series B-2 due June 1, 2028.

                  - Loan  Agreement  dated August 15, 1993,  between the Company and IDFA in connection with IDFA's $35,000,000 Pollution Control Revenue Refunding Bonds, 1993 Series C-1 due August 15, 2026 and $25,000,000 Pollution Control Revenue Refunding Bonds, 1993 Series C-2 due August 15, 2026.

                  - Loan Agreement dated March 1, 2000,  between the Company and
                    IDFA in connection with the IDFA's $51,100,000 Pollution Control Revenue Refunding Bonds (AmerenCIPS Project)
                    Series 2000A due March 1, 2014.

Note: Reports of the Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-3672.

         Reports of Ameren on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.