Form 10-Q
period 2001-03-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2001-05-15
CIK 18654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended March 31, 2001

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


                         Registrant's telephone number,
                       including area code: (217) 535-5411


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


Shares outstanding of each of registrant's classes of common stock as of April
 30, 2001: Common Stock, no par value, held by Ameren Corporation (parent company of Registrant) - 25,452,373

                     Central Illinois Public Service Company

                                      Index

                                                                       Page No.

Part I               Financial Information (Unaudited)

                     Management's Discussion and Analysis                 2

                     Quantitative and Qualitative Disclosure
                     About Market Risk                                    6

                     Balance Sheet
                     - March 31, 2001 and December 31, 2000               8

                     Statement of Income
                     - Three months and 12 months ended
                       March 31, 2001 and 2000                            9

                     Statement of Cash Flows
                     - Three months ended March 31, 2001 and 2000        10

                     Notes to Financial Statements                       11


Part II              Other Information                                   14

                    PART I. FINANCIAL INFORMATION (UNAUDITED)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Central Illinois Public Service Company (AmerenCIPS or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Both Ameren and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Registrant is a public utility operating company engaged principally in the transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the state of Illinois. The Registrant serves 325,000 electric and 175,000 gas customers in a 20,000 square-mile region of central and southern Illinois.

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

The following discussion and analysis should be read in conjunction with the Notes to Financial Statements beginning on page 11, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements and the Notes to Financial Statements appearing in the Registrant's 2000 Form 10-K.

RESULTS OF OPERATIONS

Earnings
First quarter 2001 earnings of $10 million decreased $15 million from 2000's first quarter earnings. Earnings for the 12 months ended March 31, 2001 were $60 million, a $2 million decrease from the preceding 12-month period.

Earnings fluctuated due to many conditions, primarily: sales growth, weather variations, electric rate reductions, the Transfer, a gas rate increase, competitive market forces, fluctuating operating costs, expenses relating to the withdrawal from the electric transmission related Midwest Independent System Operator (Midwest ISO), charges for coal contract termination payments, changes in interest expense, and changes in income and property taxes.

The significant items affecting revenues, costs and earnings during the three-month and 12-month periods ended March 31, 2001 and 2000 are detailed below.
Electric Operations
Electric Operating Revenues          Variations for periods ended March 31, 2001
                                        from comparable prior-year periods
--------------------------------------------------------------------------
(Millions of Dollars)                  Three Months         Twelve Months
--------------------------------------------------------------------------
Effect of abnormal weather              $    6              $    (4)
Growth and other                            17)                 (21)
Interchange sales                          (36)                (151)
--------------------------------------------------------------------------
                                        $  (47)             $  (176)
--------------------------------------------------------------------------

Electric revenues for the three months ended March 31, 2001, decreased $47 million compared to the prior three- month period primarily due to a decrease in interchange sales, which are now being recorded at Resources Company as a result of the Transfer. In addition, sales under certain wholesale contracts are no longer being included in the Registrant's operating revenues as a result of the

Transfer. The decreases in interchange and wholesale sales were partially offset by increases in residential and commercial sales of 15 percent and 16 percent, respectively, primarily due to a return to more normal weather, compared to the unusually mild weather of a year ago period, and an increase in industrial sales of 55 percent due to a new industrial customer contract that became effective in August 2000.

Electric revenues for the 12 months ended March 31, 2001, decreased $176 million compared to the same prior year period, primarily due to decreases in interchange sales as a result of the Transfer. In addition, sales under certain wholesale contracts are no longer being included in the Registrant's operating revenues as a result of the Transfer. The decreases in interchange and wholesale sales were partially offset by increases in weather-sensitive residential and commercial sales of 7 percent and 11 percent, respectively, and an increase in industrial sales of 37 percent due to a new industrial customer contract that became effective in August 2000.

Fuel and Purchased Power             Variations for periods ended March 31, 2001
                                        from comparable prior-year periods
---------------------------------------------------------------------------
(Millions of Dollars)                  Three Months           Twelve Months
---------------------------------------------------------------------------
Fuel:
    Generation                          $  (47)           $    (167)
    Generation efficiencies and other       -                    (6)
    Coal contract termination payments      -                   (52)
Purchased power                             73                  281
---------------------------------------------------------------------------
                                        $   26            $      56
---------------------------------------------------------------------------

Fuel and  purchased  power  costs  for the three  months  ended  March 31,  2001 increased $26 million over the same period in the prior year primarily as a result of increased purchased power under the provisions of the Power Supply Agreement, partially offset by decreased generation resulting from the Transfer. The $56 million increase in fuel and purchased power costs for the 12 months ended March 31, 2001 versus the prior-year period was primarily the result of increased purchased power under the provisions of the Power Supply Agreement, partially offset by decreased generation resulting from the Transfer and lower fuel costs due to the termination of certain coal contracts in the fourth quarter of 1999.

Gas Operations
Gas revenues for the three month and 12 month periods ended March 31, 2001 increased $53 million and $97 million, respectively, compared to the prior-year period, primarily due to increased retail sales resulting from a return to more normal weather, as compared to the same year ago period and higher gas costs recorded through the Registrant's purchased gas adjustment clause (PGA).

Gas costs for the three months and 12 months ended March 31, 2001 increased $49 million and $87 million, respectively, compared to the same year-ago periods, primarily due to increased purchases as well as higher gas prices.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and employee benefit costs and the Transfer.

Other operations expenses decreased $13 million and $73 million for the three months and 12 months ended March 31, 2001, respectively, compared to the same year-ago periods primarily due to lower labor and employee benefit costs resulting from the Transfer as well as lower information system-related costs. Operations expenses decreased $73 million for the twelve months ended March 31, 2001 primarily resulting from the Transfer, partially offset by the charge in the fourth quarter of 2000 for withdrawal from the Midwest ISO (see discussion below under "Electric Industry Restructuring" for further information).

Maintenance expenses decreased $10 million and $68 million for the three months and 12 months ended March 31, 2001, respectively, from the comparable year-ago periods primarily due to decreased power plant maintenance resulting from the Transfer.

Depreciation and amortization expenses decreased $9 million and $33 million for the three months and 12 months ended March 31, 2001, respectively, compared to the same year-ago periods due to decreased depreciable property resulting from the Transfer.

Taxes
Income taxes from operations for the three months and 12 months ended March 31, 2001 decreased $10 million and $5 million, respectively, primarily due to lower pretax income.

Other taxes for the 12 months ended March 31, 2001, decreased $5 million primarily due to lower property taxes as a result of the Transfer.

Other Income and Deductions
For the three months and 12 months ended March 31, 2001, miscellaneous, net increased $10 million and $36 million, respectively, compared to the same periods in the prior year, primarily due to interest income earned on the promissory note receivable from Generating Company as part of the Transfer. See Electric Industry Restructuring and Note 1 under Notes to Financial Statements for further discussion of the promissory note.

Balance Sheet
Changes in accounts and wages payable and taxes accrued primarily resulted from the timing of various payments to taxing authorities and suppliers.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $39 million for the quarter ended March 31, 2001, compared to $66 million during the same 2000 period.

Cash flows used in investing activities totaled $9 million and $20 million for the three months ended March 31, 2001 and 2000, respectively. Construction expenditures for the three months ended March 31, 2001, for constructing new or improving existing facilities, were $9 million.

Cash flows used in financing activities totaled $26 million for the three months ended March 31, 2001, compared to $45 million during the same 2000 period. The Registrant's principal financing activities for the quarter included the redemption of long-term debt and intercompany notes payable.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission (SEC) under the PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At March 31, 2001, the Registrant had committed bank lines of credit aggregating $25 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At March 31, 2001, the Registrant had no outstanding short-term borrowings.

In addition, the Registrant has the ability to borrow up to approximately $914 million from Ameren or from two of Ameren's other subsidiaries, Union Electric Company (AmerenUE) and Ameren Services Company (Ameren Services), through a regulated money pool agreement. The total amount available to the Registrant at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenUE or Ameren Services, but increased to the extent AmerenUE or Ameren Services have surplus funds and the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Registrant, AmerenUE and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the quarter ended March 31, 2001, the average interest rate for the regulated money pool was 5.50%. At March 31, 2001, the Registrant had $177 million of intercompany borrowings outstanding and $604 million available through the regulated money pool subject to reduction for borrowings by AmerenUE or Ameren Services.

In April 2001, the Registrant filed a shelf registration statement with the SEC on Form S-3 authorizing the offering from time to time of senior notes in one or more series with an offering price not to exceed $250 million. The SEC declared the registration statement effective in May 2001. The Registrant plans to issue up to $150 million of the senior notes in 2001. The Senior Notes will be secured by a related series of the Registrant's first mortgage bonds. The proceeds of those notes will be used to repay short-term debt incurred through the regulated money pool and first mortgage bonds maturing in 2001.

During the course of the Registrant's resource planning, several alternatives are being considered to satisfy regulatory load requirements for 2001 and beyond for the Registrant, AmerenUE and Resources Company. AmerenUE has purchased 450 megawatts of capacity and energy for the summer of 2001 from Resources Company, and is considering the purchase of an additional 100 megawatts. Alternatives being considered for the summer of 2002 and beyond include the purchase of capacity and energy, among other things. At this time, management is unable to predict which course of action it will pursue to satisfy these requirements and their ultimate impact on the Registrant's financial position, results of operations or liquidity.

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

Certain of these cost reduction alternatives could require nonrecurring payments of employee separation benefits. Management is unable to predict to what extent, these alternatives to reduce its overall cost structure will be executed nor can it determine the impact of these actions on its future financial position, results of operations or liquidity.


ELECTRIC INDUSTRY RESTRUCTURING

Certain states are considering proposals or have adopted legislation that will promote competition at the retail level. During 2000 and in early 2001, deregulation laws established in the state of California, coupled with high energy prices, increasing demands for power by users in that state, transmission constraints, and limited generation resources, among other things, negatively impacted several major electric utilities in that state. Federal and state regulators and legislators have proposed and implemented, in part, different courses of action to attempt to address these issues. The Registrant does not maintain utility operations in the state of California, nor does it provide energy directly to utilities in that state. At this time, the Registrant is uncertain what impact, if any, changes in deregulation laws will have on future federal and state deregulation laws, which could directly impact the Registrant's future financial position, results of operations or liquidity.

In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy at retail in Illinois.

Major provisions of the Law include the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The remaining commercial and industrial customers were offered choice on December 31, 2000.
Commercial and industrial customers represent approximately 45% of the Registrant's total sales. As of March 31, 2001, the impact of retail direct access on the Registrant's financial condition, results of operations and liquidity was immaterial. Retail direct access will be offered to residential customers on May 1, 2002.

In conjunction with another provision of the Law, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to Generating Company in exchange for a subordinated promissory note from Generating Company in the principal amount of $552 million and 1,000 shares of Generating Company common stock (the Transfer). The promissory note has a term of five years and bears interest at 7 percent based on a 10-year amortization. Debt service during the term of the subordinated promissory note is payable solely from "available cash," defined as cash available after payment of all operating and maintenance expenses, senior debt service, capital expenditures, taxes and reasonable reserves for working capital and other corporate purposes as determined by Generating Company in its discretion. Any installment payment amount that is not paid when due because of the available cash limitation will be payable when available cash becomes sufficient to permit the payment, or else carried forward to maturity. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45 percent of the Registrant's employees were transferred to Generating Company as a part of the transaction.

The Transfer
In conjunction with the Transfer, an electric power supply agreement was entered into between Generating Company and its newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly owned subsidiary of Resources Company. In addition, Marketing Company entered into an electric power supply agreement with the Registrant to supply it sufficient energy and capacity to meet its obligations as a public utility through December 31, 2004. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Registrant for resale to native load customers at rates specified by the Illinois Commerce Commission (ICC) (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under state law at market based prices. In turn, the Registrant will bill these customers at rates which approximate the costs the Registrant incurs for its capacity and energy supplied by Marketing Company. For the three-month and twelve-month periods ended March 31, 2001, $101 million and $358 million, respectively, of the Registrant's purchased power was derived under the Power Supply Agreement.

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

In addition, as a result of the Transfer, the Registrant incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At March 31, 2001, the Registrant's deferred tax liability and intercompany tax receivable was $207 million.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest ISO and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $8 million ($5 million after taxes), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. In January 2001, the Federal Energy Regulatory Commission (FERC) conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. In February 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. The Registrant's transfer of control and operation of its transmission assets to the Alliance RTO remains subject to ICC approval and its membership in the Alliance RTO is subject to SEC approval under the PUHCA. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

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

If interest rates increase one percentage point in 2002, as compared to 2001, the Registrant's interest expense would increase by approximately $3 million and net income would decrease by approximately $2 million. This amount has been determined using the assumptions that the Registrant's outstanding variable-rate debt, commercial paper and auction-rate preferred stock, as of March 31, 2001, continued to be outstanding throughout 2002, and that the average interest rates for these instruments increased one percent over 2001. The estimate does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

Commodity Price Risk
The Registrant is exposed to changes in market prices for natural gas and electricity. With regard to its natural gas utility business, the Registrant's exposure to changing market prices is in large part mitigated by the fact that the Registrant has a PGA in place. The PGA allows the Registrant to pass on to its customers its prudently incurred costs of natural gas.

Since the Registrant does not have a provision similar to the PGA for its electric operations, purchased power commodity price risk is mitigated in part due to the fact that the Registrant has entered into a long-term contract with a supplier for purchased power (see "Electric Industry Restructuring" above for further discussion).

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Registrant's business at both the state and federal levels; the effects of withdrawal from the Midwest ISO and membership in the Alliance RTO; future market prices for purchased power and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; the impact of the adoption of new accounting standards; interest rates; weather conditions; the impact of current environmental regulations on utilities; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.





                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)

                                                             March 31      December 31
ASSETS                                                        2001              2000
------                                                      ----------     ------------

Property and plant, at original cost:
   Electric                                                     $1,200,808   $1,195,418
   Gas                                                             274,500      273,573
                                                                ----------   ----------
                                                                 1,475,308    1,468,991
   Less accumulated depreciation and amortization                  663,943      654,897
                                                                ----------   ----------
                                                                   811,365      814,094
Construction work in progress                                        6,650        6,558
                                                                ----------   ----------
         Total property and plant, net                             818,015      820,652
                                                                ----------   ----------
Investments and other assets:
   Intercompany notes receivable                                   511,701      511,701
   Intercompany tax receivable                                     191,318      194,975
   Other assets                                                     17,356       17,085
                                                                ----------   ----------
         Total investments and other assets                        720,375      723,761
Current assets:
   Cash and cash equivalents                                        32,926       29,801
   Accounts receivable - trade (less allowance for doubtful
         accounts of $1,732 and $1,777, respectively)              166,861      160,996
   Other accounts and notes receivable                              26,315       25,035
   Intercompany notes receivable                                    39,925       39,925
   Intercompany tax receivable                                      15,515       15,809
   Materials and supplies, at average cost -
      Fossil fuel                                                    9,204       22,560
      Other                                                          9,842        9,821
   Other                                                             5,986        6,240
                                                                ----------   ----------
         Total current assets                                      306,574      310,187
                                                                ----------   ----------
   Regulatory assets                                                12,362       12,541
                                                                ----------   ----------
Total Assets                                                    $1,857,326   $1,867,141
                                                                ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value, 45,000,000 shares authorized -
     25,452,373 shares outstanding                              $  120,033   $  120,033
   Retained earnings                                               445,459      435,211
                                                                ----------   ----------
         Total common stockholder's equity                         565,492      555,244
   Preferred stock not subject to mandatory redemption              80,000       80,000
   Long-term debt                                                  458,204      463,174
                                                                ----------   ----------
        Total capitalization                                     1,103,696    1,098,418
                                                                ----------   ----------
Current liabilities:
   Current maturity of long-term debt                               30,000       30,000
   Intercompany notes payable                                      203,075      223,320
   Accounts and wages payable                                       97,010      106,739
   Accumulated deferred income taxes                                19,657       19,639
   Taxes accrued                                                    23,152       13,899
   Other                                                            42,698       33,448
                                                                ----------   ----------
         Total current liabilities                                 415,592      427,045
                                                                ----------   ----------
Accumulated deferred income taxes                                  268,114      273,505
Accumulated deferred investment tax credits                         12,700       12,965
Regulatory liability                                                34,798       34,898
Other deferred credits and liabilities                              22,426       20,310
                                                                ----------   ----------
Total Capital and Liabilities                                   $1,857,326   $1,867,141
                                                                ==========   ==========

See Notes to Financial Statements




                    CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)



                                                  Three Months Ended     Twelve Months Ended
                                                    March 31,                 March 31,
                                                  ------------------   ------------------------
                                                  2001         2000        2001         2000
                                                  ----         ----        ----         ----

 OPERATING REVENUES:
    Electric                                  $ 155,553    $ 202,503   $ 670,177    $ 846,469
    Gas                                         105,836       52,824     229,783      132,938
    Other                                            66         --            66         --
                                              ---------    ---------   ---------    ---------
 Total operating revenues                       261,455      255,327     900,026      979,407

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                 107,521       81,630     396,325      340,148
       Gas                                       80,305       31,714     158,926       71,816
       Other                                     29,761       42,996     120,322      193,220
                                              ---------    ---------   ---------    ---------
                                                217,587      156,340     675,573      605,184
    Maintenance                                   6,745       16,504      34,704      102,679
    Depreciation and amortization                12,191       21,350      51,925       84,897
    Income taxes                                  4,660       14,163      34,077       38,957
    Other taxes                                   9,502       11,236      36,898       41,950
                                              ---------    ---------   ---------    ---------
       Total operating expenses                 250,685      219,593     833,177      873,667

 OPERATING INCOME                                10,770       35,734      66,849      105,740

 OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
       during construction                         --           --          --             (2)
    Miscellaneous, net                           10,090          377      37,593        2,051
                                              ---------    ---------   ---------    ---------
        Total other income and (deductions)      10,090          377      37,593        2,049

 INCOME BEFORE
    INTEREST CHARGES                             20,860       36,111     104,442      107,789

 INTEREST CHARGES:
    Interest                                     10,050        9,559      41,060       41,480
    Allowance for borrowed funds used
      during construction                           (65)         220        (523)         312
                                              ---------    ---------   ---------    ---------
        Net interest charges                      9,985        9,779      40,537       41,792
                                              ---------    ---------   ---------    ---------

NET INCOME                                       10,875       26,332      63,905       65,997

PREFERRED STOCK DIVIDENDS                           975          993       3,864        3,858
                                              ---------    ---------   ---------    ---------

NET INCOME AFTER PREFERRED
   STOCK DIVIDENDS                            $   9,900    $  25,339   $  60,041    $  62,139
                                              =========    =========   =========    =========


See Notes to Financial Statements




                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)



                                                          Three Months Ended
                                                              March 31,
                                                         --------------------
                                                          2001        2000
                                                          ----        ----
Cash Flows From Operating:

   Net income                                          $ 10,875    $ 26,332
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                    12,191      21,350
        Allowance for funds used during construction        (65)        220
        Deferred income taxes, net                       (5,344)     (1,792)
        Deferred investment tax credits, net               (265)      1,199
        Changes in assets and liabilities:
           Receivables, net                              (7,145)      5,606
           Materials and supplies                        13,335      12,819
           Accounts and wages payable                    (9,729)    (21,657)
           Taxes accrued                                  9,253      18,858
           Other, net                                    15,572       2,797
                                                       --------    --------
Net cash provided by operating activities                38,678      65,732

Cash Flows From Investing:
   Construction expenditures                             (9,398)    (19,642)
   Allowance for funds used during construction              65        (220)
                                                       --------    --------
Net cash used in investing activities                    (9,333)    (19,862)

Cash Flows From Financing:
   Dividends on common stock                               --       (18,057)
   Dividends on preferred stock                            (975)       (993)
   Environmental bond redemption fund                      --       (51,100)
   Redemptions -
      Long-term debt                                     (5,000)     (5,000)
      Intercompany notes payable                        (20,245)    (21,180)
   Issuances -
      Long-term debt                                       --        51,100
                                                       --------    --------
Net cash used in financing activities                   (26,220)    (45,230)
                                                       --------    --------

Net change in cash and cash equivalents                   3,125         640
Cash and cash equivalents at beginning of year           29,801      12,536
                                                       --------    --------
Cash and cash equivalents at end of period             $ 32,926    $ 13,176
                                                       ========    ========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  8,779    $  9,678
   Income taxes, net                                   $   --      $   --

See Notes to Financial Statements


CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2001


Note 1 - Central Illinois Public Service Company (AmerenCIPS or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren is the parent company of the following operating subsidiaries: the Registrant, Union Electric Company (AmerenUE), and AmerenEnergy Generating Company (Generating Company), a wholly owned subsidiary of AmerenEnergy Resources Company (Resources Company). Both Ameren and its subsidiaries are subject to the regulatory provisions of the
PUHCA. The Registrant is a public utility engaged principally in the transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the state of Illinois. Contracts among the Registrant and other Ameren subsidiaries--dealing with interconnecting transmission lines and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company (Ameren Services). The Registrant serves 325,000 electric and 175,000 gas customers in a 20,000 square-mile region of central and southern Illinois. The Registrant also has a 20% interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and/or operates electric generating and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky.

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

In conjunction with the Transfer, an electric power supply agreement was entered into between Generating Company and its newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly-owned subsidiary of AmerenEnergy Resources Company. In addition, Marketing Company entered into an electric power supply agreement with the Registrant to supply it sufficient energy and capacity to meet its obligations as a public utility through December 31, 2004 (the Power Supply Agreement). A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Registrant for resale to native load customers at rates specified by the Illinois Commerce Commission (ICC) (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under state law at market based prices. In turn, the Registrant will bill these customers at rates which approximate the costs the Registrant incurs for its capacity and energy supplied by Marketing Company. For the three-month and 12-month periods ended March 31, 2001, $101 million and $358 million, respectively, of the Registrant's purchased power was derived under the Power Supply Agreement.

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

Note 2 - Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the SEC. However, in the opinion of the Registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 2000 Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

Note 3 - In the opinion of the Registrant, the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the periods presented.

Note 4 - Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended March 31, 2001 and 2000, are not necessarily indicative of trends for any three-month or 12-month period.

Note 5 - The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales, including power purchases derived under the Power Supply Agreement between the Registrant and Marketing Company, and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $22 million and $8 million, respectively, as of March 31, 2001 and December 31, 2000. Intercompany payables included in accounts and wages payable totaled approximately $85 million and $75 million, respectively, as of March 31, 2001 and December 31, 2000.

In addition, the Registrant has the ability to borrow up to approximately $914 million from Ameren, AmerenUE or Ameren Services through a regulated money pool agreement. The total amount available to the Registrant at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenUE or Ameren Services but increased to the extent AmerenUE or Ameren Services have surplus funds and the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Registrant, AmerenUE and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the quarter ended March 31, 2001, the average interest rate for the regulated money pool was 5.50%. For each of the quarters ended March 31, 2001 and 2000, intercompany interest expense totaled approximately $2 million. Intercompany interest expense totaled approximately $9 million and $5 million, respectively, for the 12 months ended March 31, 2001 and 2000. At March 31, 2001, the Registrant had $177 million of intercompany borrowings outstanding and $604 million available through the regulated money pool subject to reduction for borrowings by AmerenUE or Ameren Services.

In conjunction with the Transfer, the Registrant incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At March 31, 2001, the Registrant's deferred tax liability and intercompany tax receivable was $207 million.

The Registrant's intercompany note receivable from Generating Company related to the Transfer totaled approximately $552 million at March 31, 2001. Intercompany interest income for the three months and 12 months ended March 31, 2001 totaled approximately $10 million and $35 million, respectively.

Note 6 - In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $8 million ($5 million after taxes), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. In January 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. In February 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. The Registrant's transfer of control and operation of its transmission assets to the Alliance RTO remains subject to ICC approval and its membership in the Alliance RTO is subject to SEC approval under the PUHCA. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

Note 7 - Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" became effective on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. The intended use of the derivatives and their designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income in stockholder's equity. SFAS 133 did not have a material impact on the Registrant's financial position or results of operations upon adoption.

Note 8 - Segment information for the three month and 12 month periods ended March 31, 2001 and 2000 is as follows:


--------------------------------------------------------------------------------
(in thousands)                              Electric     Gas     Other     Total
--------------------------------------------------------------------------------
Three months ended March 31, 2001:

Revenues                                    $155,553   $105,836   $66   $261,455
Operating Income                               2,971      7,733    66     10,770
--------------------------------------------------------------------------------

Three months ended March 31, 2000:

Revenues                                    $202,503   $ 52,824    --   $255,327
Operating Income                              30,032      5,702    --
                                                                          35,734
--------------------------------------------------------------------------------

12 months ended March 31, 2001:

Revenues                                    $670,177   $229,783   $66   $900,026
Operating Income                              49,974     16,809    66     66,849
--------------------------------------------------------------------------------

12 months ended March 31, 2000:

Revenues                                    $846,469   $132,938   --    $979,407
Operating Income                              95,903      9,837   --     105,740
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)(i)  Exhibits.

                 Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 Months Ended March 31, 2001.

         (a)(ii) Exhibits Incorporated by Reference.

                 4.1 - Supplemental Indenture dated December 1, 1998 relating to Senior Note Mortgage Bonds Series AA-1 and AA-2 (File No. 333-59438, Exhibit 4.2).

                 4.2 - Indenture dated as of December 1, 1998 between the Registrant and The Bank of New York, as Trustee, relating to the Senior Notes [including as exhibits the forms of the Senior Notes] (File No. 333-59438,
                        Exhibit 4.4).

                10.1 - 2nd Amended Electric Power Supply Agreement between Generating Company and AmerenEnergy Marketing Company [Marketing Co.] (March 31, 2001 Ameren Corporation Form 10-Q, Exhibit 10.1).

                10.2 - Amended Electric Power Supply Agreement between Marketing Co. and AmerenCIPS (March 31, 2001 Ameren Corporation Form 10-Q, Exhibit 10.2).

         (b) Reports on Form 8-K. The Registrant filed a report on Form 8-K dated January 11, 2001 reporting the recording of a nonrecurring charge in the fourth quarter of 2000 as a result of its decision to withdraw from the Midwest ISO.

         Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and Form 10-K are on file with the SEC under File Number 1-14756.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CENTRAL ILLINOIS PUBLIC
                                 SERVICE COMPANY
                                  (Registrant)


                             By  /s/ Warner L. Baxter
                               ------------------------------------------------
                                   Warner L. Baxter
                                Vice President and Controller
                                (Principal Accounting Officer)


Date:  May 15, 2001

                                                                                                Exhibit 12

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDEND
REQUIREMENTS

                                                                                                 12 Months
                                                                                                   Ended
                                            Year Ended December 31,                              March 31,
                                        --------------------------------------------------------------------
                                        --------------------------------------------------------------------

                                          1996        1997       1998       1999       2000         2001

                                            Thousands of Dollars Except Ratios


Net Income                                $77,393    $38,620    $80,147    $53,980    $79,362       $63,905
Add- Extraordinary items net of tax             -     24,853          -          -          -             -
                                        ----------   --------   --------   --------   --------   -----------
                                        ----------   --------   --------   --------   --------   -----------
Net income from continuing operations      77,393     63,473     80,147     53,980     79,362        63,905

   Taxes based on income                   47,286     33,922     45,412     30,763     43,661        34,223
                                        ----------   --------   --------   --------   --------   -----------
                                        ----------   --------   --------   --------   --------   -----------

Net income before income taxes            124,679     97,395    125,559     84,743    123,023        98,128
                                        ----------   --------   --------   --------   --------   -----------
                                        ----------   --------   --------   --------   --------   -----------



Add- fixed charges:
   Interest on long term debt              31,409     32,271     37,260     38,223     28,935        28,545
   Other interest                           4,636      2,875      1,647      3,373      8,497         9,410
   Amortization of net debt premium,
      discount, expenses and losses         1,709      1,643      1,132      1,139      2,880         2,847

                                        ----------   --------   --------   --------   --------   -----------
                                        ----------   --------   --------   --------   --------   -----------
Total fixed charges                        37,754     36,789     40,039     42,735     40,312        40,802
                                        ----------   --------   --------   --------   --------   -----------
                                        ----------   --------   --------   --------   --------   -----------

Earnings available for fixed charges      162,433    134,184    165,598    127,478    163,335       138,930
                                        ==========   ========   ========   ========   ========   ===========
                                        ==========   ========   ========   ========   ========   ===========

Ratio of earnings to fixed charges           4.30       3.64       4.13       2.98       4.05          3.40
                                        ==========   ========   ========   ========   ========   ===========
                                        ==========   ========   ========   ========   ========   ===========


Earnings required for preferred dividends:
   Preferred stock dividends                3,721      3,715      3,745      3,833      3,882         3,864
   Adjustment to pre-tax basis              2,273      1,985      2,122      2,185      2,135         2,071
                                        ----------   --------   --------   --------   --------   -----------
                                        ----------   --------   --------   --------   --------   -----------
                                            5,994      5,700      5,867      6,018      6,017         5,935

Fixed charges plus preferred stock
    dividend requirements                  43,748     42,489     45,906     48,753     46,329        46,737
                                        ==========   ========   ========   ========   ========   ===========
                                        ==========   ========   ========   ========   ========   ===========

Ratio of earnings to fixed charges plus
    preferred stock dividend                 3.71       3.15       3.60       2.61       3.52          2.97
    requirements                        ==========   ========   ========   ========   ========   ===========
                                        ==========   ========   ========   ========   ========   ===========

