Form 10-Q
period 2001-06-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2001-08-14
CIK 18654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended June 30, 2001

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From              to

                         Commission file number 1-3672.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
             (Exact name of registrant as specified in its charter)

              Illinois                                      37-0211380
   State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


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


Shares outstanding of each of registrant's classes of common stock as of August
  14, 2001: Common Stock, no par value, held by Ameren Corporation (parent company of Registrant) - 25,452,373

                     Central Illinois Public Service Company

                                      Index

                                                                     Page No.

Part I       Financial Information

             Item 1.  Financial Statements (Unaudited)

                 Balance Sheet
                 - June 30, 2001 and December 31, 2000                  9

                 Statement of Income
                 - Three months, six months and 12 months ended
                 June 30, 2001 and 2000                                10

                 Statement of Cash Flows
                 - Six months ended June 30, 2001 and 2000             11

                 Notes to Financial Statements                         12

             Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations              2

             Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                          7


Part II      Other Information

             Item 1.  Legal Proceedings                                15

             Item 4.  Submission of Matters to a Vote of
             Security Holders                                          15

             Item 5.  Other Information                                15

             Item 6.  Exhibits and Reports on Form 8-K                 15

10
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

The unaudited financial statements of Central Illinois Public Service Company (AmerenCIPS or the Registrant) appear on pages 9 through 14 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Registrant is a subsidiary of Ameren Corporation (Ameren), a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Both Ameren and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Registrant is a public utility operating company engaged principally in the transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the state of Illinois. The Registrant serves 325,000 electric and 175,000 gas customers in a 20,000 square-mile region of central and southern Illinois.

On May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of AmerenEnergy Resources Company (Resources Company), which is a wholly owned subsidiary of Ameren (the Transfer). Discussion below under Results of Operations reflects that as a result of the Transfer, from May 1, 2000, the Registrant's operating revenues will only include revenues derived from its traditional transmission and distribution operations, and those revenues it receives from its native load customers, or new customers allowed choice of an electric supplier under state law. Sales under certain wholesale contracts and interchange sales will no longer be reflected in operating revenues of the Registrant. Instead, those revenues will be recorded at Resources Company. The Registrant's operating expenses will only include those expenses it incurs under its traditional transmission and distribution operations, and for purchased power under an electric power supply agreement with Resources Company's newly created marketing subsidiary, AmerenEnergy Marketing Company (Marketing Company) (the Power Supply Agreement).

The Registrant's financial statements include charges for services that Ameren Services Company (Ameren Services), a wholly owned subsidiary of Ameren Corporation, provides to the Registrant. Ameren Services provides shared support services for all Ameren subsidiaries. Charges are based upon the actual costs incurred by Ameren Services, as required by PUHCA.

The following discussion and analysis should be read in conjunction with the Notes to Financial Statements beginning on page 12, and the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Financial Statements and the Notes to Financial Statements appearing in the Registrant's 2000 Form 10-K.

RESULTS OF OPERATIONS

Earnings
Second quarter 2001 earnings of $9 million decreased $10 million from 2000's second quarter earnings. Earnings for the six months ended June 30, 2001 decreased $25 million from the year-ago period to $19 million. Earnings for the 12 months ended June 30, 2001 were $50 million, an $11 million decrease from the preceding 12-month period.

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

The significant items affecting revenues, costs and earnings during the three-month, six-month and 12-month periods ended June 30, 2001 and 2000 are detailed below.


Electric Operations

Electric Operating Revenues                 Variations for periods ended June 30, 2001
                                                from comparable prior-year periods
-----------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                            Three Months              Six Months               Twelve Months
                                                 ------------              ----------               -------------
-----------------------------------------------------------------------------------------------------------------------
Effect of abnormal weather                       $    3                    $    9                   $      -
Growth and other                                      -                       (15)                       (21)
Interchange sales                                    (9)                      (47)                      (128)
-----------------------------------------------------------------------------------------------------------------------
                                                 $   (6)                   $  (53)                  $   (149)
-----------------------------------------------------------------------------------------------------------------------

Electric revenues for the three months ended June 30, 2001, decreased $6 million compared to the prior three-month period primarily due to a decrease in interchange sales, which are now being recorded at Resources Company as a result of the Transfer. In addition, sales under certain wholesale contracts are no longer being included in the Registrant's operating revenues as a result of the Transfer. The decreases in interchange and wholesale sales were partially offset by an increase in industrial sales of 93% due to a new industrial customer contract that became effective in August 2000.

Electric revenues for the six months ended June 30, 2001, decreased $53 million compared to the prior six-month period primarily due to a decrease in interchange sales, which are now being recorded at Resources Company as a result of the Transfer. In addition, sales under certain wholesale contracts are no longer being included in the Registrant's operating revenues as a result of the Transfer. The decreases in interchange and wholesale sales were partially offset by increases in residential and commercial sales of 4% and 10%, respectively, primarily due to warmer weather, and an increase in industrial sales of 50% due to a new industrial customer contract that became effective in August 2000.

Electric revenues for the 12 months ended June 30, 2001 decreased $149 million, compared to the same prior year period, primarily due to decreases in interchange sales as a result of the Transfer. In addition, sales under certain wholesale contracts are no longer being included in the Registrant's operating revenues as a result of the Transfer. The decreases in interchange and wholesale sales were partially offset by increases in weather-sensitive residential and commercial sales of 4% and 6%, respectively, and an increase in industrial sales of 61% due to a new industrial customer contract that became effective in August 2000.


Fuel and Purchased Power                    Variations for periods ended June 30, 2001
                                                from comparable prior-year periods
----------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                            Three Months              Six Months               Twelve Months
                                                 ------------              ----------               -------------
----------------------------------------------------------------------------------------------------------------------
Fuel:
    Generation                                   $   (11)                  $  (58)                  $   (148)
    Coal contract termination payments                 -                        -                        (52)
Purchased power                                       34                      107                        268
----------------------------------------------------------------------------------------------------------------------
                                                 $    23                   $   49                   $     68
----------------------------------------------------------------------------------------------------------------------

Fuel and purchased power costs for the three and six months ended June 30, 2001 increased $23 million and $49 million, respectively, versus the prior year periods, primarily as a result of increased purchased power under provisions of the Power Supply Agreement, partially offset by decreased generation resulting from the Transfer.

The $68 million increase in fuel and purchased power costs for the 12 months ended June 30, 2001 versus the prior-year period was primarily the result of increased purchased power under the provisions of the Power Supply Agreement, partially offset by decreased generation resulting from the Transfer and coal contract termination payments of $52 million relating to agreements reached between the Registrant and two of its coal suppliers to terminate their existing coal supply contracts effective December 31, 1999.

Gas Operations
Gas revenues for the three-months ended June 30, 2001, decreased $20 million compared to the same period in the prior year primarily due to decreased retail sales and adjustments relating to the purchased gas adjustment clause pursuant to which the Registrant recovers gas costs from its customers. Gas revenues for the six-month and 12-month periods ended June 30, 2001 increased $33 million and $73 million, respectively, compared to the same year-ago periods primarily due higher gas costs recovered through the Registrant's purchased gas adjustment clause, partially offset by lower retail sales.

Gas costs for the three-month period ended June 30, 2001 decreased $14 million compared to the year-ago period primarily due to reduced retail sales and lower gas prices. Gas costs for the six month and 12-month periods ended June 30, 2001, increased $35 million and $71 million, respectively, compared to the year-ago periods primarily due to higher gas prices, partially offset by lower retail sales.

Other Operating Expenses
Other operating expense variations reflected recurring factors such as growth, inflation, labor and employee benefit costs and the Transfer.

Other operations expenses decreased $14 million for the six months ended June 30, 2001, compared to the same year-ago period primarily due to lower labor costs resulting from the Transfer, partially offset by an increase in employee benefits costs relating to changes in actuarial assumptions and investment performance of employee benefit plans' assets. Other operations expenses decreased $56 million for the 12 months ended June 30, 2001, compared to the same year-ago period, primarily due to lower labor costs resulting from the Transfer, partially offset by the charge in the fourth quarter of 2000 for withdrawal from the Midwest ISO (see discussion below under "Electric Industry Restructuring" for further information).

Maintenance expenses for the three months, six months and 12 months ended June 30, 2001 decreased $5 million, $15 million and $59 million, respectively, from the comparable year-ago periods primarily due to decreased power plant maintenance resulting from the Transfer.

Depreciation and amortization expenses decreased $3 million, $12 million and $30 million for the three months, six months and 12 months ended June 30, 2001, respectively, compared to the same year-ago periods due to the decreased depreciable property resulting from the Transfer.

Taxes
Income taxes for the three months, six months and 12 months ended June 30, 2001, decreased $5 million, $14 million and $10 million, respectively, primarily due to lower pretax income.

Other taxes for the three months, six months and 12 months ended June 30, 2001 decreased $9 million, $10 million and $15 million, respectively, primarily due to lower property taxes and payroll taxes as a result of the Transfer.

Other Income and Deductions
For the six months and 12 months ended June 30, 2001, miscellaneous net increased $12 million and $31 million, respectively, compared to same year-ago periods, primarily due to interest income earned on the promissory note receivable from Generating Company as part of the Transfer. See "Electric Industry Restructuring" and Note 1 under Notes to Financial Statements for further discussion of the promissory note.

Balance Sheet
The $28 million decrease in trade accounts receivable was due primarily to lower sales and revenues in May and June 2001, compared to November and December 2000.

The $40 million reduction in intercompany notes receivable represents a payment received from Generating Company as part of the debt service on the subordinated promissory note. See "Electric Industry Restructuring" below for further discussion.

Changes in accounts and wages payable, taxes accrued, and other accounts and notes receivable resulted from the timing of various payments to taxing authorities and suppliers. The $172 million reduction in intercompany notes payable was due to the repayment of funds borrowed from the regulated money pool (see Note 2 under Notes to Financial Statements for further discussion) and the repayment of funds owed to Generating Company as a result of the Transfer.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $36 million for the six months ended June 30, 2001, compared to $102 million during the same 2000 period.

Cash flows provided by investing activities totaled $18 million for the six months ended June 30, 2001 and cash flows used by investing activities totaled $20 million for the six months ended June 30, 2000. Construction expenditures for the six months ended June 30, 2001, for constructing new or improving existing facilities, were $22 million. The $40 million change in intercompany notes receivable represents payment received from Generating Company as part of the debt service on the subordinated promissory note (see "Electric Industry Restructuring" below for further discussion).

Cash flows used in financing activities totaled $49 million for the six months ended June 30, 2001, compared to $81 million during the same 2000 period. The Registrant's principal financing activities for the quarter included the redemption of long-term debt and the payment of intercompany notes payable, partially offset by the issuance of long-term debt.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission (SEC) under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At June 30, 2001, the Registrant had committed bank lines of credit aggregating $25 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At June 30, 2001, the Registrant had no outstanding short-term borrowings.

Also, the Registrant has the ability to borrow up to approximately $914 million from Ameren or from two of Ameren's other subsidiaries, Union Electric Company (AmerenUE) and Ameren Services, through a regulated money pool agreement. The total amount available to the Registrant at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenUE or Ameren Services, but increased to the extent AmerenUE or Ameren Services have surplus funds and the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Registrant, AmerenUE and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the three months and six months ended June 30, 2001, the average interest rate for the regulated money pool was 4.38% and 4.94%, respectively. At June 30, 2001, the Registrant had $51 million of intercompany borrowings outstanding and $364 million available through the regulated money pool subject to reduction for borrowings by AmerenUE or Ameren Services.

In April 2001, the Registrant filed with the SEC a shelf registration statement on Form S-3 authorizing the offering from time to time of senior notes in one or more series with an offering price not to exceed $250 million. The SEC declared the registration statement effective in May 2001. In June 2001, the Registrant issued $150 million of the senior notes with an interest rate of 6.625% due June 2011. Until the release date as described in the registration statement, the senior notes will be secured by a related series of the Registrant's first mortgage bonds. The proceeds of these senior notes were used to repay short-term debt borrowed through the regulated money pool and first mortgage bonds maturing in June 2001.

Subject to certain approvals, the Registrant intended to transfer $104 million of tax-exempt pollution control loan obligations to Generating Company during 2001. During the second quarter 2001, it was determined that the transfer of the tax-exempt pollution control loan obligations would not take place.

During the course of Ameren's resource planning, several alternatives are being considered to satisfy anticipated regulatory load requirements for 2001 and beyond for the Registrant, AmerenUE and Resources Company. AmerenUE has purchased 500 megawatts of capacity and energy for the summer of 2001 (450 megawatts from Marketing Company). Alternatives being considered for the summer of 2002 and beyond include the purchase of capacity and energy, among other things. At this time, management is unable to predict which course of action it will pursue to satisfy these requirements and their ultimate impact on the Registrant's financial position, results of operations or liquidity.

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

Certain of these cost reduction alternatives could require nonrecurring payments of employee separation benefits. Management is unable to predict to what extent these alternatives to reduce its overall cost structure will be executed nor can it determine the impact of these actions on its future financial position, results of operations or liquidity.

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

One of the major provisions of the Law is the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The remaining commercial and industrial customers were offered choice on December 31, 2000. Commercial and industrial customers represent approximately 45% of the Registrant's total sales. As of June 30, 2001, the impact of retail direct access on the Registrant's financial condition, results of operations and liquidity was immaterial. Retail direct access will be offered to residential customers on May 1, 2002.

The Transfer
In conjunction with another provision of the Law, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to Generating Company in exchange for a subordinated promissory note from Generating Company in the principal amount of $552 million and Generating Company common stock (the Transfer). The promissory note has a term of five years and bears interest at 7% based on a 10-year amortization. Debt service during the term of the subordinated promissory note is payable solely from "available cash," defined as cash available after payment of all operating and maintenance expenses, senior debt service, capital expenditures, taxes and reasonable reserves for working capital and other corporate purposes as determined by Generating Company in its discretion. Any installment payment amount that is not paid when due because of the available cash limitation will be payable when available cash becomes sufficient to permit the payment, or else carried forward to maturity. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45% of the Registrant's employees were transferred to Generating Company as a part of the transaction.

In conjunction with the Transfer, an electric power supply agreement was entered into between Generating Company and a newly created nonregulated affiliate, Marketing Company, also a wholly owned subsidiary of Resources Company. In addition, Marketing Company entered into the Power Supply Agreement with the Registrant to supply it sufficient energy and capacity to meet its obligations as a public utility through December 31, 2004. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Registrant for resale to native load customers at rates specified by the Illinois Commerce Commission (ICC) (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under state law at market based prices. In turn, the Registrant will bill these customers at rates which approximate the costs the Registrant incurs for its capacity and energy supplied by Marketing Company. For the three-month, six-month and 12-month periods ended June 30, 2001, $100 million, $201 million and $400 million, respectively, of the Registrant's purchased power was derived under the Power Supply Agreement.

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

In addition, as a result of the Transfer, the Registrant incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At June 30, 2001, the Registrant's deferred tax liability and intercompany tax receivable was $203 million.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest ISO and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $8 million ($5 million after taxes), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. During first quarter 2001, the Federal Energy Regulatory Commission (FERC) conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. Also in the first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. Additional regulatory approvals of the SEC, FERC and the ICC may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational by the end of 2001. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

ACCOUNTING MATTERS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to record the assets and liabilities of the acquired enterprise at fair market value rather than historical cost. It prohibits use of the pooling-of-interests method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001, or transactions completed using the purchase method after June 30, 2001. SFAS 142 requires goodwill recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 141 and SFAS 142 are not expected to have a material effect on the Registrant's financial position, results of operations or liquidity upon adoption. At this time, the Registrant is unable to determine the impact of SFAS 143 on its financial position, results of operations or liquidity upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

If interest rates increase one percentage point in 2002 as compared to 2001, the Registrant's interest expense would increase by approximately $2 million and net income would decrease by approximately $1 million. This amount has been determined using the assumptions that the Registrant's outstanding variable-rate debt, commercial paper and auction-rate preferred stock, as of June 30, 2001, continued to be outstanding throughout 2002, and that the average interest rates for these instruments increased one percentage point over 2001. The estimate does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

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

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)

                                                                            June 30,          December 31,
ASSETS                                                                       2001                 2000
------                                                                   ------------         -----------
Property and plant, at original cost:
   Electric                                                              $1,204,806           $1,195,418
   Gas                                                                      275,557              273,573
                                                                         ------------         -----------
                                                                          1,480,363            1,468,991
   Less accumulated depreciation and amortization                           672,889              654,897
                                                                         ------------         -----------
                                                                            807,474              814,094
Construction work in progress                                                10,156                6,558
                                                                         ------------         -----------
         Total property and plant, net                                      817,630              820,652
                                                                         ------------         -----------
Investments and other assets:
   Intercompany notes receivable                                            468,981              511,701
   Intercompany tax receivable                                              187,661              194,975
   Other assets                                                              17,637               17,085
                                                                         ------------         -----------
         Total investments and other assets                                 674,279              723,761
                                                                         ------------         -----------
Current assets:
   Cash and cash equivalents                                                 35,370               29,801
   Accounts receivable - trade (less allowance for doubtful
         accounts of $1,270 and $1,777, respectively)                       132,944              160,996
   Other accounts and notes receivable                                       34,335               25,035
   Intercompany notes receivable                                             42,720               39,925
   Intercompany tax receivable                                               15,221               15,809

   Materials and supplies, at average cost -
      Fossil fuel                                                            26,414               22,560
      Other                                                                   9,965                9,821
   Other                                                                      5,911                6,240
                                                                         ------------         -----------
         Total current assets                                               302,880              310,187
                                                                         ------------         -----------
   Regulatory assets                                                         15,521               12,541
                                                                         ------------         -----------
Total Assets                                                             $1,810,310           $1,867,141
                                                                         ============         ===========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value, 45,000,000 shares authorized -
     25,452,373 shares outstanding                                         $120,033             $120,033
   Retained earnings                                                        453,736              435,211
                                                                         ------------         -----------
         Total common stockholder's equity                                  573,769              555,244
   Preferred stock not subject to mandatory redemption                       80,000               80,000
   Long-term debt                                                           606,954              463,174
                                                                         ------------         ------------
        Total capitalization                                              1,260,723            1,098,418
                                                                         ------------         ------------
Current liabilities:
   Current maturity of long-term debt                                        10,000               30,000
   Intercompany notes payable                                                51,250              223,320
   Accounts and wages payable                                                87,658              106,739
   Accumulated deferred income taxes                                         19,657               19,639
   Taxes accrued                                                             16,762               13,899
   Other                                                                     32,216               33,448
                                                                         ------------         ------------
         Total current liabilities                                          217,543              427,045
                                                                         ------------         ------------
Accumulated deferred income taxes                                           264,584              273,505
Accumulated deferred investment tax credits                                  12,435               12,965
Regulatory liability                                                         35,124               34,898
Other deferred credits and liabilities                                       19,901               20,310
                                                                         ------------         ------------
Total Capital and Liabilities                                            $1,810,310           $1,867,141
                                                                         ============         ============

See Notes to Financial Statements.

                    CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)

                                            Three Months Ended             Six Months Ended             Twelve Months Ended
                                                 June  30,                    June 30,                        June 30,
                                          ----------------------          -------------------         ----------------------
                                            2001         2000              2001         2000            2001         2000
                                            ----         ----              ----         ----            ----         ----
 OPERATING REVENUES:
    Electric                              $163,549     $169,331          $319,102     $371,834        $664,395     $813,833
    Gas                                      5,959       25,788           111,795       78,612         209,954      137,133
    Other                                      128          -                 194          -               194          -
                                         ----------   ----------        ----------    ---------       ---------   ----------
 Total operating revenues                  169,636      195,119           431,091      450,446         874,543      950,966

 OPERATING EXPENSES:
    Operations
     Fuel and purchased power              105,144       82,128           212,665      163,758         419,341      351,734
     Gas                                    (1,367)      12,446            78,938       44,160         145,113       74,510
     Other                                  27,992       28,450            57,753       71,446         119,864      176,089
                                         ----------   ----------        ----------    ---------       ---------   ----------
                                           131,769      123,024           349,356      279,364         684,318      602,333
    Maintenance                              6,584       11,549            13,329       28,053          29,739       89,067
    Depreciation and amortization           11,939       15,236            24,130       36,586          48,628       79,053
    Income taxes                             7,420       11,958            12,080       26,121          29,539       39,718
    Other taxes                              2,375       11,167            11,877       22,403          28,106       42,851
                                         ----------   ----------        ----------    ---------       ---------   ----------
     Total operating expenses              160,087      172,934           410,772      392,527         820,330      853,022

 OPERATING INCOME                            9,549       22,185            20,319       57,919          54,213       97,944

 OTHER INCOME AND (DEDUCTIONS):
    Allowance for equity funds used
     during construction                       -            -                 -             -              -             (9)
    Miscellaneous, net                       9,801        7,439            19,892        7,816          39,956        8,765
                                         ----------   ----------        ----------    ---------       ---------   ----------
     Total other income and (deductions)     9,801        7,439            19,892        7,816          39,956        8,756

 INCOME BEFORE
  INTEREST CHARGES                          19,350       29,624            40,211       65,735          94,169      106,700

 INTEREST CHARGES:
  Interest                                   9,479        9,788            19,529       19,347          40,751       40,925
  Allowance for borrowed funds used
   during construction                         (67)         (68)             (132)         152            (522)         554
                                         ----------    ----------        ----------    ---------       ---------   ---------
  Net interest charges                       9,412        9,720            19,397       19,499           40,229      41,479

 NET INCOME                                  9,938       19,904            20,814       46,236           53,940      65,221

PREFERRED STOCK DIVIDENDS                      901          837             1,876        1,830            3,928       3,778
                                         ----------    ----------        ----------    ---------       ----------  ---------

NET INCOME AFTER PREFERRED
   STOCK DIVIDENDS                          $9,037      $19,067           $18,938      $44,406          $50,012     $61,443
                                         ==========    =========         =========    =========        =========   =========

See Notes to Financial Statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)

                                                                                 Six  Months Ended
                                                                                      June 30,
                                                                             ----------------------------
                                                                              2001            2000
                                                                              ----            ----
Cash Flows From Operating:
 Net income                                                                 $20,814         $46,236
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                             24,130          36,586
   Allowance for funds used during construction                                (132)            152
   Deferred income taxes, net                                                (8,632)         14,713
   Deferred investment tax credits, net                                        (530)            755
   Changes in assets and liabilities:
    Receivables, net                                                         18,752          (9,795)
    Materials and supplies                                                   (3,998)          3,510
    Accounts and wages payable                                              (19,081)         36,453
    Taxes accrued                                                             2,863          (9,287)
    Other, net                                                                1,944         (17,655)
                                                                           ----------      ----------
Net cash provided by operating activities                                    36,130         101,668

Cash Flows From Investing:
 Construction expenditures                                                  (21,672)        (20,032)
 Allowance for funds used during construction                                   132            (152)
 Intercompany notes receivable                                               39,925             -
                                                                           ----------      ----------
Net cash provided by (used in) investing activities                           18,385        (20,184)

Cash Flows From Financing:
   Dividends on common stock                                                     -          (36,114)
   Dividends on preferred stock                                              (1,876)         (1,830)
   Redemptions -
    Long-term debt                                                          (25,000)        (82,000)
    Intercompany notes payable                                             (172,070)        (12,550)
   Issuances -
    Long-term debt                                                          150,000          51,100
                                                                           ----------      ----------
Net cash used in financing activities                                       (48,946)        (81,394)
                                                                           ----------      ----------

Net change in cash and cash equivalents                                       5,569              90
Cash and cash equivalents at beginning of year                               29,801          12,536
                                                                           ----------      ----------
Cash and cash equivalents at end of period                                  $35,370         $12,626
                                                                           ==========      ==========

Cash paid during the periods:
   Interest (net of amount capitalized)                                     $19,003         $21,882
   Income taxes, net                                                        $14,890         $21,712




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

See Notes to Financial Statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2001


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

In conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 (the Law), on May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to Generating Company in exchange for a promissory note from Generating Company in the principal amount of $552 million and 1,000 shares of Generating Company common stock (the Transfer). The promissory note bears interest at 7% and has a term of five years payable based on a 10-year amortization. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45% of the Registrant's employees were transferred to Generating Company as a part of the transaction.

In conjunction with the Transfer, an electric power supply agreement was entered into between Generating Company and its newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly owned subsidiary of Resources Company. In addition, Marketing Company entered into an electric power supply agreement with the Registrant to supply it sufficient energy and capacity to meet its obligations as a public utility through December 31, 2004 (the Power Supply Agreement). A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Registrant for resale to native load customers at rates specified by the Illinois Commerce Commission (ICC) (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under state law at market based prices. In turn, the Registrant will bill these customers at rates which approximate the costs the Registrant incurs for its capacity and energy supplied by Marketing Company. For the three-month, six-month and 12-month periods ended June 30, 2001, $100 million, $201 million and $400 million, respectively, of the Registrant's purchased power was derived under the Power Supply Agreement.

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

Interim Financial Statements
Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the SEC. However, in the opinion of the Registrant, the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Notes to Financial Statements included in the 2000 Form 10-K for information relevant to the financial statements contained in this Form 10-Q, including information as to the significant accounting policies of the Registrant.

In the opinion of the Registrant, the interim financial statements filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the periods presented.

Reclassifications
Certain reclassifications have been made to prior years' financial statements to conform with 2001 reporting.

Factors Affecting Business
Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended June 30, 2001 and 2000, are not necessarily indicative of trends for any three-month, six-month or 12-month period.

Note 2 - Related Party Transactions

The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales, including power purchases derived under the Power Supply Agreement between the Registrant and Marketing Company, and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $17 million and $8 million, respectively, as of June 30, 2001 and December 31, 2000. Intercompany payables included in accounts and wages payable totaled approximately $58 and $75 million, respectively, as of June 30, 2001 and December 31, 2000.

In addition, the Registrant has the ability to borrow up to approximately $914 million from Ameren, AmerenUE or Ameren Services through a regulated money pool agreement. The total amount available to the Registrant at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenUE or Ameren Services, but increased to the extent AmerenUE or Ameren Services have surplus funds and the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Registrant, AmerenUE and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the three months and six months ended June 30, 2001, the average interest rate for the regulated money pool was 4.38% and 4.94%, respectively. For each of the quarters ended June 30, 2001 and 2000, intercompany interest expense totaled approximately $2 million. For each of the six-month periods ended June 30, 2001 and 2000, intercompany interest expense totaled approximately $4 million. Intercompany interest expense totaled approximately $8 million and $7 million, respectively, for the 12 months ended June 30, 2001 and 2000. At June 30, 2001, the Registrant had $51 million of intercompany borrowings outstanding and $364 million available through the regulated money pool subject to reduction for borrowings by AmerenUE or Ameren Services.

In conjunction with the Transfer, the Registrant incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At June 30, 2001, the Registrant's deferred tax liability and intercompany tax receivable was $203 million.

The Registrant's intercompany note receivable from Generating Company related to the Transfer totaled approximately $512 million at June 30, 2001. Intercompany interest income for the three months, six months and 12 months ended June 30, 2001 totaled approximately $9 million, $19 million and $39 million, respectively.

Note 3 - Midwest ISO and Alliance RTO

In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $8 million ($5 million after taxes), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. During first quarter 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. Also in the first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. In April 2001, this settlement agreement was certified by the Administrative Law Judge of the FERC and submitted to the FERC Commissioners for approval. The settlement agreement was approved by the FERC in May 2001. Additional regulatory approvals of the SEC, FERC and the ICC may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational by the end of 2001. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operation or liquidity.

Note 4 - Derivative Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" became effective on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. The intended use of the derivatives and their designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income in stockholder's equity. SFAS 133 did not have a material impact on the Registrant's financial position or results of operations upon adoption or during the three and six months ended June 30, 2001.

Note 5 - Segment Information

Segment information for the three-month, six-month and 12-month periods ended June 30, 2001 and 2000 is as follows:

------------------------------------------------------------------------------------------------------------
(in thousands)                                 Electric            Gas          Other             Total
------------------------------------------------------------------------------------------------------------

Three months ended June 30, 2001:
Revenues                                     $163,549             $5,959        $128             $169,636
Operating Income                               10,963             (1,542)        128                9,549
-------------------------------------------------------------------------------------------------------------

Three months ended June 30, 2000:
Revenues                                     $169,331            $25,788          --             $195,119
Operating Income                               20,408              1,777          --               22,185
-------------------------------------------------------------------------------------------------------------

Six months ended June 30, 2001:
Revenues                                    $319,102            $111,795        $194             $431,091
Operating Income                              13,934               6,191         194               20,319
-------------------------------------------------------------------------------------------------------------

Six months ended June 30, 2000:
Revenues                                    $371,834             $78,612          --             $450,446
Operating Income                              50,440               7,479          --               57,919
-------------------------------------------------------------------------------------------------------------

12 months ended June 30, 2001:
Revenues                                    $664,395            $209,954        $194             $874,543
Operating Income                              40,529              13,490         194               54,213
-------------------------------------------------------------------------------------------------------------

12 months ended June 30, 2000:
Revenues                                    $813,833            $137,133          --             $950,966
Operating Income                              87,708              10,236          --               97,944
-------------------------------------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Reference is made to "Regulation" section in Item 1. Business of the Registrant's Form 10-K for the year ended December 31, 2000, for information relating to a proposed settlement of the August 1996 complaint filed by the Illinois Attorney General with the Illinois Pollution Control Board alleging various violations of wastewater discharge permit conditions and ground water standards at the Registrant's Hutsonville Power Station (now owned by its affiliate, AmerenEnergy Generating Company). In accordance with the terms of the settlement with the Illinois Environmental Protection Agency and the Illinois Attorney General, AmerenEnergy Generating Company is implementing a remedial action plan that includes the construction of a lined fly ash basin at the Hutsonville Power Station and the closure of the existing unlined basin. The Illinois Pollution Control Board approved the settlement effective as of March 15, 2001.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the annual meeting of stockholders of the Registrant held on April 24, 2001, the following matter was presented to the meeting for a vote and the results of such voting are as follows:

         Item (1)  Election of Directors.

                                                                                                        Non-Voted
                   Name                                 For                  Withheld                    Brokers
                   ----                                 ---                  --------                -------------

         Paul A. Agathen...................         26,178,389                  5,269                       0
         Warner L. Baxter..................         26,178,394                  5,264                       0
         Donald E. Brandt..................         26,178,379                  5,279                       0
         Charles W. Mueller................         26,178,384                  5,274                       0
         Gary L. Rainwater.................         26,178,389                  5,269                       0


ITEM 5.  OTHER INFORMATION.

         Any stockholder proposal intended for inclusion in the proxy material for the Registrant's 2002 annual meeting of stockholders must be received by the Registrant by November 30, 2001.

         In addition, under the Registrant's By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by the Secretary of the Registrant not later than 60 nor earlier than 90 days prior to the first anniversary of the preceding year's annual meeting. For the Registrant's 2002 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than February 23, 2002 or earlier than January 24, 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)(i)  Exhibits.

                 4.1   -  Supplemental Indenture dated June 1, 2001 to Indenture
                          of Mortgage or Deed of Trust dated October 1, 1941, from AmerenCIPS to U.S. Bank Trust National Association and Patrick J. Crowley, as Trustees, relating to Senior Note Mortgage Bonds Series BB 6.625%, due 2011.

                 12    -  Computation of Ratio of Earnings to Fixed Charges
                          and Preferred Stock Dividend Requirements, 12 Months ended June 30, 2001.

         (a)(ii) Exhibits Incorporated by Reference.

               10.1    -  Alliance Agreement establishing the Alliance
                          Independent Transmission System Operator, Inc., Alliance Transmission Company, Inc. and Alliance Transmission Company, LLC and Amendment to admit AmerenCIPS and AmerenUE (June 30, 2001 Ameren Corporation Form 10-Q, Exhibit 10.1).

         (b)     Reports on Form 8-K.  None.

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

                                     CENTRAL ILLINOIS PUBLIC
                                         SERVICE COMPANY
                                          (Registrant)


                            By               /s/ Warner L. Baxter
                              ------------------------------------------------
                                                 Warner L. Baxter
                                          Vice President and Controller
                                          (Principal Accounting Officer)


Date:  August 14, 2001

                                                                  Exhibit 4.1
             WHEN RECORDED
             MAIL TO:

             James A. Tisckos
             Central Illinois Public Service
               Company
             607 East Adams Street
             Springfield, IL  62739

================================================================================


                     Executed in 100 Counterparts, No. 002 .
                                      -----

                             SUPPLEMENTAL INDENTURE

                               DATED JUNE 1, 2001

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                       TO

                      U.S. BANK TRUST NATIONAL ASSOCIATION
                             and PATRICK J. CROWLEY,
                                   AS TRUSTEES



(SUPPLEMENTAL TO THE INDENTURE OF MORTGAGE OR DEED OF TRUST DATED OCTOBER 1, 1941, EXECUTED BY CENTRAL ILLINOIS PUBLIC SERVICE COMPANY TO CONTINENTAL ILLINOIS NATIONAL BANK AND TRUST COMPANY OF CHICAGO AND EDMOND B. STOFFT, AS TRUSTEES)


                      (PROVIDING FOR FIRST MORTGAGE BONDS,
                             SENIOR NOTES SERIES BB)

================================================================================


This instrument was prepared by Steven R. Sullivan, Vice President, General Counsel and Secretary of Central Illinois Public Service Company, 1901 Chouteau Avenue, St. Louis, Missouri 63103.

                THIS SUPPLEMENTAL INDENTURE, dated June 1, 2001, made and entered into by and between CENTRAL ILLINOIS PUBLIC SERVICE COMPANY, a corporation organized and existing under the laws of the State of Illinois (hereinafter commonly referred to as the "Company"), and U.S. BANK TRUST NATIONAL ASSOCIATION (formerly First Trust National Association, formerly First Trust of Illinois, National Association, successor trustee to Bank of America Illinois, formerly Continental Bank, formerly Continental Bank, National Association and formerly Continental Illinois National Bank and Trust Company of Chicago), a national banking association having its office or place of business in the City of Chicago, Cook County, State of Illinois (hereinafter commonly referred to as the "Trustee"), and Patrick J. Crowley (successor Co-Trustee), of the City of Montvale, Bergen County, State of New Jersey, as Trustees under the Indenture of Mortgage or Deed of Trust dated October 1, 1941, heretofore executed and delivered by the Company to Continental Illinois National Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees, as amended by the Supplemental Indentures dated, respectively, September 1, 1947, January 1, 1949, February 1, 1952, September 1, 1952, June 1, 1954, February 1, 1958, January 1, 1959, May 1, 1963, May 1, 1964, June 1, 1965, May 1, 1967, April 1, 1970, April
1, 1971, September 1, 1971, May 1, 1972, December 1, 1973, March 1, 1974, April
1, 1975, October 1, 1976, November 1, 1976, October 1, 1978, August 1, 1979,
February 1, 1980, February 1, 1986, May 15, 1992, July 1, 1992, September 15, 1992, April 1, 1993, June 1, 1995, March 15, 1997, June 1, 1997 and December 1,
1998, heretofore executed and delivered by the Company to the Trustees under said Indenture of Mortgage or Deed of Trust dated October 1, 1941; said Indenture of Mortgage or Deed of Trust dated October 1, 1941, as amended by said Supplemental Indentures, being hereinafter sometimes referred to as the "Indenture"; and said U.S. Bank Trust National Association and Patrick J. Crowley, as such Trustees, being hereinafter sometimes referred to as the "Trustees" or the "Trustees under the Indenture";

WITNESSETH:

                WHEREAS, the Company has entered into an Indenture dated as of December 1, 1998 (the "Senior Note Indenture") with The Bank of New York, as trustee (the "Senior Note Trustee") providing for the issuance of senior notes thereunder (the "Notes"); and

                WHEREAS, the Company has determined, by resolutions duly adopted by its Board of Directors and the Executive Committee thereof, pursuant to the Senior Note Indenture, as security for the Notes to be issued thereunder, to issue to the Senior Note Trustee bonds of an additional series under and to be secured by the Indenture, as hereby amended, to be known and designated as First Mortgage Bonds, Senior Notes Series BB (hereinafter sometimes referred to as the "bonds of Senior Notes Series BB"), and the bonds of Senior Notes Series BB shall be authorized, authenticated and issued only as registered bonds without coupons, and to execute and deliver this supplemental indenture, pursuant to the provisions of Article I, as amended, Section 6 of Article II and Article XVI of the Indenture, for the purpose of (1) creating and authorizing $150,000,000 aggregate principal amount of bonds of Senior Notes Series BB and setting forth the form, terms, provisions and characteristics thereof, (2) modifying or amending certain provisions of the Indenture in the particulars and to the extent hereinafter specifically provided, and (3) specifically describing and conveying to the Trustees, upon the trusts and for the purposes of the Indenture, as hereby amended, certain additional properties which the Company has constructed or otherwise acquired subsequent to September 30, 1998, except property of the character expressly excepted or excluded from the lien of the Indenture by the terms thereof, and which are owned by the Company at the date of the execution hereof and are subject in any event to the lien and effect of the Indenture; and

                WHEREAS, the bonds of Senior Notes Series BB shall be issued to the Senior Note Trustee in connection with the issuance by the Company of its 6.625% Senior Notes due 2011 (the "Senior Notes"); and

                WHEREAS, the execution and delivery of the Company of this supplemental indenture have been duly authorized by the Board of Directors of the Company and the Executive Committee thereof; and the Company has requested, and hereby requests, the Trustees to enter into and join with the Company in the execution and delivery of this supplemental indenture; and

                WHEREAS, the bonds of Senior Notes Series BB to be authorized, authenticated and issued only in the form of registered bonds without coupons, and the bonds of Senior Notes Series BB and the certificate of the Trustee thereon shall be substantially in the following form, to wit:

                                 [form of bond]

        No.                                          $
            -------------                              ---------

                          ILLINOIS COMMERCE COMMISSION
                             Identification No. 6187

            NOTWITHSTANDING ANY PROVISIONS HEREOF OR IN THE INDENTURE
              THIS BOND IS NOT ASSIGNABLE OR TRANSFERABLE EXCEPT AS
             PERMITTED OR REQUIRED BY SECTION 4.04 OF THE INDENTURE,
          DATED AS OF DECEMBER 1, 1998, BETWEEN CENTRAL ILLINOIS PUBLIC SERVICE COMPANY AND THE BANK OF NEW YORK, AS TRUSTEE.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                   First Mortgage Bond, Senior Notes Series BB


        Original
        Issue               Dated            Maturity
        Date                Date             Date                 CUSIP
        ----               --------          ----                 -----

                              *                *

                            Interest
        Interest            Payment          Record
        Rate                Dates            Dates
        --------            -----            -----

                %

REGISTERED OWNER
                 ---------------------------------------------------------------

PRINCIPAL AMOUNT                            DOLLARS
                 --------------------------


  * To be completed in accordance with the terms of Section 1 of Article I hereof.

                  Central Illinois Public Service Company, an Illinois corporation (hereinafter referred to as the "Company"), for value received, hereby promises to pay to the Registered Owner specified above, as trustee under the Senior Note Indenture hereinafter referred to, or registered assigns, the Principal Amount specified above on the Maturity Date specified above, and to pay to the Registered Owner interest on said sum from the Dated Date hereof, at the Interest Rate specified above, payable half-yearly on the Interest Payment Dates specified above, until said principal sum is paid. The interest so payable on any Interest Payment Date will be paid, subject to certain exceptions provided in the Supplemental Indenture dated June 1, 2001, hereinafter referred to, to the Registered Owner at the close of business of the Trustee hereinafter referred to on the immediately preceding Record Date. Both the principal of and the interest on this bond shall be payable in immediately available funds at the office or agency of the Senior Note Trustee hereinafter referred to, in any coin or currency of the United States of America which at the time of payment is legal tender for public and private debts.

                  Under an Indenture dated as of December 1, 1998 (the "Senior
Note Indenture") between the Company and The Bank of New York, as trustee (the "Senior Note Trustee"), the Company will issue, concurrently with the issuance of this bond, an issue of Notes under the Senior Note Indenture entitled "___% Senior Notes due 20__ (the "Senior Notes"). Pursuant to Article IV of the Senior
Note Indenture, this bond is issued to the Senior Note Trustee to secure any and all obligations of the Company under the Senior Notes and any other series of senior notes from time to time outstanding under the Senior Note Indenture. Payment of principal of, or premium, if any or interest on, the Senior Notes shall constitute payments on this bond as further provided herein and in the Supplemental Indenture dated June 1, 2001 pursuant to which this bond has been issued (the "Supplemental Indenture").

                  Upon any payment of the principal of, premium, if any, and interest on, all or any portion of the Senior Notes, whether at maturity or prior to maturity by redemption or otherwise or upon provision for the payment thereof having been made in accordance with Section 5.01(a) of the Senior Note Indenture, bonds of Senior Notes Series BB in a principal amount equal to the principal amount of such Senior Notes and having both a corresponding maturity date and interest rate shall, to the extent of such payment of principal, premium, if any, and interest, be deemed paid and the obligation of the Company thereunder to make such payment shall be discharged to such extent and, in the case of the payment of principal (and premium, if any), such bonds shall be surrendered to the Company for cancellation as provided in Section 4.08 of the Senior Note Indenture. The Trustee (as hereinafter defined) may at anytime and all times conclusively assume that the obligation of the Company to make payments with respect to the principal of and premium, if any, and interest on the Senior Notes, so far as such payments at the time have become due, has been fully satisfied and discharged pursuant to the foregoing sentence unless and until the Trustee shall have received a written notice from the Senior Note Trustee signed by one of its officers stating (i) that timely payment of principal, or premium or interest on, the Senior Notes has not been made, (ii) that the Company is in arrears as to the payments required to be made by it to the Senior Note Trustee pursuant to the Senior Note Indenture, and (iii) the amount of the arrearage.

                  For purposes of Section 4.09 of the Senior Note Indenture, this bond shall be deemed to be the "Related Series of Senior Note First Mortgage Bonds" in respect of the Senior Notes.

                  This bond is one of the bonds issued and to be issued from time to time under and in accordance with and all secured by the indenture of mortgage or deed of trust dated October 1, 1941, executed and delivered by the Company to U.S. Bank Trust National Association (formerly First Trust National Association, formerly First Trust of Illinois, National Association, successor trustee to Bank of America Illinois, formerly Continental Bank, formerly Continental Bank, National Association and formerly Continental Illinois National Bank and Trust Company of Chicago and hereinafter referred to as the "Trustee") and Edmond B. Stofft, as Trustees, and the various indentures supplemental thereto, including the Supplemental Indenture pursuant to which $150,000,000 in aggregate principal amount of the First Mortgage Bonds, Senior Notes Series BB are authorized, each executed and delivered by the Company to the Trustees under said indenture of mortgage or deed of trust dated October 1, 1941, prior to the authentication of this bond (said indenture of mortgage or deed of trust and said supplemental indentures being hereinafter referred to, collectively, as the "Indenture"); and said U.S. Bank Trust National Association and Patrick J. Crowley (successor Co-Trustee) being now the Trustees under the Indenture. Reference to the Indenture and to all supplemental indentures, if any, hereafter executed pursuant to the Indenture is hereby made for a description of the property mortgaged and pledged, the nature and extent of the security and the rights of the holders and Registered Owners of said bonds and of the Trustees and of the Company in respect of such security. By the terms of the Indenture the bonds to be secured thereby are issuable in series, which may vary as to date, amount, date of maturity, rate of interest, redemption provisions, medium of payment and in other respects as in the Indenture provided.

                  This bond is not redeemable except on the respective dates, in the respective principal amounts and for the respective redemption prices that correspond to the redemption dates for, the principal amounts to be redeemed of, and the redemption prices for, the Senior Notes, and except upon written demand of the Senior Note Trustee following the occurrence of an Event of Default under the Senior Note Indenture and the acceleration of the senior notes, as provided in Section 8.01 of the Senior Note Indenture.

                  In case of certain events of default specified in the Indenture, the principal of this bond may be declared or may become due and payable in the manner and with the effect provided in the Indenture. No recourse shall be had for the payment of the principal of or interest on this bond, or for any claim based hereon, or otherwise in respect hereof or of the Indenture or any indenture supplemental thereto, to or against any incorporator, stockholder, officer or director, past, present or future, of the Company, or of any predecessor or successor corporation, either directly or through the Company, or such predecessor or successor corporation, under any constitution or statute or rule of law, or by the enforcement of any assessment, penalty, or otherwise, all such liability of incorporators, stockholders, directors and officers being waived and released by the Registered Owner hereof by the acceptance of this bond and being likewise waived and released by the terms of the Indenture.

                  This bond shall not be assignable or transferable except as permitted or required by Section 4.04 of the Senior Note Indenture. This bond is exchangeable by the Registered Owner hereof, in person or by attorney duly authorized, at the principal office or place of business of the Trustee under the Indenture, upon the surrender and cancellation of this bond and the payment of any stamp tax or other governmental charge, and upon any such exchange a new registered bond or bonds without coupons, of the same series and maturity and for the same aggregate principal amount, will be issued in exchange heretofore; provided, that the Company shall not be required to exchange any bonds of Senior Notes Series BB for a period of ten (10) days next preceding an Interest Payment Date with respect to such bonds.

                  As provided in Section 4.11 of the Senior Note Indenture, from and after the Release Date (as defined in the Senior Note Indenture), the obligations of the Company with respect to this bond shall be deemed to be satisfied and discharged, this bond shall cease to secure in any manner any senior notes outstanding under the Senior Note Indenture, and, pursuant to
Section 4.08 of the Senior Note Indenture, the Senior Note Trustee shall forthwith deliver this bond to the Company for cancellation.

                  This bond shall not be valid or become obligatory for any purpose unless and until it shall have been authenticated by the execution by the Trustee or its successor in trust under the Indenture of the Trustee's Certificate endorsed hereon.

                  IN WITNESS WHEREOF, Central Illinois Public Service Company has caused this bond to be executed in its name by the manual or facsimile signature of its President or one of its Vice-Presidents, and its corporate seal or a facsimile thereof to be affixed or imprinted hereon and attested by the manual or facsimile signature of its Secretary or one of its Assistant Secretaries.




                                  CENTRAL ILLINOIS PUBLIC SERVICE COMPANY


                                   By
                                  ------------------------------------------
                                                  President
ATTEST:


By
  ------------------------------
    Secretary

                  This bond is one of the bonds of the series designated therein, described in the within mentioned Indenture.

                                       U.S. BANK TRUST NATIONAL ASSOCIATION,
                                       as Trustee



                                       By
                                         ---------------------------------------
                                                    Authorized Officer

                               [end of form of bond]

                NOW, THEREFORE, in consideration of the premises and of the sum of One Dollar ($1.00) duly paid by the Trustees to the Company, and of other good and valuable considerations, the receipt whereof is hereby acknowledged, and for the purpose of further assuring to the Trustees under the Indenture their title to, or lien upon, the property hereinafter described, under and pursuant to the terms of the Indenture, as hereby amended, and for the purpose of further securing the due and punctual payment of the principal of and interest and the premium, if any, on all bonds which have been heretofore or shall be hereafter issued under the Indenture and indentures supplemental thereto and which shall be at any time outstanding thereunder and secured thereby and $150,000,000 aggregate principal amount of the Senior Notes, and for the purpose of securing the faithful performance and observance of all the covenants and conditions set forth in the Indenture and/or in any indenture supplemental thereto, the Company has given, granted, bargained, sold, transferred, assigned, pledged, mortgaged, warranted the title to and conveyed, and by these presents does give, grant, bargain, sell, transfer, assign, pledge, mortgage, warrant the title to and convey unto U.S. BANK TRUST NATIONAL ASSOCIATION and PATRICK J. CROWLEY, as Trustees under the Indenture as therein provided, and their successors in the trusts thereby created, and to their assigns, all the right, title and interest of the Company in and to any and all premises, plants, property, leases and leaseholds, franchises, permits, rights and powers, of every kind and description, real and personal, which have been acquired by the Company through construction, purchase, consolidation or merger, or otherwise, subsequent to September 30, 1998, and which are owned by the Company at the date of the execution hereof, together with the rents, issues, products and profits therefrom, excepting, however, and there is hereby expressly reserved and excluded from the lien and effect of the Indenture and of this supplemental indenture, all right, title and interest of the Company, now owned, in and to (a) all cash, bonds, shares of stock, obligations and other securities not deposited with the Trustee or Trustees under the Indenture, and
(b) all accounts and bills receivable, judgments (other than for the recovery of real property or establishing a lien or charge thereon or right therein) and chooses in action not specifically assigned to and pledged with the Trustee or Trustees under the Indenture, and (c) all personal property acquired or manufactured by the Company for sale, lease, rental or consumption in the ordinary course of business, and (d) the last day of each of the demised terms created by any lease of property leased to the Company and under each and every renewal of any such lease, the last day of each and every such demised term being hereby expressly reserved to and by the Company, and (e) all gas, oil and other minerals now or hereafter existing upon, within or under any real estate of the Company subject to, or hereby subjected to, the lien of the Indenture.

                Without in any way limiting or restricting the generality of the foregoing description or the foregoing exceptions and reservations, the Company hereby expressly gives, grants, bargains, sells, transfers, assigns, pledges, mortgages, warrants the title to and conveys unto said U.S. BANK TRUST NATIONAL ASSOCIATION and PATRICK J. CROWLEY, as Trustees under the Indenture, and unto their successor or successors in trust, and their assigns, under the trusts and for the purposes of the Indenture, as hereby amended, the properties described in Schedule A to this supplemental indenture, which is incorporated herein by reference with the same force and effect as if set forth at length herein, and which properties have been acquired by the Company, through construction, purchase, consolidation or merger, or otherwise, subsequent to September 30, 1998 (except as otherwise indicated in said Schedule A), and which are owned by the Company at the date of the execution hereof together with the tenements, hereditaments and appurtenances thereunto belonging or appertaining, TO HAVE AND TO HOLD all said property, rights and interests forever, BUT IN TRUST, NEVERTHELESS, upon the trusts, for the purposes and subject to all the terms, conditions, provisions and restrictions of the Indenture, as hereby amended.

                And upon the considerations and for the purposes aforesaid, and in order to provide, pursuant to the terms of the Indenture, for the issuance under the Indenture, as hereby amended, of bonds of Senior Notes Series BB and to fix the terms, provisions and characteristics of the bonds of Senior Notes Series BB, and to modify or amend the Indenture in the particulars and to the extent hereinafter in this supplemental indenture specifically provided, the Company hereby covenants and agrees with the Trustees as follows:

                                    ARTICLE I

                SECTION 1. A series of bonds issuable under the Indenture, as hereby amended, to be known and designated as "First Mortgage Bonds, Senior Notes Series BB" and which shall be executed, authenticated and issued only in the form of registered bonds without coupons, is hereby created and authorized. The bonds of Senior Notes Series BB and the Trustee's Certificate to be endorsed thereon shall be substantially in the form thereof hereinbefore recited. Each bond of Senior Notes Series BB is to be issued and registered in the name of The Bank of New York, as trustee, or a successor trustee (said trustee or any successor trustee being hereinafter referred to as the "Senior Note Trustee"), under the Indenture dated as of December 1, 1998 between the Company and the Senior Note Trustee (the "Senior Note Indenture"), to secure any and all obligations of the Company under the Senior Notes and any other series of Notes from time to time outstanding under the Senior Note Indenture. Each bond of Senior Notes Series BB shall be dated as of the Interest Payment Date thereof to which interest was paid next preceding the date of issue, unless (a) issued on an Interest Payment Date thereof to which interest was paid, in which event it shall be dated as of such issue date, or (b) issued prior to the occurrence of the first Interest Payment Date thereof to which interest was paid, in which event it shall be dated the Original Issue Date specified in the form of bond. The bonds of Senior Notes Series BB shall be due and payable in the principal amount and on the Maturity Date specified below, shall bear interest from the date thereof at the Interest Rate per annum specified below payable half-yearly on the Interest Payment Dates specified in the form of bond to the Registered Owner as specified on the registry books of the Trustee at the close of business of the Trustee on the applicable Record Date as provided in
Section 3 of this Article I.

   Series          Maturity Date          Principal Amount      Interest Rate
   ------          -------------          ----------------      -------------
     BB            June 15, 2011            $150,000,000            6.625%

                The bonds of Senior Notes Series BB shall be payable, as to both principal and interest, in immediately available funds, at the office or agency of the Senior Note Trustee, in any coin or currency of the United States of America which at the time of payment is legal tender for public and private debts.

                SECTION 2. Anything contained in Section 14 of Article I of the Indenture, or elsewhere in the Indenture, to the contrary notwithstanding, only the person in whose name any of the bonds of Senior Notes Series BB is registered (the "Registered Owner") at the close of business on any Record Date, as hereinafter defined, with respect to any Interest Payment Date shall be entitled to receive the interest payable on such Interest Payment Date notwithstanding the cancellation of such bonds upon any transfer or exchange subsequent to the Record Date and prior to such Interest Payment Date; provided, however, that if and to the extent the Company shall default in the payment of the interest due on such Interest Payment Date, such defaulted interest shall be paid to the persons in whose names outstanding bonds of Senior Notes Series BB are registered on the Record Date to be established by the Trustee for payment of such defaulted interest.

                Upon any payment of the principal of, premium, if any, and interest on, all or any portion of the Senior Notes, whether at maturity or prior to maturity by redemption or otherwise or upon provision for the payment thereof having been made in accordance with Section 5.01(a) of the Senior Note Indenture, bonds of Senior Notes Series BB in a principal amount equal to the principal amount of such Senior Notes and having both a corresponding maturity date and interest rate shall, to the extent of such payment of principal, premium, if any, and interest, be deemed paid and the obligation of the Company thereunder to make such payment shall be discharged to such extent and, in the case of the payment of principal (and premium, if any), such bonds of Senior Notes Series BB shall be surrendered to the Company for cancellation as provided in Section 4.08 of the Senior Note Indenture. The Trustee may at anytime and all times conclusively assume that the obligation of the Company to make payments with respect to the principal of and premium, if any, and interest on the Senior Notes, so far as such payments at the time have become due, has been fully satisfied and discharged pursuant to the foregoing sentence unless and until the Trustee shall have received a written notice from the Senior Note Trustee signed by one of its officers stating (i) the timely payment of principal, or premium or interest on, the Senior Notes has not been made, (ii) that the Company is in arrears as to the payments required to be made by it to the Senior Note Trustee pursuant to the Senior Note Indenture, and (iii) the amount of the arrearage.

                SECTION 3. The term "Record Date" as used herein with respect to any Interest Payment Date (other than an Interest Payment Date for the payment of defaulted interest) shall mean the applicable Record Date specified in the form of bond next preceding such Interest Payment Date, or, if such Record Date shall be a legal holiday or a day on which banking institutions in the City of Chicago, Illinois, are authorized by law to close, then the next preceding day which shall not be a legal holiday or a day on which such institutions are so authorized to close.

                SECTION 4. The bonds of Senior Notes Series BB are not redeemable except on the respective dates, in the respective principal amounts and for the respective redemption prices that correspond to the redemption dates for, the principal amounts to be redeemed of, and the redemption prices for, the Senior Notes, and except as set forth in Section 5 hereof.

                In the event that the Company redeems any Senior Notes prior to maturity in accordance with the provisions of the Senior Note Indenture, the Senior Note Trustee shall on the same date deliver to the Company the bonds of Senior Notes Series BB in principal amounts corresponding to the Senior Notes so redeemed, as provided in Section 4.08 of the Senior Note Indenture. The Company agrees to give the Senior Note Trustee notice of any such redemption of the Senior Notes on or before the date fixed for any such redemption.

                SECTION 5. Upon the occurrence of an Event of Default under the Senior Note Indenture and the acceleration of the Senior Notes, the bonds of Senior Notes Series BB shall be redeemable in whole upon receipt by the Trustee of a written demand (hereinafter called a "Redemption Demand") from the Senior Note Trustee stating that there has occurred under the Senior Note Indenture both an Event of Default and a declaration of acceleration of payment of principal, accrued interest and premium, if any, on the Senior Notes specifying the last date to which interest on such Senior Notes has been paid (such date being hereinafter referred to as the "Initial Interest Accrual Date") and demanding redemption of the bonds of Senior Notes Series BB. The Company waives any right it may have to prior notice of such redemption under the Indenture. Upon surrender of the bonds of Senior Notes Series BB by the Senior Note Trustee to the Trustee, the bonds of Senior Notes Series BB shall be redeemed at a redemption price equal to the principal amount thereof plus accrued interest thereon from the Initial Interest Accrual Date to the date of the Redemption Demand; provided, however, that in the event of a rescission or annulment of acceleration of Notes pursuant to the last paragraph of Section 8.01(a) of the Senior Note Indenture, then any Redemption Demand shall thereby deemed to be rescinded by the Senior Note Trustee although no such rescission or annulment shall extend to or affect any subsequent default or impair any right consequent thereon.

                SECTION 6. For purposes of Section 4.09 of the Senior Note Indenture, the bonds of Senior Notes Series BB shall be deemed to be the "Related Series of Senior Notes First Mortgage Bonds" in respect of the Senior Notes.

                SECTION 7. The bonds of Senior Notes Series BB shall not be assignable or transferable except as permitted by Section 4.04 of the Senior
Note Indenture. Any such transfer shall be effected at the principal office or place of business of the Trustee under the Indenture. The bonds of Senior Notes Series BB are exchangeable by the Registered Owner thereof, in person or by attorney duly authorized, at the principal office or place of business of the Trustee under the Indenture, upon the surrender and cancellation of said bonds and the payment of any stamp tax or other governmental charge, and upon any such exchange a new registered bond or bonds without coupons, of the same series and maturity and for the same aggregate principal amount, will be the same series and maturity and for the same aggregate principal amount, will be issued in exchange theretofore; and provided, that the Company shall not be required to exchange any bonds of Senior Notes Series BB for a period of ten (10) days next preceding an Interest Payment Date with respect to bonds of Senior Notes Series BB.

                The bonds of Senior Notes Series BB shall, from time to time, be executed on behalf of the Company and sealed with the corporate seal of the Company, all in the manner provided or permitted by Section 6 of Article I of the Indenture, as follows:

                (a) bonds of Senior Notes Series BB executed on behalf of the Company by its President or a Vice-President and/or by its Secretary or an Assistant Secretary may be so executed by the facsimile signature of such President or Vice-President and/or of such Secretary or Assistant Secretary, as the case may be, of the Company, or of any person or persons who shall have been such officer or officers, as the case may be, of the Company on or subsequent to the date of this supplemental indenture, notwithstanding that he or they may have ceased to be such officer or officers of the Company at the time of the actual execution, authentication, issue or delivery of any of such bonds, and any such facsimile signature or signatures of any such officer or officers on any such bonds shall constitute execution of such bonds on behalf of the Company by such officer or officers of the Company for the purposes of the Indenture, as hereby amended, and shall be valid and effective for all purposes, provided that all bonds shall always be executed on behalf of the Company by the signature, manual or facsimile, of its President or a Vice-President and of its Secretary or an Assistant Secretary, and provided, further, that none of such bonds shall be executed on behalf of the Company by the same officer or person acting in more than one capacity; and

                (b) such corporate seal of the Company may be a facsimile, and any bonds of Senior Notes Series BB on which such facsimile seal shall be affixed, impressed, imprinted or reproduced shall be deemed to be sealed with the corporate seal of the Company for the purposes of the Indenture, as hereby amended, and such facsimile seal shall be valid and effective for all purposes.

                SECTION 8. As provided in Section 4.11 of the Senior Note Indenture, from and after the Release Date (as defined in the Senior Note Indenture), the obligations of the Company with respect to the bonds of Senior Notes Series BB shall be deemed to be satisfied and discharged, the bonds of Senior Notes Series BB shall cease to secure in any manner any Notes outstanding under the Senior Note Indenture, and, pursuant to Section 4.08 of the Senior
Note Indenture, the Senior Note Trustee shall forthwith deliver the bonds of Senior Notes Series BB to the Company for cancellation.

                                   ARTICLE II

                SECTION 1. Sections 10 and 16 of Article III of the Indenture are, and each of them is, hereby amended by striking out the words " Series X through Series Z, Series 1995-1, Series 1997-1, Series 1997-2, Senior Notes Series AA-1 and Senior Notes Series AA-2" wherever the same occur in each of said sections, and by inserting, in lieu thereof, the words "Series X through Series Z, Series 1995-1, Series 1997-1, Series 1997-2, Senior Notes Series AA-1, Senior Notes Series AA-2 and Senior Notes Series BB" and the Company hereby covenants and agrees to observe and comply with the provisions of said sections as hereby amended.

                                   ARTICLE III

                SECTION 1. The provisions of this supplemental indenture shall become and be effective from and after the execution hereof, and the Indenture, as hereby amended, shall remain in full force and effect.

                SECTION 2. Each reference in the Indenture, or in this supplemental indenture, to any article, section, term or provision of the Indenture shall mean and be deemed to refer to such article, section, term or provision of the Indenture, as hereby amended, except where the context otherwise indicates.

                SECTION 3. All the covenants, provisions, stipulations and agreements in this supplemental indenture contained are and shall be for the sole and exclusive benefit of the parties hereto, their successors and assigns, and of the holders and Registered Owners from time to time of the bonds of Senior Notes Series BB and of the coupons issued and outstanding from time to time under and secured by the Indenture, as hereby amended, and the Senior Note Trustee, for the benefit of the holder or holders of the Senior Notes.

                This supplemental indenture has been executed in a number of identical counterparts, each of which so executed shall be deemed to be an original.

                At the time of the execution of this supplemental indenture, the aggregate principal amount of all indebtedness of the Company outstanding, or to be presently outstanding, under and secured by the Indenture, as hereby amended, is $438,000,000, evidenced by First Mortgage Bonds of the series listed below, issued by the Company under said Indenture and now outstanding or to be presently issued by it under said Indenture, as follows:



                                                                                                 Principal
        Series              Interest Rate (%)               Maturity Date                        Amount ($)
        ------              -----------------               -------------                      ---------
           X                    7-1/2                    July 1, 2007                            50,000,000
           Y                    6-3/4                    September 15, 2002                      23,000,000
           Z                    6-3/8                    April 1, 2003                           40,000,000
        1995-1                  6.49                     June 1, 2005                            20,000,000
        1997-1                  6.89                     September 15, 2001                       5,000,000
        1997-1                  6.94                     March 15, 2002                           5,000,000




        1997-1                  6.96                     September 15, 2002                       5,000,000
        1997-1                  6.99                     March 15, 2003                           5,000,000
        1997-2                  7.05                     June 1, 2006                            20,000,000
        1997-2                  7.61                     June 1, 2017                            40,000,000
Senior Notes AA-1               5.375                    December 15, 2008                       15,000,000
   Senior Notes AA-2            6.125%                   December 15, 2028                       60,000,000
Senior Notes BB                 6.625%                   June 15, 2011                          150,000,000   (a)
                                                                                                -----------
                                   TOTAL........                                               $438,000,000

(a)  To be presently issued by the Company under said Indenture.

                IN WITNESS WHEREOF, said Central Illinois Public Service Company has caused this instrument to be executed in its corporate name by its President or a Vice President and its corporate seal or a facsimile thereof to be hereunto affixed and to be attested by its Secretary or an Assistant Secretary, and said U.S. Bank Trust National Association, for the purpose of entering into and joining with the Company in the execution of this supplemental indenture, has caused this instrument to be executed in its corporate name by one of its Assistant Vice Presidents and its corporate seal to be hereunto affixed and to be attested by one of its Vice Presidents, and said Patrick J. Crowley, for the purpose of entering into and joining with the Company in the execution of this supplemental indenture, has signed and sealed this instrument; all as of the day and year first above written.

                                CENTRAL ILLINOIS PUBLIC SERVICE COMPANY



                                   By   /s/ G. W. Moorman
                                    -------------------------------------------
                                            G.W. Moorman
                                            Vice President
(CORPORATE SEAL)

ATTEST:
  /s/ J.A. Tisckos
  ----------------------
      J.A. Tisckos
      Assistant Secretary
                                    U.S. BANK TRUST NATIONAL ASSOCIATION



                                    By    /s/ Amy S. Roberts
                                     -------------------------------------------
                                              Amy S. Roberts
                                              Vice President
 (CORPORATE SEAL)

ATTEST:
  /s/ Patricia V. Marshall
  -------------------------
      Patricia V. Marshall
      Assistant Secretary
                                          /s/ Patrick J. Crowley       (SEAL)
                                     -------------------------------------------
                                              Patrick J. Crowley

STATE OF ILLINOIS        )
                         )       ss
COUNTY OF SANGAMON       )


                I, Janet K. Cooper, a Notary Public in and for said County in the State aforesaid, do hereby certify that G.W. Moorman, Vice President of CENTRAL ILLINOIS PUBLIC SERVICE COMPANY, a corporation organized and existing under the laws of the State of Illinois, and J.A. Tisckos, Assistant Secretary of said corporation, who are both personally known to me to be the same persons whose names are subscribed to the foregoing instrument as such officers, respectively, of said corporation, and who are both personally known to me to be such officers, appeared before me this day in person and severally acknowledged that they signed, sealed and delivered said instrument as their free and voluntary act as such officers, and as the free and voluntary act of said corporation, for the uses and purposes therein set forth.

                Given under my hand and official seal this 8th day of June, 2001.

                                                    /s/ Janet K. Cooper
                                                  -------------------------
                                                         Notary Public

(NOTARIAL SEAL)

STATE OF NEW YORK        )
                         )        ss
COUNTY OF NEW YORK       )


                I, Doris Ware, a Notary Public in and for Richmond County in the State aforesaid, do hereby certify that:

                (a) Amy S. Roberts, a Vice President of U.S. BANK TRUST NATIONAL ASSOCIATION, a national banking association, and Patricia V. Marshall, an Assistant Secretary of said association, who are both personally known to me to be the same persons whose names are subscribed to the foregoing instrument as such officers, respectively, of said association, and who are both personally known to me to be such officers, appeared before me this day in person and severally acknowledged that they signed, sealed and delivered said instrument as their free and voluntary act as such officers, and as the free and voluntary act of said association, for the uses and purposes therein set forth; and

                (b) Patrick J. Crowley, personally known to me to be the same person whose name is subscribed to the foregoing instrument, appeared before me this day in person and acknowledged that he signed, sealed and delivered said instrument as his free and voluntary act, for the uses and purposes therein set forth.

                Given under my hand and official seal this 7th day of June, 2001.

                                                /s/ Doris Ware
                                               -----------------------
                                                    Doris Ware
                                                   Notary Public
(NOTARIAL SEAL)

                                   Schedule A

                TO THE SUPPLEMENTAL INDENTURE DATED JUNE 1, 2001
                  OF CENTRAL ILLINOIS PUBLIC SERVICE COMPANY TO
                    U.S. BANK TRUST NATIONAL ASSOCIATION AND
                         PATRICK J. CROWLEY AS TRUSTEES

The properties of the Company acquired through construction, purchase, consolidation or merger or otherwise subsequent to September 30, 1998 and prior to April 1, 2001 referred to in the foregoing Supplemental Indenture, located in the counties of Adams, Christian, Coles, Effingham, Ford, Franklin, Fulton, Jackson, Jersey, Macon, Mason, McDonough, Menard, Peoria, Perry, Pike, Richland, Shelby, Vermilion, and Williamson in the State of Illinois as described as follows:

FIRST. The following described electric transmission line of the Company on single steel poles, located in the State of Illinois:

                        From             To
--------------------------------------------------------------------------------
    Location          County         Location                County         KV
---------------------------------------------------------   ---------     ------
Gibson City           Ford        Gibson City Power Plant     Ford         138
South Substation                  (owned by AmerenEnergy
                                  Generating Company)

SECOND. The following described (a) gas distribution mains, and (b) one gas distribution system, of the Company located in the State of Illinois, as follows:
                                (a) Gas distribution mains:


                     Location
------------------------------------------------                 Approximate
          Community                   County                   length in feet
----------------------        ------------------             ------------------
Athens                                Menard                        11,901
Benton                                Franklin                       4,383
Canton                                Fulton                        32,928
Carbondale                            Jackson                       18,773
Carterville                           Williamson                     3,150
Charleston                            Coles                         10,500
Collison                              Vermilion                      9,841
DuQuoin                               Perry                          4,869
Effingham                             Effingham                     22,240
Glasford                              Peoria                         5,055
Griggsville                           Pike                           2,650
Havana                                Mason                          3,934
Heartville                            Effingham                     15,287
Herrin                                Williamson                    16,172

                     Location
------------------------------------------------                 Approximate
          Community                   County                   length in feet
----------------------        ------------------             ------------------

Jerseyville                           Jersey                         3,179
Macomb                                McDonough                      4,519
Macon                                 Macon                          4,461
Marion                                Williamson                    11,960
Mattoon                               Coles                         26,479
Milton                                Pike                           3,568
Murphysboro                           Jackson                       11,556
Petersburg                            Menard                         9,299
Quincy                                Adams                         60,941
Sesser                                Franklin                       6,061
Shelbyville                           Shelby                         3,716
Taylorville                           Christian                      3,903
Topeka                                Mason                          8,300
West Frankfort                        Franklin                      10,582



--------------------------------------------------------------------------------

                         (b) Gas distribution system:

                             Location
        ----------------------------------------------------
          Community                                 County
        -------------                           ------------
          Collison                                  Vermilion


THIRD. The following described real estate situated in Richland County, Illinois (Property Index Number: 1-06-34-350-082; Common Street Address: 506 N. Camp, Olney, IL):

That portion of Grantor's property, formerly being a part of Illinois Central Railroad Company's Newton, Illinois to Evansville, Indiana Branch Line right of way, being 50 feet wide on the Westerly side and varying in width on the Easterly side of said Railroad Company's Main Track centerline, located upon, over and across the Northeast Quarter of the Southwest Quarter of Section 34, Township 4 North, Range 10 East of the Third Principal Meridian, Richland County, Illinois, bounded on the North by the North line of said Northeast Quarter of the Southwest Quarter and bounded on the South by a line parallel with and 260 feet normally distant North of the North line of Locust Street in the City of Olney, Richland County, Illinois.

Hereinabove described property is also bounded on the South by the North line of property conveyed to John D. Hurn & Son, Inc., by deed dated March 10, 1997.

FOURTH. The following described real estate situated in Jackson County, Illinois (Property Index Number: 15-16-460-008; Common Street Address: No address has been assigned.):

All that portion of the Illinois Central Railroad Company's (formerly Illinois Central Gulf Railroad Company) 200 foot wide Station Ground property at Carbondale, Illinois, located on Grantor's Chicago to Cairo, Illinois Main Line right of way in the Southwest Quarter of the

Southeast  Quarter of Section  16,  Township 9 South,  Range 1 West of the Third
Principal Meridian, in the City of Carbondale, Jackson County, Illinois, described as follows:

Commencing at the Southeast corner of Lot 173 in Carbough's Subdivision as per the recorded plat thereof, said point also being the intersection of the North right of way line of Oak Street and the Westerly right of way line of said Railroad Company's Station Ground property;

Thence Northerly along the last said Westerly right of way line, also being along the Easterly line of Lots 173 through 179 in said Carbough's Subdivision, Lots 340 through 343 in McCulloch's Subdivision, as per the recorded plat thereof, and Lots 219 through 223 in John Dougherty's Subdivision, as per the recorded plat thereof, a distance of 710 feet, more or less, to the Southeast corner of Lot 218 in the said John Dougherty's Subdivision, and the POINT OF BEGINNING for this description:

Thence Easterly at right angles to the last described course a distance of 60 feet, more or less, to a point on a line parallel with and 25 feet normally distant Westerly from the said Railroad Company's Southbound Main Tract centerline;

Thence Northerly along the last said parallel line a distance of 379.5 feet, more or less, to its intersection with the Easterly extension of the North line of Lot 213 in the aforesaid John Dougherty's Subdivision;

Thence Westerly along the said Easterly extension of the North line of said Lot 213 a distance of 60 feet, more or less, to the Northeast corner of said Lot 213 in John Dougherty's Subdivision and a point in the Westerly right of way line of said Railroad Company's Station Ground property;

Thence Southerly along said Westerly right of way line, also being the Easterly line of said Lots 213 through 218 in the said John Dougherty's Subdivision, a distance of 379.5 feet, more or less, to the point of beginning. Containing 22,770 square feet, more or less.

                                                                  Exhibit 12
                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                     AND PREFERRED STOCK DIVIDEND REQUIREMENTS



                                                                                                  12 Months
                                                                                                    Ended
                                            Year Ended December 31,                               June 30,
                                        ---------------------------------------------------------------------

                                          1996        1997       1998       1999       2000         2001

                                        Thousands of Dollars Except Ratios

Net Income                                $77,393    $38,620    $80,147    $53,980    $79,362        $53,940
Add- Extraordinary items net of tax             -     24,853          -          -          -              -
                                        ----------   --------   --------   --------   --------   ------------
Net income from continuing operations      77,393     63,473     80,147     53,980     79,362         53,940

   Taxes based on income                   47,286     33,922     45,412     30,763     43,661         29,592
                                        ----------   --------   --------   --------   --------   ------------

Net income before income taxes            124,679     97,395    125,559     84,743    123,023         83,532
                                        ----------   --------   --------   --------   --------   ------------



Add- fixed charges:
 Interest on long term debt                31,409     32,271     37,260     38,223     28,935         28,861
 Other interest                             4,636      2,875      1,647      3,373      8,497          8,839
 Amortization of net debt premium,
  discount, expenses and losses             1,709      1,643      1,132      1,139      2,880          2,795

                                        ----------   --------   --------   --------   --------   ------------
Total fixed charges                        37,754     36,789     40,039     42,735     40,312         40,495
                                        ----------   --------   --------   --------   --------   ------------

Earnings available for fixed charges      162,433    134,184    165,598    127,478    163,335        124,027
                                        ==========   ========   ========   ========   ========   ============

Ratio of earnings to fixed charges           4.30       3.64       4.13       2.98       4.05           3.06
                                        ==========   ========   ========   ========   ========   ============


Earnings required for preferred dividends:
   Preferred stock dividends                3,721      3,715      3,745      3,833      3,882          3,928
   Adjustment to pre-tax basis              2,273      1,985      2,122      2,185      2,135          2,156
                                        ----------   --------   --------   --------   --------   ------------
                                            5,994      5,700      5,867      6,018      6,017          6,084

Fixed charges plus preferred stock dividend
    requirements                           43,748     42,489     45,906     48,753     46,329         46,579
                                        ==========   ========   ========   ========   ========   ============

Ratio of earnings to fixed charges plus
    preferred stock dividend requirements    3.71       3.15       3.60       2.61       3.52           2.66
                                        ==========   ========   ========   ========   ========   ============
