Form 10-Q
period 2001-09-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2001-11-14
CIK 18654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30, 2001

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


Shares outstanding of each of registrant's classes of common stock as of November 13, 2001: Common Stock, no par value, held by Ameren Corporation (parent company of Registrant) - 25,452,373

                     Central Illinois Public Service Company

                                      Index

                                                                      Page No.

Part I      Financial Information

            Item 1.  Financial Statements (Unaudited)

                Balance Sheet
                - September 30, 2001 and December 31, 2000                10

                Statement of Income
                - Three months, nine months and 12 months ended
                September 30, 2001 and 2000                               11

                Statement of Cash Flows
                - Nine months ended September 30, 2001 and 2000           12

                Notes to Financial Statements                             13

            Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  2

            Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                              8


Part II     Other Information

            Item 5.  Other Information                                    17

            Item 6.  Exhibits and Reports on Form 8-K                     17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

The unaudited financial statements of Central Illinois Public Service Company (AmerenCIPS or the Registrant) appear on pages 10 through 16 of this report.

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

On May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of AmerenEnergy Resources Company (Resources Company), which is a wholly owned subsidiary of Ameren (the Transfer). Discussion below under Results of Operations reflects that as a result of the Transfer, from May 1, 2000, the Registrant's operating revenues will only include revenues derived from its traditional transmission and distribution operations, and those revenues it receives from its native load customers, or new customers allowed choice of an electric supplier under state law. Sales under certain wholesale contracts and interchange sales will no longer be reflected in operating revenues of the Registrant. Instead, those revenues will be recorded at Resources Company. The Registrant's operating expenses will only include those expenses it incurs under its traditional transmission and distribution operations, and for purchased power under an electric power supply agreement with Resources Company's newly created marketing subsidiary, AmerenEnergy Marketing Company (Marketing Company) (the Power Supply Agreement). The Registrant also has a 20 percent interest in Electric Energy, Inc. (EEI). EEI owns and/or operates electric generating and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. The Registrant continues to buy 20% of the excess generating output of EEI and sells this output as interchange sales.

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

RESULTS OF OPERATIONS

Earnings
Third quarter 2001 earnings of $24 million decreased $6 million from 2000's third quarter earnings. Earnings for the nine months ended September 30, 2001 decreased $32 million from the year-ago period to $43 million. Earnings for the 12 months ended September 30, 2001 were $44 million, a $6 million decrease from the preceding 12-month period.

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

The significant items affecting revenues, costs and earnings during the three-month, nine-month and 12-month periods ended September 30, 2001 and 2000 are detailed below.

Electric Operations

Electric Operating Revenues                Variations for periods ended September 30, 2001
                                               from comparable prior-year periods
-----------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                            Three Months              Nine Months              Twelve Months
                                                 ------------              -----------              -------------
-----------------------------------------------------------------------------------------------------------------------

Credits to customers                             $    --                  $  --                     $ (8)
Effect of abnormal weather                             6                     15                       21
Growth and other                                       9                     (6)                     (12)
Interchange sales                                     (2)                   (49)                     (72)
-----------------------------------------------------------------------------------------------------------------------
                                                 $    13                  $ (40)                    $(71)
-----------------------------------------------------------------------------------------------------------------------

Electric revenues for the three months ended September 30, 2001, increased $13 million compared to the prior three- month period primarily due to an increase in retail sales partially offset by a decrease in interchange sales which are now being recorded at Resources Company as a result of the Transfer. In addition, sales under certain wholesale contracts are no longer being included in the Registrant's operating revenues as a result of the Transfer.

Electric revenues for the nine months ended September 30, 2001, decreased $40 million compared to the prior nine-month period primarily due to a decrease in interchange sales, which are now being recorded at Resources Company as a result of the Transfer. In addition, sales under certain wholesale contracts are no longer being included in the Registrant's operating revenues as a result of the Transfer. The decreases in interchange and wholesale sales were partially offset by increases in residential and commercial sales of 3 percent and 10 percent, respectively, primarily due to warmer weather, and an increase in industrial sales of 49 percent due to a new industrial customer contract that became effective in August 2000.

Electric revenues for the 12 months ended September 30, 2001 decreased $71 million, compared to the same prior year period, primarily due to decreases in interchange sales as a result of the Transfer. In addition, sales under certain wholesale contracts are no longer being included in the Registrant's operating revenues as a result of the Transfer. Decreases in interchange and wholesale sales were partially offset by increases in weather-sensitive residential and commercial sales of 7 percent and 11 percent, respectively, and an increase in industrial sales of 52 percent due to a new industrial customer contract that became effective in August 2000.

Fuel and Purchased Power               Variations for periods ended September 30, 2001
                                              from comparable prior-year periods
----------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)                           Three Months            Nine Months              Twelve Months
                                                ------------            -----------              -------------
----------------------------------------------------------------------------------------------------------------------
Fuel:
    Generation                                    $    -                  $ (57)                   $ (97)
    Price                                              -                      -                        1
    Generation efficiencies and other                 11                     10                       10
    Coal contract termination payments                 -                      -                      (52)
Purchased power                                        8                    115                      202
---------------------------------------------------------------------------------------------------------------------
                                                   $  19                  $  68                    $  64
---------------------------------------------------------------------------------------------------------------------

Fuel and purchased power costs for the three and nine months ended September 30, 2001 increased $19 million and $68 million, respectively, compared to the prior year periods, primarily as a result of increased purchased power under provisions of the Power Supply Agreement, partially offset by decreased generation resulting from the Transfer.

The $64 million increase in fuel and purchased power costs for the 12 months ended September 30, 2001 compared to the prior-year period was primarily the result of increased purchased power under the provisions of the Power Supply Agreement, partially offset by decreased generation resulting from the Transfer.

Gas Operations
Gas revenues for the three-months ended September 30, 2001, decreased $3 million compared to the same period in the prior year primarily due to lower gas costs recovered through the purchased gas adjustment clause. Gas revenues for the nine-month and 12-month periods ended September 30, 2001 increased $30 million and $66 million, respectively, compared to the same year-ago periods primarily due higher gas costs recovered through the Registrant's purchased gas adjustment clause, partially offset by lower retail sales.

Gas costs for the nine month and 12-month periods ended September 30, 2001, increased $34 million and $67 million, respectively, compared to the year-ago periods primarily due to higher gas prices, partially offset by lower retail sales.

Other Operating Expenses
Other operating expenses consist primarily of wages, employee benefits, professional services and expenses associated with support services provided by Ameren Services. Other operating expense variations reflected recurring factors such as growth, inflation, labor and employee benefit costs and the Transfer.

Other operations expenses increased $6 million for the three months ended September 30, 2001 compared to the same year-ago period primarily due to increases in employee benefits costs resulting from changes in actuarial assumptions as well as a decrease in prior year expenses related to a coal tar environmental remediation. Other operations expenses decreased $8 million for the nine months ended September 30, 2001, compared to the same year-ago period primarily due to lower labor costs resulting from the Transfer, partially offset by an increase in employee benefits costs resulting from changes in actuarial assumptions and investment performance of employee benefit plans' assets. Other operations expenses decreased $22 million for the 12 months ended September 30, 2001, compared to the same year-ago period, primarily due to lower labor costs resulting from the Transfer, partially offset by the charge in the fourth quarter of 2000 for withdrawal from the Midwest ISO (see discussion below under "Electric Industry Restructuring" for further information) and the increase in employee benefits costs noted above.

Support services provided by Ameren Services are based on actual costs incurred. For each of the three months ended September 30, 2001 and 2000, other operating expenses provided by Ameren Services totaled $13 million and $10 million, respectively. For each of the nine months ended September 30, 2001 and 2000, support services provided by Ameren Services totaled $41 million. For each of the 12 months ended September 30, 2001 and 2000, support services provided by Ameren Services totaled $51 million and $57 million, respectively.

Maintenance expenses for the three months ended September 30, 2001 were comparable to the three months ended September 30, 2000. Maintenance expenses for the nine months and 12 months ended September 30, 2001 decreased $14 million and $42 million, respectively, from the comparable year-ago periods primarily due to decreased power plant maintenance resulting from the Transfer.

Depreciation and amortization expenses for the three months ended September 30, 2001 were comparable to the three months ended September 30, 2000. Depreciation and amortization expenses decreased $12 million and $21 million for the nine months and 12 months ended September 30, 2001, respectively, compared to the same year-ago periods due to the decreased depreciable property resulting from the Transfer.

Taxes
Income taxes for the three months, nine months and 12 months ended September 30, 2001, decreased $7 million, $21 million and $12 million, respectively, primarily due to lower pretax income.

Other taxes for the three months ended September 30, 2001 were comparable to the three months ended September 30, 2000. Other taxes for the nine months and 12 months ended September 30, 2001 decreased $11 million in each period primarily due to lower property taxes and payroll taxes as a result of the Transfer.

Other Income and Deductions
For the three, nine and 12 months ended September 30, 2001, miscellaneous net increased $1 million, $13 million and $23 million, respectively, compared to the same year-ago periods, primarily due to interest income earned on the subordinated promissory note receivable from Generating Company as part of the Transfer. See "Electric Industry Restructuring" and Note 1 under Notes to Financial Statements for further discussion of the promissory note.

Balance Sheet
The $27 million decrease in trade accounts receivable was due primarily to lower gas revenues in August and September 2001, compared to November and December 2000.

The $40 million reduction in intercompany notes receivable is the result of a payment received from Generating Company as part of the debt service on the subordinated promissory note. See "Electric Industry Restructuring" below for further discussion.

The $13 million increase in fossil fuel is primarily due to lower gas inventory in November and December 2000 resulting from increased gas usage due to cold weather and an increase in gas inventory in September 2001 in preparation for the winter season.

Changes in taxes accrued, and other accounts and notes receivable resulted from the timing of various payments to taxing authorities and receipts from customers. The $194 million reduction in intercompany notes payable was due to the repayment of funds borrowed from the regulated money pool (see Note 2 under Notes to Financial Statements for further discussion) and the repayment of funds owed to Generating Company as a result of the Transfer.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $81 million for the nine months ended September 30, 2001, compared to $139 million during the same 2000 period.

Cash flows provided by investing activities totaled $6 million for the nine months ended September 30, 2001 and cash flows used in investing activities totaled $31 million for the nine months ended September 30, 2000. Construction expenditures for the nine months ended September 30, 2001, for constructing new or improving existing facilities, were $34 million. The $40 million change in intercompany notes receivable represents payment received from Generating Company as part of the debt service on the subordinated promissory note (see "Electric Industry Restructuring" below for further discussion).

Cash flows used in financing activities totaled $92 million for the nine months ended September 30, 2001, compared to $100 million during the same 2000 period. The Registrant's principal financing activities for the nine months included the issuance of long-term debt and the payment of intercompany notes payable, partially offset by the redemption of long-term debt.

The Registrant plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Registrant is authorized by the Securities and Exchange Commission (SEC) under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of bank loans (maturities generally on an overnight basis) and commercial paper (maturities generally within 1 to 45 days). At September 30, 2001, the Registrant had committed bank lines of credit aggregating $25 million (all of which was unused and available at such date) which make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At September 30, 2001, the Registrant had no outstanding short-term borrowings.

Also, the Registrant has the ability to borrow up to approximately $899 million from Ameren or from two of Ameren's other subsidiaries, Union Electric Company (AmerenUE) and Ameren Services, through a regulated money pool agreement. The total amount available to the Registrant at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenUE or Ameren Services, but increased to the extent AmerenUE or Ameren Services have surplus funds and the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Registrant, AmerenUE and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the three months and nine months ended September 30, 2001, the average interest rate for the regulated money pool was 3.67 percent and 4.51 percent, respectively. At September 30, 2001, the Registrant had $29 million of intercompany borrowings outstanding and $399 million available through the regulated money pool subject to reduction for borrowings by AmerenUE or Ameren Services.

In April 2001, the Registrant filed with the SEC a shelf registration statement on Form S-3 authorizing the offering from time to time of senior notes in one or more series with an offering price not to exceed $250 million. The SEC declared the registration statement effective in May 2001. In June 2001, the Registrant issued $150 million of the senior notes with an interest rate of 6.625 percent due June 2011. The proceeds of these senior notes were used to repay short-term debt borrowed through the regulated money pool and first mortgage bonds which matured in June 2001.

During the course of Ameren's resource planning, several alternatives are being considered to satisfy anticipated regulatory load requirements for 2001 and beyond for the Registrant, AmerenUE and Resources Company. AmerenUE purchased 50 megawatts of capacity and energy during the third quarter of 2001 and is considering proposals for purchases of up to 500 megawatts of capacity and energy, for the summer of 2002 and beyond, among other things. At this time, management is unable to predict which course of action it will pursue to satisfy these requirements and their ultimate impact on the Registrant's financial position, results of operations or liquidity.

The Registrant, in the ordinary course of business, explores opportunities to reduce its costs in order to remain competitive in the marketplace. An area where the Registrant focuses its review includes, but is not limited to, labor costs. In the labor area, over the past two years, the Registrant has reached agreements with all of the its major collective bargaining units which will permit the Registrant to manage its labor costs and practices effectively in the future. The Registrant also explores alternatives to effectively manage the size of its workforce. These alternatives include utilizing hiring freezes, outsourcing and offering employee separation packages.

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

One of the major provisions of the Law is the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The remaining commercial and industrial customers were offered choice on December 31, 2000. Commercial and industrial customers represent approximately 45 percent of the Registrant's total sales. As of September 30, 2001, the impact of retail direct access on the Registrant's financial condition, results of operations and liquidity was immaterial. Retail direct access will be offered to residential customers on May 1, 2002.

The Transfer
In conjunction with another provision of the Law, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to Generating Company in exchange for a subordinated promissory note from Generating Company in the principal amount of $552 million (the Transfer). The promissory note has a term of five years and bears interest at 7 percent based on a 10-year amortization. Debt service during the term of the subordinated promissory note is payable solely from "available cash," defined as cash available after payment of all operating and maintenance expenses, senior debt service, capital expenditures, taxes and reasonable reserves for working capital and other corporate purposes as determined by Generating Company in its discretion. Any installment payment amount that is not paid when due because of the available cash limitation will be payable when available cash becomes sufficient to permit the payment, or else carried forward to maturity. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45 percent of the Registrant's employees were transferred to Generating Company as a part of the transaction.

In conjunction with the Transfer, an electric power supply agreement was entered into between Generating Company and a newly created nonregulated affiliate, Marketing Company, also a wholly owned subsidiary of Resources Company. In addition, Marketing Company entered into the Power Supply Agreement with the Registrant to supply it sufficient energy and capacity to meet its obligations as a public utility through December 31, 2004. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Registrant for resale to native load customers at rates specified by the Illinois Commerce Commission (ICC) (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under state law at market based prices. In turn, the Registrant will bill these customers at rates which approximate the costs the Registrant incurs for its capacity and energy supplied by Marketing Company. For the three-month, nine-month and 12-month periods ended September 30, 2001, $117 million, $318 million and $418 million, respectively, of the Registrant's power was purchased through the Power Supply Agreement.

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

In addition, as a result of the Transfer, the Registrant incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At September 30, 2001, the Registrant's deferred tax liability and intercompany tax receivable was $199 million.

Midwest ISO and Alliance RTO
In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest ISO and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $8 million ($5 million after taxes), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. During first quarter 2001, the Federal Energy Regulatory Commission (FERC) conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. Also in the first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. In the second quarter of 2001, this settlement agreement was approved by the FERC. Additional regulatory approvals of the SEC, FERC and the ICC may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational within 90-120 days after the FERC's approval. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operations or liquidity.

ACCOUNTING MATTERS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to record the assets and liabilities of the acquired enterprise at fair market value rather than historical cost. It prohibits use of the pooling-of-interests method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001, or transactions completed using the purchase method after June 30, 2001. SFAS 142 requires goodwill recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 141 and SFAS 142 are not expected to have a material effect on the Registrant's financial position, results of operations or liquidity upon adoption. At this time, the Registrant is assessing the impact of SFAS 143 on its financial position, results of operations or liquidity upon adoption.

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

If interest rates increase one percentage point in 2002 as compared to 2001, the Registrant's interest expense would increase by approximately $2 million and net income would decrease by approximately $1 million. This amount has been determined using the assumptions that the Registrant's outstanding variable-rate debt, commercial paper and auction-rate preferred stock, as of September 30, 2001, continued to be outstanding throughout 2002, and that the average interest rates for these instruments increased one percentage point over 2001. The estimate does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Registrant's financial structure.

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

SAFE HARBOR STATEMENT

Statements made in this Form 10-Q which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Registrant is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Registrant of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Registrant's business at both the state and federal levels; the effects of withdrawal from the Midwest ISO and membership in the Alliance RTO; future market prices for purchased power, electricity and natural gas, including the use of financial instruments; average rates for electricity in the Midwest; business and economic conditions; the impact of the adoption of new accounting standards; interest rates; weather conditions; fuel availability; the impact of current environmental regulations on utilities; monetary and fiscal policies; future wages and employee benefits costs; and legal and administrative proceedings.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                                    UNAUDITED
                      (Thousands of Dollars, Except Shares)


                                                September 30,   December 31,
ASSETS                                              2001           2000
------                                          -------------   ------------
Property and plant, at original cost:
   Electric                                        $1,208,590   $1,195,418
   Gas                                                281,933      273,573
                                                   ----------   ----------
                                                    1,490,523    1,468,991
   Less accumulated depreciation and amortization     683,632      654,897
                                                   ----------   ----------

                                                      806,891      814,094
Construction work in progress                          10,759        6,558
                                                   ----------   ----------
         Total property and plant, net                817,650      820,652
                                                   ----------   ----------
Investments and other assets:
   Intercompany notes receivable                      468,981      511,701
   Intercompany tax receivable                        184,004      194,975
   Other assets                                        17,996       17,085
                                                   ----------   ----------
         Total investments and other assets           670,981      723,761
                                                   ----------   ----------
Current assets:
   Cash and cash equivalents                           25,393       29,801
   Accounts receivable - trade (less allowance
         for doubtful accounts of $1,470 and          133,509      160,996
         $1,777, respectively)
   Other accounts and notes receivable                 41,166       25,035
   Intercompany notes receivable                       42,720       39,925
   Intercompany tax receivable                         14,927       15,809

   Materials and supplies, at average cost -
      Fossil fuel                                      36,049       22,560
      Other                                            10,256        9,821
   Other                                                5,707        6,240
                                                   ----------   ----------
         Total current assets                         309,727      310,187
                                                   ----------   ----------
   Regulatory assets                                   15,328       12,541
                                                   ----------   ----------
Total Assets                                       $1,813,686   $1,867,141
                                                   ==========   ==========

CAPITAL AND LIABILITIES
Capitalization:
   Common stock, no par value, 45,000,000 shares
     authorized - 25,452,373 shares outstanding    $  120,033   $  120,033
   Retained earnings                                  445,453      435,211
                                                   ----------   ----------
         Total common stockholder's equity            565,486      555,244
   Preferred stock not subject to mandatory            80,000       80,000
         redemption
   Long-term debt                                     579,015      463,174
                                                   ----------   ----------
        Total capitalization                        1,224,501    1,098,418
                                                   ----------   ----------
Current liabilities:
   Current maturity of long-term debt                  33,000       30,000
   Intercompany notes payable                          29,255      223,320
   Accounts and wages payable                         106,973      106,739
   Accumulated deferred income taxes                   19,657       19,639
   Taxes accrued                                       36,164       13,899
   Other                                               35,886       33,448
                                                   ----------   ----------
         Total current liabilities                    260,935      427,045
                                                   ----------   ----------
Accumulated deferred income taxes                     258,452      273,505
Accumulated deferred investment tax credits            12,170       12,965
Regulatory liability                                   35,341       34,898
Other deferred credits and liabilities                 22,287       20,310
                                                   ----------   ----------
Total Capital and Liabilities                      $1,813,686   $1,867,141
                                                   ==========   ==========

See Notes to Financial Statements.


                    CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                             (Thousands of Dollars)


                                                Three Months Ended       Nine Months Ended      Twelve Months Ended
                                                  September 30,             September 30,          September 30,
                                                ------------------       -----------------      -------------------
                                                 2001         2000         2001        2000        2001         2000
                                                 ----         ----         ----        ----        ----         ----

 OPERATING REVENUES:
    Electric                                  $ 210,353    $ 197,405   $ 529,455    $ 569,239   $ 677,343    $ 748,736
    Gas                                          18,808       21,843     130,603      100,455     206,919      141,102
    Other                                           106         --           300         --           300         --
                                              ---------    ---------   ---------    ---------   ---------    ---------
 Total operating revenues                       229,267      219,248     660,358      669,694     884,562      889,838

 OPERATING EXPENSES:
    Operations
       Fuel and purchased power                 123,354      104,560     336,019      268,318     438,135      374,222
       Gas                                        9,283       10,081      88,221       54,241     144,315       77,267
       Other                                     32,551       26,505      90,304       97,951     125,910      147,650
                                              ---------    ----------  ---------    ---------   ---------    ----------
                                                165,188      141,146     514,544      420,510     708,360      599,139
    Maintenance                                   7,767        7,494      21,096       35,547      30,012       71,820
    Depreciation and amortization                12,310       12,221      36,440       48,807      48,717       70,084
    Income taxes                                 13,967       21,044      26,047       47,165      22,462       34,558
    Other taxes                                   6,057        6,349      17,934       28,752      27,814       39,144
                                              ---------    ---------   ---------    ---------   ---------    ---------
       Total operating expenses                 205,289      188,254     616,061      580,781     837,365      814,745

 OPERATING INCOME                                23,978       30,994      44,297       88,913      47,197       75,093

 OTHER INCOME AND (DEDUCTIONS):
    Miscellaneous, net                           11,119       10,172      31,011       17,988      40,903       18,404
                                              ---------    ---------   ---------    ---------   ---------    ---------
        Total other income and (deductions)      11,119       10,172      31,011       17,988      40,903       18,404

 INCOME BEFORE
    INTEREST CHARGES                             35,097       41,166      75,308      106,901      88,100       93,497

 INTEREST CHARGES:
    Interest                                      9,889        9,391      29,418       28,738      41,249       39,568
    Allowance for borrowed funds used
       during construction                          (47)         (53)       (179)          99        (516)         163
                                              ---------    ---------   ---------    ---------   ----------   ---------
    Net interest charges                          9,842        9,338      29,239       28,837      40,733       39,731

NET INCOME                                       25,255       31,828      46,069       78,064      47,367       53,766

PREFERRED STOCK DIVIDENDS                           902        1,027       2,778        2,857       3,803        3,848
                                              ---------    ---------   ---------    ---------   ---------    ---------

NET INCOME AFTER PREFERRED
   STOCK DIVIDENDS                            $  24,353    $  30,801   $  43,291    $  75,207   $  43,564    $  49,918
                                              =========    =========   =========    =========   =========    =========

Notes to Financial Statements.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                             (Thousands of Dollars)


                                                          Nine Months Ended
                                                            September 30,
                                                         -------------------
                                                           2001         2000
                                                           ----         ----
Cash Flows From Operating:
   Net income                                          $  46,069    $  78,064
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     36,440       48,807
        Allowance for funds used during construction        (179)          99
        Deferred income taxes, net                       (14,532)       9,503
        Deferred investment tax credits, net                (795)         607
        Changes in assets and liabilities:
           Receivables, net                               11,356      (25,423)
           Materials and supplies                        (13,924)      (7,617)
           Accounts and wages payable                    (17,866)      84,403
           Taxes accrued                                  22,265       (1,465)
           Other, net                                     12,395      (47,711)
                                                       ---------    ---------
Net cash provided by operating activities                 81,229      139,267

Cash Flows From Investing:
   Construction
expenditures                                             (34,098)     (30,602)
   Allowance for funds used during construction              179          (99)
   Intercompany notes receivable                          39,925         --
                                                       ---------    ---------
Net cash provided by (used in) investing activities        6,006      (30,701)

Cash Flows From Financing:
   Dividends on common stock                             (14,800)     (54,171)
   Dividends on preferred stock                           (2,778)      (2,857)
   Redemptions -
      Long-term debt                                     (30,000)     (87,000)
      Intercompany notes payable                        (194,065)      (7,180)
   Issuances -
      Long-term debt                                     150,000       51,100
                                                       ---------    ---------
Net cash used in financing activities                    (91,643)    (100,108)
                                                       ---------    ---------

Net change in cash and cash equivalents                   (4,408)       8,458
Cash and cash equivalents at beginning of year            29,801       12,536
                                                       ---------    ---------
Cash and cash equivalents at end of period             $  25,393    $  20,994
                                                       =========    =========

Cash paid during the periods:
   Interest (net of amount capitalized)                $  25,372    $  30,619
   Income taxes, net                                   $  16,531    $  34,509




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

See Notes to Financial Statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2001


Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
Central Illinois Public Service Company (AmerenCIPS or the Registrant) is a subsidiary of Ameren Corporation (Ameren), a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren is the parent company of the following operating subsidiaries: the Registrant, Union Electric Company (AmerenUE), and AmerenEnergy Generating Company (Generating Company), a wholly owned subsidiary of AmerenEnergy Resources Company (Resources Company). Both Ameren and its subsidiaries are subject to the regulatory provisions of PUHCA. The Registrant is a public utility engaged principally in the transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the state of Illinois. Contracts among the Registrant and other Ameren subsidiaries--dealing with interconnecting transmission lines and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Registrant by a separate Ameren subsidiary, Ameren Services Company (Ameren Services). The Registrant serves 325,000 electric and 175,000 gas customers in a 20,000 square-mile region of central and southern Illinois. The Registrant also has a 20 percent interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and/or operates electric generating and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. The Registrant continues to buy 20% of the excess generating output of EEI and sells this output as interchange sales.

In conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 (the Law), on May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Registrant transferred its electric generating assets and liabilities, at historical net book value, to Generating Company in exchange for a promissory note from Generating Company in the principal amount of $552 million (the Transfer). The promissory note bears interest at 7 percent and has a term of five years payable based on a 10-year amortization. The transferred assets represent a generating capacity of approximately 2,900 megawatts. Approximately 45 percent of the Registrant's employees were transferred to Generating Company as a part of the transaction.

In conjunction with the Transfer, an electric power supply agreement was entered into between Generating Company and its newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly owned subsidiary of Resources Company. In addition, Marketing Company entered into an electric power supply agreement with the Registrant to supply it sufficient energy and capacity to meet its obligations as a public utility through December 31, 2004 (the Power Supply Agreement). A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Registrant for resale to native load customers at rates specified by the Illinois Commerce Commission (ICC) (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under state law at market based prices. In turn, the Registrant will bill these customers at rates which approximate the costs the Registrant incurs for its capacity and energy supplied by Marketing Company. For the three-month, nine-month and 12-month periods ended September 30, 2001, $117 million, $318 million and $418 million, respectively, of the Registrant's purchased power was derived under the Power Supply Agreement.

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

Factors Affecting Business
Due to the effect of weather on sales and other factors which are characteristic of public utility operations, financial results for the periods ended September 30, 2001 and 2000, are not necessarily indicative of trends for any three-month, nine-month or 12-month period.

Reclassifications
Certain reclassifications have been made to prior years' financial statements to conform with 2001 reporting.

Note 2 - Related Party Transactions

The Registrant has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales, including power purchases derived under the Power Supply Agreement between the Registrant and Marketing Company, and services received or rendered. Intercompany receivables included in other accounts and notes receivable were approximately $17 million and $8 million, respectively, as of September 30, 2001 and December 31, 2000. Intercompany payables included in accounts and wages payable totaled approximately $79 and $75 million, respectively, as of September 30, 2001 and December 31, 2000.

Other operating expenses consist primarily of wages, employee benefits, professional services and expenses associated with support services provided by Ameren Services. The support services provided by Ameren Services are based on actual costs incurred. For each of the three months ended September 30, 2001 and 2000, other operating expenses provided by Ameren Services totaled $13 million and $10 million, respectively. For each of the nine months ended September 30, 2001 and 2000, support services provided by Ameren Services totaled $41 million. For each of the 12 months ended September 30, 2001 and 2000, support services provided by Ameren Services totaled $51 million and $57 million, respectively.

In addition, the Registrant has the ability to borrow up to approximately $899 million from Ameren, AmerenUE or Ameren Services through a regulated money pool agreement. The total amount available to the Registrant at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenUE or Ameren Services, but increased to the extent AmerenUE or Ameren Services have surplus funds and the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Registrant, AmerenUE and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the three months and nine months ended September 30, 2001, the average interest rate for the regulated money pool was 3.67 percent and 4.51 percent, respectively. For each of the quarters ended September 30, 2001 and 2000, intercompany interest expense totaled approximately $.2 million and $2 million, respectively. For each of the nine-month periods ended September 30, 2001 and 2000, intercompany interest expense totaled approximately $4 million and $6 million, respectively. Intercompany interest expense totaled approximately $6 million and $7 million, respectively, for the 12 months ended September 30, 2001 and 2000. At September 30, 2001, the Registrant had $29 million of intercompany borrowings outstanding and $399 million available through the regulated money pool subject to reduction for borrowings by AmerenUE or Ameren Services.

In conjunction with the Transfer, the Registrant incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At September 30, 2001, the Registrant's deferred tax liability and intercompany tax receivable was $199 million.

The Registrant's intercompany note receivable from Generating Company related to the Transfer totaled approximately $469 million at September 30, 2001.
Intercompany interest income for the three months, nine months and 12 months ended September 30, 2001 totaled approximately $9 million, $28 million and $38 million, respectively.

Note 3 - Midwest ISO and Alliance RTO

In the fourth quarter of 2000, the Registrant announced its intention to withdraw from the Midwest Independent System Operator (Midwest ISO) and to join the Alliance Regional Transmission Organization (Alliance RTO), and recorded a pretax charge to earnings of $8 million ($5 million after taxes), which related to the Registrant's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. During first quarter 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO, and the Registrant announced that it had signed an agreement to join the Alliance RTO. Also in the first quarter 2001, in a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Registrant to withdraw from the Midwest ISO and to join the Alliance RTO. In the second quarter of 2001, this settlement agreement was approved by the FERC. Additional regulatory approvals of the SEC, FERC and the ICC may be required in connection with various transactions involving the Alliance RTO relating to its organization, capitalization and the possible transfer of transmission assets. Such approvals, if required, will be sought at the appropriate times. The Alliance RTO is expected to be operational within 90-120 days after the FERC's approval. At this time, the Registrant is unable to determine the impact that its withdrawal from the Midwest ISO and its participation in the Alliance RTO will have on its future financial condition, results of operations or liquidity.

Note 4 - Derivative Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" became effective on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. The intended use of the derivatives and their designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income in stockholder's equity. SFAS 133 did not have a material impact on the Registrant's financial position or results of operations upon adoption or during the three and nine months ended September 30, 2001.

Note 5 - Segment Information

Segment  information for the three-month,  nine-month and 12-month periods ended
September 30, 2001 and 2000 is as follows:

--------------------------------------------------------------------------------------
(in thousands)                           Electric       Gas        Other        Total
--------------------------------------------------------------------------------------

Three months ended September 30, 2001:
Revenues                                 $ 210,353   $  18,808   $     106   $ 229,267
Operating Income                            25,114      (1,242)        106      23,978
--------------------------------------------------------------------------------------

Three months ended September 30, 2000:
Revenues                                 $ 197,405   $  21,843          --   $ 219,248
Operating Income                            27,175       3,819          --      30,994
--------------------------------------------------------------------------------------

Nine months ended September 30, 2001:
Revenues                                 $ 529,455   $ 130,603   $     300   $ 660,358
Operating Income                            39,048       4,949         300      44,297
--------------------------------------------------------------------------------------

Nine months ended September 30, 2000:
Revenues                                 $ 569,239   $ 100,455          --   $ 669,694
Operating Income                            77,615      11,298          --      88,913
--------------------------------------------------------------------------------------

12 months ended September 30, 2001:
Revenues                                 $ 677,343   $ 206,919   $     300   $ 884,562
Operating Income                            38,468       8,429         300      47,197
--------------------------------------------------------------------------------------

12 months ended September 30, 2000:
Revenues                                 $ 747,686   $ 125,352          --   $ 895,433
Operating Income                           119,358       8,437          --     127,795
--------------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The following material organizational changes have been made to senior management by the Board of Directors of the Registrant:

     o Warner L. Baxter was elected Senior Vice President, Finance, effective August 30, 2001.

     o Jerre E. Birdsong was elected Vice President and Treasurer, effective October 12, 2001.

     o Martin J. Lyons was appointed Controller, effective October 22, 2001, replacing Warner L. Baxter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 12 - Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements, 12 months Ended September 30, 2001.

         (b)     Reports on Form 8-K. None.

         Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-4756.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CENTRAL ILLINOIS PUBLIC
                               SERVICE COMPANY
                                  (Registrant)


                             By      /s/ Warner L. Baxter
                                --------------------------------
                                         Warner L. Baxter
                                  Senior Vice President, Finance
                                   (Principal Financial Officer)


Date:   November 14, 2001

                                                                                                    Exhibit 12

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                    AND PREFERRED STOCK DIVIDEND REQUIREMENTS

                                                                                                     12 Months
                                                                                                       Ended
                                                 Year Ended December 31,                            September 30,
                                            ------------------------------------------------------------------------


                                                   1996       1997       1998       1999       2000       2001

                                              Thousands of Dollars Except Ratios

Net Income                                       $ 77,393   $ 38,620   $ 80,147   $ 53,980   $ 79,362   $ 47,367
Add- Extraordinary items net of tax                  --       24,853       --         --         --         --
                                                 --------   --------   --------   --------   --------   --------
Net income from continuing operations              77,393     63,473     80,147     53,980     79,362     47,367

   Taxes based on income                           47,286     33,922     45,412     30,763     43,661     23,752
                                                 --------   --------   --------   --------   --------   --------

Net income before income taxes                    124,679     97,395    125,559     84,743    123,023     71,119
                                                 --------   --------   --------   --------   --------   --------


Add- fixed charges:
   Interest on long term debt                      31,409     32,271     37,260     38,223     28,935     31,056
   Other interest                                   4,636      2,875      1,647      3,373      8,497      7,145
   Amortization of net debt premium, discount,
      expenses and losses                           1,709      1,643      1,132      1,139      2,880      2,790

                                                 --------   --------   --------   --------   --------   --------
Total fixed charges                                37,754     36,789     40,039     42,735     40,312     40,991
                                                 --------   --------   --------   --------   --------   -----

Earnings available for fixed charges              162,433    134,184    165,598    127,478    163,335    112,110
                                                 ========   ========   ========   ========   ========   ========


Ratio of earnings to fixed charges                   4.30       3.64       4.13       2.98       4.05       2.73
                                                 ========   ========   ========   ========   ========   ========

Earnings required for preferred dividends:
   Preferred stock dividends                        3,721      3,715      3,745      3,833      3,882      3,803
   Adjustment to pre-tax basis                      2,273      1,985      2,122      2,185      2,135      1,905
                                                 --------   --------   --------   --------   --------   --------
                                                    5,994      5,700      5,867      6,018      6,017      5,708

Fixed charges plus preferred stock dividend
    requirements                                   43,748     42,489     45,906     48,753     46,329     46,699
                                                 ========   ========   ========   ========   ========   ========

Ratio of earnings to fixed charges plus
    preferred stock dividend requirements            3.71       3.15       3.60       2.61       3.52       2.40
                                                 ========   ========   ========   ========   ========   ========

