Form 10-K405
period 2001-12-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2002-03-28
CIK 18654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the transition period from to .

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

                                 Title Of Class
                                 --------------

        Cumulative Preferred Stock, par value $100 per share

        Depositary Shares, each representing one-fourth of a share of 6.625%
         Cumulative Preferred Stock, par value $100 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X ).   No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

     Aggregate market value of voting stock held by non-affiliates as of March 21, 2002 determined by trader derived valuations based on current market conditions on a spread basis (excluding Preferred Stock for which prices are not publicly available): $29,168,750.

     Shares of Common Stock without par value, outstanding as of March 21, 2002:
25,452,373 shares (all owned by Ameren Corporation).

                      Documents incorporated by references.

     Portions of the registrant's definitive proxy statement for the 2002 annual meeting are incorporated by reference into Part III.


                                TABLE OF CONTENTS

PART I  Page

Item   1    -  Business
                    General................................................   1
                    Capital Program and Financing..........................   2
                    Rates and Regulation...................................   2
                    Industry Issues........................................   4
Item   2    -  Properties..................................................   4
Item   3    -  Legal Proceedings...........................................   5
Item   4    -  Submission of Matters to a Vote of Security Holders<F1>

Executive Officers of the Registrant (Item 401(b) of Regulation S-K).......   7

PART II

Item   5    -  Market for Registrant's Common Equity and Related
                    Stockholder Matters....................................   7
Item   6    -  Selected Financial Data.....................................   7
Item   7    -  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..............................   8
Item   7A   -  Quantitative and Qualitative Disclosures about Market Risk..  17
Item   8    -  Financial Statements and Supplementary Data.................  18
Item   9    -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure<F1>

PART III

Item 10     -  Directors and Executive Officers of the Registrant<F2>......  36
Item 11     -  Executive Compensation<F2>..................................  36
Item 12     -  Security Ownership of Certain Beneficial Owners
                    and Management<F2>.....................................  36
Item 13     -  Certain Relationships and Related Transactions<F2>..........  36

PART IV

Item 14 -   Exhibits, Financial Statement Schedules and Reports on Form 8-K  37

SIGNATURES     ............................................................  39
EXHIBITS       ............................................................  40

_______________________________________

<F1> Not applicable and not included herein
<F2> Incorporated herein by reference.

                                     PART I

ITEM 1. BUSINESS.

                                     GENERAL

     Central Illinois Public Service Company (AmerenCIPS or the Company) is a subsidiary of Ameren Corporation (Ameren), a holding company which is registered under the Public Utility Holding Company Act of 1935. On December 31, 1997, CIPSCO Incorporated (CIPSCO) and Union Electric Company (AmerenUE) combined with the result that the common shareholders of CIPSCO and AmerenUE became the common shareholders of Ameren, and Ameren became the owner of 100% of the common stock of AmerenUE and CIPSCO's operating subsidiaries, the Company and CIPSCO Investment Company (the Merger). Since the Merger, Ameren has formed a number of other subsidiaries including AmerenEnergy Resources Company (Resources Company) which is a holding company for Ameren's nonregulated electric generation, related marketing and fuel procurement businesses and Ameren Services Company which provides shared support services to the Company. For additional information on the Company's business organization, see Note 1 to the "Notes to Financial Statements" under Item 8 herein.

     The Company, an Illinois corporation, was organized in 1902. AmerenCIPS is a public utility operating company engaged in the sale of electricity and natural gas in portions of central and southern Illinois. The Company furnishes electric service in 557 incorporated and unincorporated communities and adjacent suburban and rural areas. The Company also furnishes natural gas service to retail customers in 267 incorporated and unincorporated communities and adjacent suburban and rural areas located in 41 counties of central and southern Illinois. The Company supplies electric service to about 325,000 customers and natural gas service to about 170,000 customers.

     The AmerenCIPS service territory is predominantly made up of small towns and rural areas. The territory served by the Company, located in 66 counties in Illinois, has an estimated population of 820,000 and is devoted principally to agriculture and diversified industrial operations. Key industries include petroleum and petrochemical industries, food processing, metal fabrication and coal mining.

     In conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Company transferred all of its electric generating assets totalling 2,860 megawatts of capacity and related liabilities, at historical net book value, to a newly created nonregulated affiliate, AmerenEnergy Generating Company (Generating Company), a subsidiary of Resources Company (the Transfer). The Transfer was made in exchange for a subordinated promissory note from Generating Company in the principal amount of $552 million and shares of Generating Company's common stock. The assets transferred by AmerenCIPS included the five generating stations located in Newton, Coffeen, Meredosia, Grand Tower and Hutsonville, Illinois along with related fuel, supply, transportation, maintenance and labor agreements and other rights, assets and liabilities related to the generation of electricity by the Company. Seven hundred and fifty employees, or approximately 45% of the Company's workforce were also transferred to Generating Company as part of the Transfer.
As a result of the Transfer, the Company's business has been exclusively electric and gas utility transmission and distribution operations since May 1, 2000. For additional information on the Transfer including the power supply arrangement the Company has entered into to meet its public utility obligations, see "Overview" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 1, 2 and 3 to the "Notes to Financial Statements" under Item 8 herein.

     For the year 2001, 80% of total operating revenues was derived from the sale of electric energy and 20% from the sale of natural gas. Electric operating revenues as a percentage of total operating revenues in 2000 and 1999 were 80% and 85%, respectively.

     The Company employed 899 persons at December 31, 2001. For information on labor agreements and other labor matters, see Note 10 to the "Notes to Financial Statements" under Item 8 herein.

     For additional information regarding the Company's business operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and "Financial Statements and Supplementary Data" under Item 8 herein.


                          CAPITAL PROGRAM AND FINANCING

     For information on the Company's capital program, external cash sources and intercompany borrowings, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 herein and Notes 3, 6, 7 and 10 to the "Notes to Financial Statements" under Item 8 herein.

     Financing Restrictions. The Mortgage Indenture of AmerenCIPS permits the issuance of additional first mortgage bonds up to 60% of available net expenditures for bondable property, provided the "net earnings" of AmerenCIPS (before income taxes and otherwise as provided in the Mortgage Indenture) for a recent 12-month period equal at least twice the annual interest requirements on all first mortgage bonds outstanding (and on all equally secured and prior lien indebtedness) and on the bonds then to be issued. The most restrictive of these requirements, at December 31, 2001, was the limitation on the issuance of additional first mortgage bonds to the extent of 60% of available net expenditures for bondable property. At December 31, 2001, the 60% limitation would permit the issuance of approximately $78 million of additional first mortgage bonds on the basis of available net expenditures for bondable property. In addition, the amount of retired first mortgage bonds would permit the issuance of $10 million of additional first mortgage bonds as of March 15, 2002. The "net earnings" of AmerenCIPS for the year ended December 31, 2001, were equal to 2.68 times the interest for one year on the aggregate amount of bonds outstanding under the Mortgage Indenture at December 31, 2001.

     The Articles of Incorporation of AmerenCIPS provide, in effect, that so long as any AmerenCIPS preferred stock is outstanding, AmerenCIPS shall not, without the requisite vote of the holders of preferred stock, unless the retirement of such stock is provided for, (a) issue any preferred or equal ranking stock (except to retire or in exchange for an equal amount thereof) unless the "gross income available for interest" of AmerenCIPS for a recent 12-month period is at least one and one-half (1-1/2) times the sum of (i) one year's interest on all funded debt and notes maturing more than 12 months after the date of issuance of such shares and (ii) one year's dividend requirement on all preferred stock to be outstanding after such issue, or (b) issue or assume any unsecured debt securities maturing less than two years from the date of issuance or assumption (except for certain refunding or retirement purposes) if immediately after such issuance or assumption the total amount of all such unsecured debt securities would exceed 20% of the sum of all secured debt securities and the capital and surplus of AmerenCIPS. For the year ended December 31, 2001, the "gross income available for interest" of AmerenCIPS equalled 1.93 times the sum of the annual interest charges and dividend requirements on all such funded debt, notes and preferred stock outstanding at December 31, 2001. Such "gross income available for interest" was sufficient under the test to support the issuance of about $157 million of additional preferred stock (assuming an annual dividend rate on such preferred stock of 8.00%).


                              RATES AND REGULATION

     Rates. Rates that the Company is allowed to charge for its services are the single most important item influencing the Company's financial position, results of operations and liquidity. The Company is highly regulated and the regulation of the rates the Company charges its customers is determined, in large part, outside of the Company's control by governmental organizations. Decisions by these organizations are influenced by many factors, including the Company's recent cost of providing service, the Company's quality of service, regulatory staff knowledge and experience, economic conditions and social and political views. Decisions made by these organizations regarding the Company's rates could have a material impact on the Company's financial position, results of operations and liquidity.

     For the year 2001, approximately 90% of the Company's electric operating revenues were based on rates regulated by the Illinois Commerce Commission (ICC) and 10% were regulated by the Federal Energy Regulatory Commission (FERC) of the
U. S. Department of Energy. The Company's gas operating revenues for the year 2001 were based on rates regulated exclusively by the ICC. For information on rate matters in these jurisdictions, see "Results of Operations" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Note 2 to the "Notes to Financial Statements" under Item 8 herein.

     General Regulatory Matters. The Company is subject to regulation by the Securities and Exchange Commission (SEC) and, as a subsidiary of Ameren, is subject to the provisions of the Public Utility Holding Company Act of 1935. The Company is subject to regulation by the ICC as to rates, service, accounts, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. The Company is also subject to regulation by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, mergers, and certain other matters. Authorization to issue debt having a maturity of twelve months or less is obtained from the SEC.

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

     Environmental Matters. The Company, in certain of its operations, is subject to federal, state and local environmental regulations relating to the safety and health of personnel, the public and the environment. Failure to comply with those statutes or regulations could have material adverse effects on the Company, including the imposition of criminal or civil liability by regulatory agencies or civil fines and liability to private parties, and the required expenditure of funds to bring the Company into compliance. The Company believes that it is in material compliance with existing regulations. In connection with the Transfer, the Company has agreed to indemnify Generating Company for environmental claims relating to the transferred generating facilities for events or occurrences arising prior to May 1, 2000.

     On December 22, 1995, a complaint (styled as Zachary Donaldson et al. v. Central Illinois Public Service Company et al.) was filed in the Circuit Court for the Seventh Judicial Circuit, Sangamon County, Illinois against the Company and several other defendants. The complaint sought unspecified monetary damages and alleged that, as a result of exposure to carcinogens contained in coal tar at the Company's Taylorville manufactured gas plant site, plaintiffs' children had suffered from a rare form of childhood cancer known as "neuroblastoma". In 1998, a jury awarded plaintiffs $3.2 million. In March 2000, the Illinois Appellate Court, on an appeal by the Company, upheld the plaintiffs' verdict. On February 22, 2002, the Illinois Supreme Court, on an appeal by the Company, affirmed the Illinois Appellate Court's decision upholding the plaintiffs' verdict. On March 15, 2002, the Company petitioned the Illinois Supreme Court for a rehearing of its decision. AmerenCIPS' payment of the $3.2 million plaintiffs' verdict (plus interest) will not have a material adverse effect on its financial position, results of operations or liquidity. However, the Company believes that the Illinois Supreme Court's decision may result in additional complaints being filed against AmerenCIPS in connection with its Taylorville manufactured gas plant site seeking damages on the same or similar grounds as alleged in the Donaldson complaint. The Company is unable to predict the number of such complaints which may be filed, the amount of damages which may be sought or the extent, if any, to which the Illinois Supreme Court's decision on the Donaldson complaint will be judicially determined to apply to other complaints.

     On August 24, 2000, Steven and Tina Brannon sued Ameren, AmerenCIPS and Generating Company in the Circuit Court of Christian County, Illinois. The suit alleges that AmerenCIPS and others were negligent in the manner in which AmerenCIPS' manufactured gas plant site was remediated in Taylorville, Illinois, therefore, wrongfully causing the death of their son. The Brannon's son was born in 1992, diagnosed with neuroblastoma in 1996, and died in 1998. The remediation occurred in 1987. Plaintiffs seek unspecified compensatory damages in excess of $50,000. The Company is unable to predict the extent, if any, to which the Illinois Supreme Court's decision on the Donaldson complaint described above will effect the outcome of this lawsuit. However, the Company believes that the final resolution of this lawsuit will not have a material adverse effect on its financial position, results of operations or liquidity.

     See Note 10 to the "Notes to Financial Statements" under Item 8 herein for a further discussion of environmental matters.


                                 INDUSTRY ISSUES

     The Company is facing issues common to the electric and gas utility industries which have emerged during the past several years. These issues include:

          o    the potential for more intense competition;

          o    the potential for changes in the structure of regulation;

          o changes in the structure of the industry as a result of changes in federal and state laws, including the formation of unregulated generating entities;

          o on-going consideration of additional changes of the industry by federal and state authorities;

          o    continually   developing   environmental  laws,  regulations  and
               issues;

          o    public concern about the siting of new facilities;

          o    proposals for demand side management programs; and

          o    global climate issues.

The Company is monitoring these issues and is unable to predict at this time what impact, if any, these issues will have on its operations, financial condition or liquidity.

     For additional information on certain of these issues, see "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 10 to the "Notes to Financial Statements" under Item 8 herein.

ITEM 2. PROPERTIES.

     For information on the Company's construction program, electric transmission assets and the Transfer, see "General" under Item 1 herein, "Results of Operations", "Liquidity and Capital Resources" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Notes 2 and 10 to the "Notes to Financial Statements" under Item 8 herein.

     The Company currently owns 20% of the common stock of Electric Energy, Inc.
(EEI), and its affiliate, AmerenUE, owns 40% of such stock. EEI owns and/or operates electric generating and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. In February 2002, the Company received the required approval from the

FERC and notified the ICC of its intent to transfer its 20% common stock interest in EEI to its affiliate, AmerenEnergy Resources Company. No approval from the ICC is required for this transfer. The transfer, which is expected to occur before mid-year 2002, will complete the process of achieving a full divestiture of all electric generating capacity that had been owned directly or indirectly by the Company. The transaction will be in the form of a dividend by the Company to Ameren of the common stock in EEI, the value of which is recorded on AmerenCIPS' books as $1.8 million, and in turn, an in-kind contribution of such stock by Ameren to AmerenEnergy Resources Company. The remaining 40% of the common stock of EEI is held 20% each by Kentucky Utilities Company and Illinova Generating Company.

     As of December 31, 2001, the Company owned approximately 1,900 circuit miles of electric transmission lines. The Company also owned 4,900 miles of natural gas transmission and distribution mains, four underground gas storage fields and one propane-air gas plant used to supplement the available pipeline supply of natural gas during periods of abnormally high demands. Other properties of the Company include distribution lines, underground cable, office buildings, warehouses, garages and repair shops.

     The Company plans in 2002 to transfer its principal office building and related leasehold interests located in Springfield, Illinois to its affiliate, CIPSCO Investment Company, at net book value of approximately $4.7 million. In March 2002, the Company filed a notice of transfer of the office building with the ICC. The transfer will be implemented as soon as possible after a 30 day notice period has expired at the ICC. After the transfer, the Company plans to continue to use a portion of the office building for its principal executive office, pursuant to a lease with CIPSCO Investment Company.

     Substantially all of AmerenCIPS' property is subject to the direct first lien of an Indenture of Mortgage or Deed of Trust dated October 1, 1941, as amended and supplemented.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. The Company believes that the final disposition of these proceedings will not have a material adverse effect on its financial position, results of operations or liquidity.

     Included in these proceedings are a number of lawsuits that name the Company, AmerenUE or Ameren, along with numerous other parties, as defendants which were filed by plaintiffs claiming varying degrees of injury from asbestos exposure. More than twenty such lawsuits are pending, most of which were filed in the Circuit Court of Madison County, Illinois. The Company received notice of the first lawsuit in March 2001 with notice of the others occurring generally in the fourth quarter of 2001 and the first quarter of 2002. The number of total defendants named in each case is large with more than forty parties named in all except four of the lawsuits. The claims filed against AmerenCIPS, AmerenUE and Ameren allege injury from asbestos exposure during plaintiffs' activities at certain of the companies' electric generating plants (in the case of AmerenCIPS, its former plants which are now owned by Generating Company). In each lawsuit, the plaintiff seeks unspecified damages in excess of $50,000, which typically would be shared among the named defendants.

     For additional information on legal and administrative proceedings, see "Rates and Regulation - Environmental Matters" under Item 1 herein, "Liquidity and Capital Resources" and "Electric Industry Restructuring" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 herein,  and Notes 2 and 10 to the "Notes to Financial  Statements" under
Item 8 herein.

                           -------------------------

     Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

          o the effects of regulatory actions, including changes in regulatory policy;
          o    changes in laws and other governmental actions;
          o the impact on the Company of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois;
          o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Company's business at both the state and federal levels;
          o the effects of participation in a FERC approved Regional Transmission Organization (RTO), including activities associated with the Midwest Independent System Operator (Midwest ISO) and the Alliance RTO;
          o future market prices for purchased power and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
          o    average rates for electricity in the Midwest;
          o    business and economic conditions;
          o    the impact of the adoption of new accounting standards;
          o    interest rates and the availability of capital;
          o    actions of rating agencies and the effects of such actions;
          o    weather conditions;
          o the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
          o    monetary and fiscal policies;
          o    future wages and employee benefits costs;
          o cost and availability of transmission capacity required to satisfy energy sales made by the Company; and
          o    legal and administrative proceedings.

INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF
REGULATION S-K:
                      Age At                                  Date First Elected
         Name        12/31/01   Present Position                   or Appointed
         ----        --------   ----------------                   -------------


Gary L. Rainwater       55      President, Chief Executive Officer     1/1/98
                                and Director                          12/2/97
Paul A. Agathen         54      Senior Vice President                10/12/01
                                and Director                         12/31/97
Warner L. Baxter        40      Senior Vice President                 8/30/01
                                and Director                          4/22/99
Daniel F. Cole          48      Senior Vice President                10/12/01
Garry L. Randolph       53      Senior Vice President                10/12/01
Thomas R. Voss          54      Senior Vice President                  6/1/99
                                and Director                         10/12/01
David A. Whiteley       45      Senior Vice President                10/12/01
Jerre E. Birdsong       47      Vice President                       10/12/01
                                and Treasurer                        12/31/97
Michael J. Montana      55      Vice President                        4/28/98
Gilbert W. Moorman      58      Vice President                         6/1/88
Craig D. Nelson         48      Vice President                        4/28/98
Steven R. Sullivan      41      Vice President, General Counsel
                                and Secretary                         11/7/98
Martin J. Lyons         35      Controller                           10/22/01

     All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders held in April. Except for Mr. Sullivan and Mr. Lyons, each of the above-named executive officers has been employed by the Company or an affiliate for more than five years in executive or management positions. Mr. Sullivan was previously employed by Anheuser Busch Companies, Inc. Mr. Lyons was previously employed by PricewaterhouseCoopers LLP.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no market for the Company's Common Stock since all shares are owned by its parent, Ameren.

ITEM 6.  SELECTED FINANCIAL DATA.

For the Years Ended
December 31 (In Thousands)                   2001         2000(a)         1999           1998           1997
-------------------------                    ----         ------          ----           ----           ----
Operating revenues                       $  840,311     $  893,898     $  932,901    $  855,570     $  858,439
Operating income                             43,179         91,813         94,715       120,044        102,495
Net income                                   45,309         79,362         53,980        80,147         38,620
Preferred stock dividends                     3,627          3,882          3,833         3,745          3,715
Net income after preferred
  stock dividends                            41,682         75,480         50,147        76,402         34,905
Common stock dividends                       33,028         54,614         90,342        72,285         43,300
As of December 31,
Total assets                             $1,782,921     $1,867,141     $1,781,754    $1,764,397     $1,788,707
Long-term debt                              579,077        463,174        493,625       528,446        558,474
Total common stockholder's equity           563,750        555,244        534,378       575,370        572,759


(a) On May 1, 2000, AmerenCIPS transferred its electric generating assets and related liabilities, at net book value, to AmerenEnergy Generating Company (Generating Company), in exchange for a subordinated promissory note from Generating Company in the principal amount of $552 million and 1,000 shares of Generating Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Central Illinois Public Service Company (AmerenCIPS or the Company) is a subsidiary of Ameren Corporation (Ameren), a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). In December 1997, Union Electric Company (AmerenUE) and CIPSCO Incorporated (CIPSCO) combined to form Ameren, with AmerenUE and CIPSCO's subsidiaries, the Company and CIPSCO Investment Company (CIC), becoming subsidiaries of Ameren (the Merger).

On May 1, 2000, the Company transferred its electric generating assets and liabilities, at historical net book value, to a newly-created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of AmerenEnergy Resources Company (Resources Company), which is a wholly-owned subsidiary of Ameren (the Transfer). As a result of the Transfer, the Company's operating revenues only include revenues and expenses associated with its transmission and distribution operations. In addition, sales under certain wholesale contracts and interchange sales are no longer reflected in operating revenues of the Company after May 1, 2000. Purchased power subsequent to May 2000 reflects an electric power supply agreement with Resources Company's marketing subsidiary, AmerenEnergy Marketing Company (Marketing Company)(the Power Supply Agreement). (See "Electric Industry Restructuring" below and Note 2
- Regulatory Matters under Notes to Financial Statements for further discussion.) The Company also has a 20% common stock interest in Electric Energy, Inc. (EEI). EEI owns and/or operates electric generating and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. The Company buys 20% of the excess generating output of EEI and sells this output as interchange sales. See "Liquidity and Capital Resources" below for a discussion of the Company's plans to transfer its common stock interest in EEI to Resources Company.

Ameren Services Company (Ameren Services), a wholly-owned subsidiary of Ameren, provides shared support services for Ameren and all Ameren subsidiaries, including the Company. Charges are based upon the actual costs incurred by Ameren Services, as required by PUHCA.

RESULTS OF OPERATIONS

Earnings
Earnings for 2001, 2000 and 1999, were $42 million, $75 million and $50 million, respectively. Earnings fluctuated over the three-year period, primarily due to: the rate of sales growth, weather variations, electric rate reductions, the Transfer, gas rate changes, competitive market forces, fluctuating operating costs, expenses relating to the withdrawal from the electric transmission related Midwest Independent System Operator (Midwest ISO), charges for coal contract terminations, changes in interest expense and changes in income and property taxes.

In 2000, the Company recorded an $8 million unusual charge to earnings in connection with its withdrawal from the Midwest ISO. The charge reduced earnings $5 million, net of income taxes (see discussion below under "Electric Industry Restructuring" and Note 2 - Regulatory Matters under Notes to Financial Statements for further information). In 1999, the Company recorded a $52 million nonrecurring charge to earnings in connection with coal contract terminations with two coal suppliers. The charge reduced earnings $31 million, net of income taxes. See discussion below under "Electric Operations" and Note 10 - Commitments and Contingencies under Notes to Financial Statements for further information.

Electric Operations
Electric Revenues                      Variations from Prior Year
--------------------------------------------------------------------------------
(In Millions)                         2001         2000        1999
--------------------------------------------------------------------------------
Rate variations                      $  -         $ -          $(7)
Effect of abnormal weather              6          (11)        (16)
Growth and other                       (7)          10           9
Interchange sales                     (46)         (82)         88
--------------------------------------------------------------------------------
                                     $(47)        $(83)        $74
--------------------------------------------------------------------------------

Electric revenues for 2001 decreased $47 million compared to 2000 primarily due to a decrease in interchange and wholesale sales as a result of the Transfer. The decreases in interchange sales and wholesale sales (included in Growth and other) were partially offset by an increase in commercial sales of 7% and an increase in industrial sales of 37% primarily due to a new electric service industrial customer contract effective August 2000.

Electric revenues for 2000 decreased $83 million compared to 1999 primarily due to a decrease in interchange sales as a result of the Transfer and unfavorable weather. These decreases were offset in part by an increase in industrial sales of 29%, resulting primarily from the new electric service contract that became effective August 2000.

Electric revenues for 1999 increased $74 million compared to 1998 primarily due to an 11% increase in total kilowatthour sales. This increase was primarily driven by a 37% increase in interchange sales, due to strong marketing efforts. This increase was partially offset by a residential rate decrease (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information). In addition, revenues were lower due to a 1% decrease in native sales, resulting from milder weather.

Interchange revenues for 2001, 2000 and 1999 included sales to related parties of $21 million, $45 million and $62 million, respectively. See Note 3 - Related Party Transactions under Notes to Financial Statements for further information.

Fuel and Purchased Power                         Variations from Prior Year
--------------------------------------------------------------------------------
(In Millions)                                  2001          2000        1999
--------------------------------------------------------------------------------
Fuel:
    Generation                                $(57)         $(110)        $17
    Price                                        -             (5)        (18)
    Generation efficiencies and other            -             (4)         (7)
    Coal contract termination payments           -            (52)         52
Purchased power                                120            227          40
--------------------------------------------------------------------------------
                                               $63            $56         $84
--------------------------------------------------------------------------------

Fuel and purchased power costs for 2001 increased $63 million compared to 2000 primarily as a result of increased purchased power under the provisions of the Power Supply Agreement, partially offset by decreased generation resulting from the Transfer.

Fuel and purchased power costs for 2000 increased $56 million compared to 1999 primarily due to an overall net increase in purchased power and generation resulting from higher native sales and higher purchased power costs under the provisions of the Power Supply Agreement entered into as part of the Transfer, partially offset by lower fuel costs due to the termination of certain coal contracts in the fourth quarter of 1999 and the Transfer.

Fuel and purchased power costs for 1999 increased $84 million compared to 1998 primarily due to increased generation and purchased power, resulting from higher sales volume and coal contract termination payments discussed below, partially offset by lower fuel prices.

Fuel and purchased power costs for 2001, 2000 and 1999 included purchases from related parties of $433 million, $290 million and $36 million, respectively. See
Note 3 - Related Party Transactions under Notes to Financial Statements for further information.

In 1999, the Company and two of its coal suppliers executed agreements to terminate their existing coal supply contracts effective December 31, 1999. Under these agreements, the Company made termination payments to the suppliers totaling approximately $52 million. These termination payments were recorded as an unusual charge in the fourth quarter of 1999. See Note 10 - Commitments and Contingencies under Notes to Financial Statements for further information.

Gas Operations
Gas revenues in 2001 decreased $7 million compared to 2000 primarily as a result of lower residential and commercial sales resulting from unusually warm winter weather. Gas revenues in 2000 increased $44 million compared to 1999 primarily due to higher gas costs recovered through the Company's purchased gas adjustment clause and higher residential and commercial sales as a result of colder weather. Gas revenues in 1999 increased $7 million compared to 1998 primarily due to a gas rate increase which became effective in February 1999 (see Note 2 - Regulatory Matters under Notes to Financial Statements for further information) and higher gas costs recovered through the Company's purchased gas adjustment clause. These 1999 increases were partially offset by a decline in retail sales of 10%, resulting primarily from milder winter weather, as well as a decrease in off-system sales of gas to others.

Gas costs for 2001 were comparable to 2000. Gas costs for 2000 increased $37 million compared to 1999 primarily due to higher retail sales and higher gas prices. Gas costs for 1999 increased $4 million compared to 1998 primarily due to higher gas prices, partially offset by lower total sales.

Other Operating Expenses
Other operating expenses consisted primarily of wages, employee benefits costs, professional services costs and expenses associated with support services provided by Ameren Services. Other operating expense variations in 1999 through 2001 reflected recurring factors such as growth, inflation, labor and benefit variations, the Transfer, and charges for estimated costs relating to withdrawal from the Midwest ISO as discussed below.

Other operating expenses in 2001 decreased $9 million compared to 2000 primarily due to lower labor costs resulting from the Transfer, partially offset by an increase in employee benefit costs resulting from increasing healthcare costs, changes in actuarial assumptions and the investment performance of employee benefit plans' assets. Other operating expenses in 2000, excluding the Midwest ISO-related unusual charge discussed below, decreased $65 million compared to 1999 primarily due to lower employee benefit costs resulting from the Transfer as well as lower information system-related costs. Other operating expenses in 1999 increased $11 million compared to 1998 primarily due to increased postretirement expenses resulting from changes in actuarial assumptions, increased injuries and damages expenses based on claims experience, expenses associated with electric industry deregulation in Illinois and the Year 2000-related information system costs. These increases were partially offset by a reduced workforce, coupled with the fact that 1998 expenses included the charge for a targeted employee separation plan.

Other operating expenses provided by Ameren Services for the years ended December 31, 2001, 2000 and 1999, totaled $54 million, $52 million and $60 million, respectively. See Note 3 - Related Party Transactions under Notes to Financial Statements for further information.

In November 2000, the Company announced that it was withdrawing from the Midwest ISO to become a member of the Alliance Regional Transmission Organization (Alliance RTO). In the fourth quarter of 2000, the Company recorded a pretax unusual charge to earnings of $8 million ($5 million after income taxes) as a result of the Company's decision to withdraw from the Midwest ISO. This charge related to the Company's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. See discussion below under "Electric Industry Restructuring" and Note 2 - Regulatory Matters under Notes to Financial Statements for further information.

Maintenance expenses decreased $15 million in 2001 compared to 2000 and decreased $59 million in 2000 compared to 1999 primarily due to decreased power plant maintenance costs resulting from the Transfer. Maintenance expenses increased $32 million in 1999 compared to 1998 primarily due to increased power plant maintenance.

Depreciation and amortization expense decreased $12 million in 2001 compared to 2000 and decreased $24 million in 2000 compared to 1999 due to decreased depreciable property, primarily resulting from the Transfer. Depreciation and amortization expense increased $6 million in 1999 compared to 1998 primarily due to increased depreciable property.

Taxes
Income taxes for 2001 decreased $17 million compared to 2000 primarily due to lower pretax income. Income tax expense from operations for 2000 increased $13 million compared to 1999 due to a higher pretax income. Income tax expense from operations for 1999 decreased $15 million compared to 1998 due to lower pretax income.

Other taxes for 2001 decreased $15 million compared to 2000 primarily due to lower property and payroll taxes as a result of the Transfer. Other taxes for 2000 were comparable to 1999. Other tax expense for 1999 decreased $17 million compared to 1998 primarily due to a decrease in gross receipts taxes. This decrease was the result of the restructuring of the Illinois public utility tax whereby gross receipts taxes are no longer recorded as electric revenue and gross receipts tax expense.

Other Income and  Deductions
Miscellaneous, net increased $13 million in 2001 compared to 2000 and increased $26 million in 2000 compared to 1999 primarily due to intercompany interest income earned on a promissory note receivable from Generating Company generated as part of the Transfer. See "Electric Industry Restructuring" and Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion of the promissory note. Miscellaneous, net increased $3 million in 1999 compared to 1998 primarily due to losses on the disposal of property realized in 1998.

Interest
Interest expense decreased $1 million in 2001 compared to 2000 primarily due to a decrease in the amortization of a loss on reacquired debt in 2001 and lower interest rates. Interest expense decreased $2 million in 2000 compared to 1999 primarily due to the redemption of long-term debt, partially offset by an increase in intercompany notes payable resulting from funds borrowed from the regulated money pool and funds owed to Generating Company as a result of the Transfer. Interest expense increased $3 million in 1999 compared to 1998 due to an increase in intercompany notes payable resulting from funds borrowed from the regulated money pool partially offset by the redemption of short-term debt(See
Note 6 - Short-Term Borrowings under Notes to Financial Statements for further information).

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $96 million for 2001 compared to $62 million for 2000 and $166 million for 1999. Cash provided by operating activities increased from 2000 to 2001 primarily due to the fluctuations in working capital requirements including a decrease in trade receivables due to lower sales, an increase in taxes accrued, resulting from the timing of tax payments, and a decrease in deferred income taxes resulting from the amortization of the intercompany deferred tax liability related to the Transfer. Cash provided by operating activities decreased from 1999 to 2000 primarily due to fluctuations in depreciation and amortization and deferred income taxes resulting from the Transfer. See Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion.

Cash flows provided by investing activities totaled $39 million for the year ended December 31, 2001. Cash flows used in investing activities totaled $41 million and $95 million for the years ended December 31, 2000 and 1999, respectively. Cash flows provided by investing activities increased from 2000 to 2001 primarily due to the collection of funds for a portion of the intercompany promissory note receivable relating to the Transfer. Expenditures for constructing new or improving existing facilities were $51 million, $41 million and $95 million for 2001, 2000 and 1999, respectively. See "Electric Industry Restructuring" and Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion. Cash flows used in investing activities decreased from 1999 to 2000 primarily due to lower construction expenditures related to the Transfer.

Capital expenditures are expected to approximate $59 million in 2002. For the five-year period 2002 through 2006, construction expenditures are estimated to approximate $400 million. The Company and AmerenUE are considering the potential transfer of AmerenUE's Illinois-based electric and gas business to the Company, which would impact future capital expenditure and resource requirements.

In the ordinary course of business, the Company evaluates several strategies to enhance its financial position, earnings and liquidity. These strategies may include potential acquisitions, divestitures, opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase shareholder value. The Company is unable to predict which, if any of these initiatives will be executed, as well as the impact these initiatives may have on the Company's future financial position, results of operations or liquidity.

Cash flows used in financing activities were $140 million for 2001 compared to $4 million for 2000 and $68 million for 1999. During 2001 the Company issued $150 million of long-term debt, that along with other funds was used to redeem $223 million of intercompany notes payable and $30 million of long-term debt. During 2000, the Company issued $51 million of long-term debt and $90 million of intercompany notes and redeemed $87 million of long-term debt. During 1999, the Company issued $133 million of intercompany notes payable and redeemed $60 million of long-term debt and $47 million of short-term debt.

In December 2001, the interest rate mode on the Company's three series of variable rate tax-exempt pollution control indebtedness totaling $104 million was converted to fixed rates ranging from 5% to 5.95% with maturities through 2028.

In April 2001,  the Company filed with the  Securities  and Exchange  Commission
(SEC) a shelf registration statement on Form S-3 for the offering from time to time of senior notes in one or more series with an offering price not to exceed $250 million. The SEC declared the registration statement effective in May 2001. In June 2001, the Company issued $150 million of the senior notes with an interest rate of 6.625% and due June 2011. Until the release date as described in the registration statement, the senior notes will be secured by a related series of the Company's first mortgage bonds. The proceeds of these senior notes were used to repay short-term debt, a portion of which was incurred to repay first mortgage bonds maturing in June 2001.

The Company plans to continue utilizing short-term debt to support normal operations and other temporary requirements. The Company is authorized by the SEC under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of commercial paper (maturities generally within 1 to 45 days) and bank loans. At December 31, 2001, the Company had committed bank lines of credit aggregating $25 million, all of which were unused and available at such date. These lines make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. At year-end December 31, 2001, the Company had no outstanding short-term borrowings.

The Company has the ability to borrow up to approximately $831 million from Ameren or from two of Ameren's other subsidiaries, AmerenUE and Ameren Services, through a regulated money pool agreement as of December 31, 2001. The total amount available to the Company at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenUE or Ameren Services, but increased to the extent AmerenUE or Ameren Services have surplus funds or the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Company, AmerenUE and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the years ended December 31, 2001 and 2000, the average interest rates for the regulated money pool were 3.95% and 6.29%, respectively. At December 31, 2001, the Company had $24 million of intercompany receivables outstanding and $257 million available through the regulated money pool. See Note 6 - Short-Term Borrowings under Notes to Financial Statements for further information.

The following table summarizes the Company's committed credit availability as of December 31, 2001:
                                     Amount of commitment expiration per period
--------------------------------------------------------------------------------
(In Millions)                     Total amounts    Less than    1 - 3     4 - 5
                                    committed       1 year      years     years
--------------------------------------------------------------------------------
Lines of credit (a)                   $  25         $  25       $   -       -
Other commercial commitments (a)        831           631         200       -
                                  ----------------------------------------------
 Total commercial commitments         $ 856         $ 656       $ 200       -
--------------------------------------------------------------------------------
See Note 6 - Short-Term Borrowings under Notes to Financial Statements for further discussion.

The following table summarizes the Company's contractual obligations as of December 31, 2001:

--------------------------------------------------------------------------------
(In Millions)                         Less than      1 - 3      4 - 5
                                       1 year        years      years
--------------------------------------------------------------------------------
Long-term debt (a)                    $ 33          $  45       $ 40
Other long-term obligations (b)         39             44         32
Total cash contractual obligations    $ 72          $  89       $ 72
--------------------------------------------------------------------------------
(a) See Note 7 -Long-Term Debt under Notes to Financial Statements for further discussion.
(b)  Represents purchase contracts for natural gas.

During 2001, an excess earnings complaint was filed against the Company's affiliate, AmerenUE, by the Missouri Public Service Commission (MoPSC) staff. As a result of the uncertainty created by the complaint as well as other factors, in 2001, Standard and Poor's rating agency changed its outlook for the Company's long-term debt and preferred stock from stable to negative. Also during 2001, Fitch rating agency downgraded the ratings on the Company's long-term debt and preferred stock. Moody's rating agency rating and outlook remained unchanged. As of December 31, 2001, the ratings of the Company by these rating agencies were as follows:
--------------------------------------------------------------------------------
                                      Moody's     Standard & Poor's     Fitch
--------------------------------------------------------------------------------

     First Mortgage Bonds               A1               A+               A
     Unsecured Debt                     A2               A                A-
     Preferred Stock                  Baa1               A-             BBB+
--------------------------------------------------------------------------------

A decrease in the Company's ratings may reduce its access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings.

In February 2002, the Company received the required approval from the Federal Energy Regulatory Commission (FERC) and notified the Illinois Commerce Commission (ICC) of its intent to transfer its 20% common stock interest in EEI to its affiliate, Resources Company. No approval from the ICC is required for this transfer. The transfer, which is expected to occur before mid-year 2002, will complete the process of achieving a full divestiture of all electric generating capacity that had been owned directly or indirectly by the Company. The transaction will be in the form of a dividend by the Company to Ameren of the common stock in EEI, the value of which is recorded on the Company's books at $1.8 million, and in turn, an in-kind contribution of such stock by Ameren to Resources Company.

RATE MATTERS

See Note 2 - Regulatory Matters under Notes to Financial Statements for a discussion of rate matters.

ELECTRIC INDUSTRY RESTRUCTURING

Federal
Steps taken and being considered at the federal and state levels continue to change the structure of the electric industry and utility regulation. At the federal level, the Energy Policy Act of 1992 reduced various restrictions on the operation and ownership of independent power producers and gave the FERC the authority to order electric utilities to provide transmission access to third parties.

Order 888 and Order 889, issued by the FERC, are intended to promote competition in the wholesale electric market. The FERC requires transmission-owning public utilities, such as AmerenCIPS, to provide transmission access and service to others in a manner similar and comparable to that which the utilities have by virtue of ownership. Order 888 requires that a single tariff be used by the utility in providing transmission service. Order 888 also provides for the recovery of stranded costs, under certain conditions, related to the wholesale business.

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

In 1998, the Company and AmerenUE joined a group of companies that originally supported the formation of the Midwest ISO. An ISO operates, but does not own, electric transmission systems and maintains system reliability and security, while facilitating wholesale and retail competition through the elimination of "pancaked" transmission rates. The Midwest ISO is regulated by the FERC. The FERC conditionally approved the formation of the Midwest ISO in September 1998.

In December 1999, the FERC issued Order 2000 relating to Regional Transmission Organizations (RTOs) that would meet certain characteristics such as size and independence. RTOs, including ISOs, are entities that ensure comparable and non-discriminatory access to regional electric transmission systems. Order 2000 calls on all transmission owners to join RTOs.

In the fourth quarter of 2000, the Company and AmerenUE announced their intention to withdraw from the Midwest ISO and to join the Alliance RTO. The Company recorded a pretax charge to earnings of $8 million ($5 million after taxes), which related to the Company's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. In 2001, the Company and AmerenUE announced that they had signed an agreement to join the Alliance RTO. In a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Company and AmerenUE to withdraw from the Midwest ISO and to join the Alliance RTO. This settlement agreement was approved by the FERC. In July 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO. However, on December 20, 2001, the FERC issued an order that reversed its position and rejected the formation of the Alliance RTO. Instead, the FERC granted RTO status to the Midwest ISO and ordered the Alliance Companies and the Midwest ISO to discuss how the Alliance RTO business model could be accommodated within the Midwest ISO. The Alliance Companies have filed a request for rehearing with the FERC urging it to reverse the findings of its December 2001 order. To preserve its right to a judicial appeal, the Alliance Companies have also filed a petition for review with the United States Circuit Court of Appeals for the District of Columbia. On February 19, 2002, as required by the FERC's December 2001 order, the Alliance Companies filed a status report with the FERC regarding the progress that had been made to fold the Alliance Companies' business plan under the umbrella of the Midwest ISO. It was reported that while the Alliance Companies believed they had reached an agreement in principle with the Midwest ISO regarding the functions and operational relationship, the Midwest ISO reversed its position which caused the Alliance Companies to have concerns about whether an agreement can be reached with the Midwest ISO. The Alliance Companies indicated in their report that they were committed to continue pursuing negotiations with the Midwest ISO, but also stated that ultimately a resolution may have to occur at the FERC. The Midwest ISO also filed a status report with the FERC pursuant to the December 2001 order. The Midwest ISO indicated in its report that in spite of the significant effort made by both parties, a solution to the challenges of integration that is acceptable to the Alliance Companies, the Midwest ISO and its stakeholders had not been reached. On March 6, 2002, the Alliance Companies and National Grid (the managing member of the transmission company formed by the Alliance Companies) filed a motion for a declaratory order with the FERC asking for approval of a proposed division of responsibilities between National Grid and the Midwest ISO. It also sought approval for the Alliance Companies to purchase services from the Midwest ISO at incremental costs and asked the FERC to endorse the rate design and revenue distribution methodology that it approved in 2001, adjusted to take into account that it would now apply to a single RTO. At this time, the Company continues to evaluate its alternatives and is unable to determine the impact that the FERC's December 2001 ruling will have on its future financial condition, results of operations or liquidity.

Illinois
In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) providing for electric utility restructuring in Illinois. This legislation introduces competition into the supply of electric energy at retail in Illinois.

Major provisions of the Illinois Law included the phasing-in through 2002 of retail direct access, which allows customers to choose their electric generation supplier. The phase-in of retail direct access began on October 1, 1999, with large commercial and industrial customers principally comprising the initial group. The remaining commercial and industrial customers were offered choice on December 31, 2000. Commercial and industrial customers represented approximately 55% of the Company's total sales during 2001. As of December 31, 2001, the impact of retail direct access on the Company's financial condition, results of operations or liquidity was immaterial. Retail direct access will be offered to residential customers on May 1, 2002.

Under the Illinois Law, the Company is subject to a residential electric rate decrease of up to 5% in 2002, to the extent its rates exceed the Midwest utility average at that time. In 2001, the Company's Illinois electric rates were below the Midwest utility average.

The Illinois Law also contains a provision allowing for the potential recovery of a portion of stranded costs, which represent costs that would not be recoverable in a restructured environment, through a transition charge collected from customers who choose an alternate electric supplier. In addition, the Illinois Law contains a provision requiring a portion of excess earnings (as defined under the Illinois Law) for the years 1998 through 2004 to be refunded to customers. See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.

In conjunction with another provision of the Illinois Law, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Company transferred its electric generating assets and liabilities, at historical net book value, to Generating Company in exchange for a promissory note from Generating Company in the principal amount of $552 million (the Transfer). The promissory note has a term of five years and bears interest at 7% based on a 10-year amortization. The transferred assets represented a generating capacity of approximately 2,900 megawatts. Approximately 45% of the Company's employees were transferred to Generating Company as a part of the transaction.

In conjunction with the Transfer, an electric power supply agreement was entered into between Generating Company and Marketing Company. In addition, Marketing Company entered into the Power Supply Agreement with the Company to supply it sufficient energy and capacity to meet its obligations as a public utility through December 31, 2004. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Company for resale to native load customers at rates specified by the ICC (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under the Illinois Law at market based prices. In turn, the Company will bill these customers at rates which approximate the costs the Company incurs for its capacity and energy supplied by Generating Company. For the years ended December 31, 2001 and 2000, $413 million and $257 million, respectively, of the Company's power was purchased through the Power Supply Agreement.

As a result of the Transfer, the Company's operating revenues only include revenues and expenses associated with its traditional transmission and distribution operations. In addition, sales under certain wholesale contracts and interchange sales are no longer reflected in operating revenues of the Company after May 1, 2001.

As a result of the Transfer, the Company incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability is being amortized over twenty years. At December 31, 2001, the Company's deferred tax liability and intercompany tax receivable was $195 million, including the current portion of $18 million. At December 31, 2000, the Company's deferred tax liability and intercompany receivable was $211 million including the current portion of $16 million. See
Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion of the Transfer.

The Company's intercompany note receivable from Generating Company related to the Transfer totaled approximately $462 million, including the current portion of $43 million, at December 31, 2001. At December 2000, the intercompany note receivable from Generating Company related to the Transfer totaled approximately $552 million including the current portion of $40 million. Intercompany interest income for the year ended December 31, 2001, 2000 and 1999 totaled approximately $37 million, $27 million and nil, respectively.

The provisions of the Illinois Law could result in lower revenues, reduced profit margins and increased costs of capital and operations expense. At this time, the Company is unable to determine the impact of the Illinois Law on the Company's future financial condition, results of operation or liquidity.

CONTINGENCIES

See Note 2 - Regulatory Matters and Note 10 - Commitments and Contingencies under Notes to Financial Statements for material issues existing at December 31, 2001.

ACCOUNTING MATTERS

In January 2001, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of that adoption was immaterial to the Company. In June 2001, the Derivatives Implementation Group (DIG), a committee of the FASB responsible for providing guidance on the implementation of SFAS 133, reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS 133. Specifically, the DIG concluded that power purchase or sales agreements (both forward contracts and option contracts) may meet an exception for normal purchases and sales accounting treatment if certain criteria are met. This guidance was effective beginning July 1, 2001 and did not have a material impact on the Company's financial condition, results of operations or liquidity upon adoption. In October and again in December 2001, the DIG revised this guidance, with the revisions effective April 1, 2002. The Company does not expect the impact of the DIG's revisions to have a material effect on the Company's financial condition, results of operations or liquidity upon adoption.

In September 2001, the DIG issued guidance regarding the accounting treatment for fuel contracts that combine a forward contract and a purchased option contract. The DIG concluded that contracts containing both a forward contract and a purchased option contract are not eligible to qualify for the normal purchases and sales exception under SFAS 133. This guidance is effective as of April 1, 2002. The Company continues to evaluate the impact of this guidance on its future financial condition, results of operations and liquidity; however, the impact is not expected to be material.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based fair market value. It prohibits use of the pooling-of-interests method of accounting for business combinations. SFAS 141 was effective for all business combinations initiated after June 30, 2001, or transactions completed using the purchase method after June 30, 2001. SFAS 142 requires goodwill recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 142 became effective for the Company as of January 1, 2002. SFAS 141 and SFAS 142 did not have a material effect on the Company's financial position, results of operations or liquidity upon adoption.

In addition, in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. At this time, the Company is assessing the impact of SFAS 143 on its financial position, results of operations and liquidity upon adoption.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30. SFAS 144 was adopted by the Company on January 1, 2002 and did not have a material effect on the Company's financial position, results of operations or liquidity upon adoption.

EFFECTS OF INFLATION AND CHANGING PRICES

The Company's rates for retail electric and gas utility service are generally regulated by the ICC. Wholesale electric rates are regulated by the FERC.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, equity prices, commodity prices, etc.). The following discussion of Ameren's, including the Company's, risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren and the Company also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, and operational risk and are not represented in the following analysis.

Ameren's risk management objective is to optimize its physical generating assets within prudent risk parameters. Risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk
The Company is exposed to market risk through changes in interest rates through its issuance of both long-term and short-term variable-rate debt and fixed-rate debt, commercial paper and auction-rate preferred stock. The Company manages its interest rate exposure by controlling the amount of these instruments it holds within its total capitalization portfolio and by monitoring the effects of market changes in interest rates.

If interest rates increase one percentage point in 2002, as compared to 2001, the Company's interest expense would increase by approximately $0.3 million and net income would decrease by approximately $0.3 million. This amount was determined using the assumptions that the Company's outstanding variable-rate debt, commercial paper and auction-rate preferred stock, as of December 31, 2001, continued to be outstanding throughout 2002, and that the average interest rates for these instruments increased one percent over 2001. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate its exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in the Company's financial structure.

Credit Risk
Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. The Company's physical and financial instruments are subject to credit risk consisting of trade accounts receivables. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising the Company's customer base. No customer represents greater than 10% of the Company's accounts receivable. The Company's revenues are primarily derived from sales of electricity and natural gas to customers in Illinois.

Commodity Price Risk
The Company is exposed to changes in market prices for natural gas and electricity. With regard to its natural gas utility business, the Company's exposure to changing market prices is in large part mitigated by the fact that the Company has a purchased gas adjustment clause (PGA) in place. The PGA allows the Company to pass on to its retail customers its prudently incurred costs of natural gas.

Since the Company does not have a provision similar to the PGA for its electric operations, purchased power commodity price risk is mitigated in part due to the fact that the Company has entered into the Power Supply Agreement for purchased power. See "Electric Industry Restructuring" above and Note 2 - Regulatory Matters under Notes to Financial Statements for further discussion.

SAFE HARBOR STATEMENT

Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements: the effects of regulatory actions, including changes in regulatory policy; changes in laws and other governmental actions; the impact on the Company of current regulations related to the phasing-in of the opportunity for some customers to choose alternative energy suppliers in Illinois; the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Company's business at both the state and federal levels; the effects of participation in a FERC approved RTO, including activities associated with the Midwest ISO and the Alliance RTO; future market prices for purchased power and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices; average rates for electricity in the Midwest; business and economic conditions; the impact of the adoption of new accounting standards; interest rates and the availability of capital; actions of rating agencies and the effects of such actions; weather conditions; the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which could potentially have negative financial effects; monetary and fiscal policies; future wages and employee benefits costs; cost and availability of transmission capacity required to satisfy energy sales made by the Company; and legal and administrative proceedings.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required to be reported by this item is included under "Quantitative and Qualitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" under
Item 7 herein and Notes 4 and 11 to the "Notes to  Financial  Statements"  under
Item 8 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.






                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------






To the Board of Directors and Shareholders of Central Illinois Public Service Company


In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)1 on Page 37 present fairly, in all material respects, the financial position of Central Illinois Public Service Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)1 on Page 37 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 1, 2002


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                      (Thousands of Dollars, Except Shares)

                                                                  December 31,        December 31,
ASSETS                                                                 2001               2000
-----                                                                  ----               ----
Property and plant, at original cost:
   Electric                                                          $ 1,224,391        $ 1,195,418
   Gas                                                                   279,815            273,573
                                                                   --------------      -------------
                                                                       1,504,206          1,468,991
   Less accumulated depreciation and amortization                        693,303            654,897
                                                                   --------------      -------------
                                                                         810,903            814,094
Construction work in progress                                             11,058              6,558
                                                                   --------------      -------------
         Total property and plant, net                                   821,961            820,652
                                                                   --------------      -------------

Investments and other assets:
   Intercompany notes receivable (Note 3)                                418,981            511,701
   Intercompany tax receivable (Note 3)                                  176,602            194,975
   Other assets                                                           16,916             17,085
                                                                   --------------      -------------
         Total investments and other assets                              612,499            723,761

Current assets:
   Cash and cash equivalents                                              25,632             29,801
   Accounts receivable - trade (less allowance for doubtful
         accounts of $1,497 and $1,777, respectively)                    119,064            160,996
   Other accounts and notes receivable (Note 3)                           60,742             25,035
   Intercompany notes receivable (Note 3)                                 42,720             39,925
   Intercompany tax receivable (Note 3)                                   18,373             15,809
   Materials and supplies, at average cost -
      Fossil fuel                                                         33,165             22,560
      Other                                                                9,212              9,821
   Other                                                                   7,133              6,240
                                                                   --------------      -------------
         Total current assets                                            316,041            310,187
                                                                   --------------      -------------
Regulatory assets:
   Deferred income taxes                                                      -                  91
   Other                                                                  32,420             12,450
                                                                   --------------      -------------
         Total regulatory assets                                          32,420             12,541
                                                                   --------------      -------------
Total Assets                                                         $ 1,782,921        $ 1,867,141
                                                                   ==============      =============

CAPITAL AND LIABILITIES
-----------------------
Capitalization:
   Common stock, no par value, 45,000,000 shares authorized -
     25,452,373 shares outstanding                                     $ 120,033          $ 120,033
   Retained earnings                                                     443,865            435,211
   Accumulated other comprehensive income                                  (148)                 -
                                                                   --------------      -------------
         Total common stockholder's equity                               563,750            555,244
                                                                   --------------      -------------
   Preferred stock not subject to mandatory redemption (Note 5)           80,000             80,000
   Long-term debt (Note 7)                                               579,077            463,174
                                                                   --------------      -------------
         Total capitalization                                          1,222,827          1,098,418
Current liabilities:
   Current maturity of long-term debt (Note 7)                            33,000             30,000
   Intercompany notes payable (Note 3)                                        -             223,320
   Accounts and wages payable (Note 3)                                   114,380            106,739
   Accumulated deferred income taxes                                      19,559             19,639
   Taxes accrued                                                          23,140             13,899
   Other                                                                  31,380             33,448
                                                                   --------------      -------------
         Total current liabilities                                       221,459            427,045
                                                                   --------------      -------------
Commitments and contingencies (Notes 2 and 10)
Accumulated deferred income taxes (Note 3)                               255,441            273,505
Accumulated deferred investment tax credits                               11,904             12,965
Regulatory liability                                                      35,775             34,898
Other deferred credits and liabilities                                    35,515             20,310
                                                                   --------------      -------------
Total Capital and Liabilities                                        $ 1,782,921        $ 1,867,141
                                                                   ==============      =============
                                                                   ==============      =============

See Notes to Financial Statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                             (Thousands of Dollars)

                                                       December 31,  December 31,  December 31,
For the year ended                                        2001          2000          1999
                                                          ----          ----          ----
OPERATING REVENUES:
 Electric (Note 3)                                      $ 669,667    $ 717,127    $ 800,255
 Gas                                                      170,151      176,771      132,646
 Other                                                        493         -            -
                                                        ----------   ----------   ----------
  Total operating revenues                                840,311      893,898      932,901


OPERATING EXPENSES:
 Operations
  Fuel and purchased power (Note 3)                       433,330      370,434      314,208
  Gas                                                     110,623      110,335       73,352
  Other (Note 3)                                          124,654      133,557      190,622
                                                        ----------   ----------   ----------
                                                          668,607      614,326      578,182
 Maintenance                                               29,269       44,463      103,582
 Depreciation and amortization                             48,900       61,084       85,336
 Income taxes                                              26,334       43,580       30,773
 Other taxes                                               24,022       38,632       40,313
                                                        ----------   ----------   ----------
  Total operating expenses                                797,132      802,085      838,186
                                                        ----------   ----------   ----------

OPERATING INCOME                                           43,179       91,813       94,715

OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction         -            -              (8)
 Miscellaneous, net (Note 3)                               41,219       27,880        2,030
                                                        ----------   ----------   ----------
  Total other income and (deductions)                      41,219       27,880        2,022
                                                        ----------   ----------   ----------

INCOME BEFORE INTEREST CHARGES                             84,398      119,693       96,737

INTEREST CHARGES:
 Interest (Note 3)                                         39,266       40,569       42,736
 Allowance for borrowed funds used during construction       (177)        (238)          21
                                                        ----------   ----------   ----------
  Net interest charges                                     39,089       40,331       42,757
                                                        ----------   ----------   ----------

NET INCOME                                                 45,309       79,362       53,980

PREFERRED STOCK DIVIDENDS                                   3,627        3,882        3,833
                                                        ----------   ----------   ----------


NET INCOME AVAILABLE FOR COMMON
SHAREHOLDER                                             $  41,682    $  75,480    $  50,147
                                                        ==========   ===========  ==========
                                                        ==========   ===========  ==========


See Notes to Financial Statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                             (Thousands of Dollars)


                                                        December 31,           December 31,           December 31,
For the year ended                                          2001                   2000                   1999
                                                            ----                   ----                   ----

Cash Flows From Operating:
   Net income                                        $     45,309            $     79,362          $     53,980
   Adjustments to reconcile net income to net cash
      Provided by operating activities:
        Depreciation and amortization                      48,900                  61,084                85,336
        Allowance for funds used during construction         (177)                   (238)                   29
        Deferred income taxes, net                        (17,078)                  2,665               (18,562)
        Deferred investment tax credits, net               (1,061)                    524                (2,488)
        Changes in assets and liabilities, net of
        transfer:
           Receivables, net                                 6,225                 (40,569)              (31,362)
           Materials and supplies                          (9,996)                 (4,965)                5,616
           Accounts and wages payable                       7,641                  24,092                24,000
           Taxes accrued                                    9,241                 (18,246)               18,944
           Other, net                                       7,318                 (41,385)               30,169
                                                     --------------------    ------------------    --------------------
Net cash provided by operating activities                  96,322                  62,324               165,662

Cash Flows From Investing:
   Construction expenditures                              (50,618)                (41,321)              (95,302)
   Allowance for funds used during construction               177                     238                   (29)
   Intercompany notes receivable                           89,925                       -                     -
                                                     --------------------    ------------------    --------------------
Net cash provided by (used in) investing activities        39,484                 (41,083)              (95,331)

Cash Flows From Financing:
   Dividends on common stock                              (33,028)                (54,614)              (90,342)
   Dividends on preferred stock                            (3,627)                 (3,882)               (3,833)
   Redemptions -
      Short-term debt                                           -                       -               (46,700)
      Long-term debt                                      (30,000)                (87,000)              (60,000)
      Intercompany notes payable                         (223,320)                      -                     -
   Issuances -
      Long-term debt                                      150,000                  51,100                     -
      Intercompany notes payable                                -                  90,420               132,900
                                                     --------------------    ------------------    --------------------
Net cash used in financing activities                    (139,975)                 (3,976)              (67,975)
                                                     --------------------    ------------------    --------------------

Net change in cash and cash equivalents                    (4,169)                 17,265                 2,356
Cash and cash equivalents at beginning of year             29,801                  12,536                10,180
                                                     --------------------    ------------------    --------------------
Cash and cash equivalents at end of year             $     25,632            $     29,801          $     12,536

Cash paid during the periods:
   Interest (net of amount capitalized)              $     38,081            $     41,946          $     39,140
   Income taxes                                            33,239                  57,938                30,998



-----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
In the second quarter of 2000, the Company transferred its electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of AmerenEnergy Resources Company, in exchange for a promissory note from Generating Company in the principal amount of $552 million. The transaction also resulted in a deferred intercompany tax gain liability and related tax receivable from Generating Company in the amount of $219 million. See Note 2 - Regulatory Matters under Notes to Financial Statements for further information.

See Notes to Financial Statements.



                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                             (Thousands of Dollars)


                                         December 31,  December 31, December 31,
For the year ended                         2001          2000          1999
                                           ----          ----          ----

Common stock                             $ 120,033    $ 120,033      $ 120,033

Retained earnings
   Beginning balance                       435,211      414,345        455,337
   Net income                               45,309       79,362         53,980
   Common stock dividends                  (33,028)     (54,614)       (90,342)
   Preferred stock dividends                (3,627)      (3,882)        (4,630)
                                         ----------   ----------     ----------
                                           443,865      435,211        414,345


Accumulated other comprehensive income
   Beginning balance                           -          -              -
   Change in current period                  (148)        -              -
                                         ----------   ----------     ----------
                                             (148)        -              -
                                         ----------   ----------     ----------
Total common stockholder's equity        $563,750     $ 555,244      $ 534,378
                                         ==========   ==========     ==========

Comprehensive income, net of tax
   Net income                            $ 45,309     $  79,362      $  53,980
   Unrealized net loss on derivative
    hedging instruments                      (148)        -              -
                                         ----------   ----------     ----------
                                         $ 45,161     $  79,362      $  53,980
                                         ==========   ==========     ==========

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

Central Illinois Public Service Company (AmerenCIPS or the Company) is a subsidiary of Ameren Corporation (Ameren), which is the parent company of the following operating companies: the Company, Union Electric Company (AmerenUE), and AmerenEnergy Generating Company (Generating Company), a wholly-owned subsidiary of AmerenEnergy Resources Company (Resources Company). Ameren is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA) formed in December 1997 upon the merger of CIPSCO Incorporated (the Company's former parent) and AmerenUE (the Merger). Both Ameren and its subsidiaries are subject to the regulatory provisions of PUHCA. The affiliated companies are engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the states of Illinois and Missouri. Contracts among the companies--dealing with jointly-operated generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). Administrative support services are provided to the Company by a separate Ameren subsidiary, Ameren Services Company (Ameren Services). The Company is principally engaged in the transmission, distribution and sale of electric energy and natural gas to 325,000 electric and 170,000 gas customers in a 20,000 square-mile region of central and southern Illinois.

The Company also has a 20% common stock interest in Electric Energy, Inc. (EEI), which is accounted for under the equity method of accounting. EEI owns and/or operates electric generating and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. The Company continues to buy 20% of the excess generating output of EEI and sells the output as interchange sales.

In conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law), on May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Company transferred its electric generating assets and liabilities, at historical net book value, to Generating Company (the Transfer). See Note 2 - Regulatory Matters for further information.

Regulation
The Company is regulated by the Illinois Commerce Commission (ICC), the FERC and the SEC. The accounting policies of the Company conform to U.S. generally accepted accounting principles (GAAP). See Note 2 - Regulatory Matters for further information.

Property and Plant
The costs of additions to, and betterments of, units of property and plant are capitalized. Costs include labor, material, applicable taxes and overheads. An allowance for funds used during construction is also added for the Company's assets. Maintenance expenditures and the renewal of items not considered units of property are charged to income, as incurred. When units of depreciable property are retired, the original cost and removal cost, less salvage value, are charged to accumulated depreciation.

Depreciation
Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis. The provision for depreciation in 2001, 2000, and 1999 was approximately 3% of the average depreciable cost.

Fuel, Purchased Power and Gas Costs
The cost of fuel for electric generation and purchased power costs are reflected in base rates with no provision for changes in such cost to be reflected in billings to customers through a fuel adjustment clause. See Note 2 - Regulatory Matters for further information. Changes in gas costs are generally reflected in billings to gas customers through a purchased gas adjustment clause.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and temporary investments purchased with an original maturity of three months or less.

Income Taxes
The Company is included in the consolidated federal income tax return filed by Ameren. As a subsidiary of Ameren, the Company could be considered jointly and severably liable for assessments of additional tax on the consolidated group. Income taxes are allocated to the individual companies based on their respective taxable income or loss. The Company's provision for income taxes has been presented based on federal and state taxes the Company would have presented on a stand-alone company basis. Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates.

Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the related properties.

Allowance for Funds Used During Construction
Allowance for funds used during construction (AFC) is a utility industry accounting practice whereby the cost of borrowed funds and the cost of equity funds (preferred and common stockholders' equity) applicable to the Company's regulated construction program are capitalized as a cost of construction. AFC does not represent a current source of cash funds. This accounting practice offsets the effect on earnings of the cost of financing current construction, and treats such financing costs in the same manner as construction charges for labor and materials.

Under accepted ratemaking practice, cash recovery of AFC, as well as other construction costs, occurs when completed projects are placed in service and reflected in customer rates. The AFC rates were 4 % during 2001, 6% during 2000 and 5% during 1999.

Unamortized Debt Discount, Premium and Expense
Discount, premium, and expense associated with long-term debt are amortized over the lives of the related issues.

Revenue
The Company accrues an estimate of electric and gas revenues for service rendered, but unbilled, at the end of each accounting period.

Energy Contracts
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" became effective on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet measured at fair value. The intended use of derivatives and their designation as either a fair value hedge, a cash flow hedge, or a foreign currency hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income in stockholders' equity. See Note 4 - Risk Management and Derivative Financial Instruments for further information.

The  Emerging  Issues Task Force of the  Financial  Accounting  Standards  Board
(EITF) Issue 98-10, "Accounting for Energy Trading and Risk Management Activities" became effective on January 1, 1999. EITF 98-10 provides guidance on the accounting for energy contracts entered into for the purchase or sale of electricity, natural gas, capacity and transportation. The EITF reached a consensus in EITF 98-10 that sales and purchase activities being performed need to be classified as either trading or nontrading. Furthermore, transactions that are determined to be trading activities would be recognized on the balance sheet measured at fair value, with changes in fair market value included in earnings. Prior to the Transfer, AmerenEnergy, Inc., an energy marketing subsidiary of Ameren, entered into contracts for the sale and purchase of energy on behalf of the Company. See Note 2 - Regulatory Matters for further discussion of the Transfer. Virtually all of AmerenEnergy's transactions on behalf of the Company were considered nontrading activities and were accounted for using the accrual or settlement method. Subsequent to the Transfer, the Company no longer owns any generation assets and receives all of its power under the power supply agreement with AmerenEnergy Marketing Company (the Power Supply Agreement) (see Note 2 - Regulatory Matters for further information), which is accounted for on the settlement basis.

Evaluation of Assets for Impairment
SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," prescribes general standards for the recognition and measurement of impairment losses. The Company determines if long-lived assets are impaired by comparing their undiscounted expected future cash flows to their carrying amount. An impairment loss is recognized if the undiscounted expected future cash flows are less than the carrying amount of the asset. SFAS 121 also requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. See Note 2 - Regulatory Matters for further information. As of December 31, 2001, no impairment was identified.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121. SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30. SFAS 144 was adopted by the Company on January 1, 2002 and did not have a material effect on the Company's financial position, results of operations or liquidity.

Asset Retirement Obligations
In addition, in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. At this time, the Company is assessing the impact of SFAS 143 on its financial position, results of operations and liquidity upon adoption.

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

New Accounting Pronouncements
In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based fair market value. It prohibits use of the pooling-of-interests method of accounting for business combinations. SFAS 141 was effective for all business combinations initiated after June 30, 2001, or transactions completed using the purchase method after June 30, 2001. SFAS 142 requires goodwill recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 142 became effective for the Company on January 1, 2002. SFAS 141 and SFAS 142 did not have a material effect on the Company's financial position, results of operations or liquidity upon adoption.

Reclassifications
Certain reclassifications have been made to prior years' financials statements to conform with 2001 reporting.

NOTE 2 - Regulatory Matters

Illinois Electric Restructuring
In December 1997, the Governor of Illinois signed the Illinois Law providing for
electric  utility  restructuring  in  Illinois.   This  legislation   introduces
competition into the supply of electric energy at retail in Illinois.

Under the Illinois Law, retail direct access, which allows customers to choose their electric generation suppliers, will be phased in over several years.
Access for commercial and industrial customers occurred over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002.

As a requirement of the Illinois Law, in March 1999, the Company filed delivery service tariffs with the ICC. These tariffs would be used by electric customers who choose to purchase their power from alternate suppliers. In August 1999, the ICC issued an order approving the delivery services tariffs, with an allowed rate of return on equity of 10.45%. In December 2000, the Company and AmerenUE filed revised Illinois delivery service tariffs with the ICC. The purpose of the filing was to update financial information that was used to establish the initial rates and to propose new rates. Additionally, the filing establishes tariffs for residential customers who may choose to purchase their power from alternate suppliers beginning in May 2002. In December 2001, the ICC issued an Order approving the delivery service tariffs, with an allowed rate of return on equity of 11.35%.

Under the Illinois Law, the Company is subject to a residential electric rate decrease of up to 5% in 2002, to the extent its rates exceed the Midwest utility average at that time. In 2001, the Company's Illinois electric rates were below the Midwest utility average.

The Illinois Law also contains a provision requiring that one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2004 to be refunded to the Company's customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5% of the two-year average of an Index, as defined in the Illinois Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the 30-year U.S. Treasury bonds, plus prescribed percentages ranging from 4% to 7%. Filings must be made with the ICC on, or before, March 31 of each year 2000 through 2005. The Company did not record any estimated refunds to Illinois customers in 2001.

In conjunction with another provision of the Illinois Law, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, the Company transferred its electric generating assets and liabilities, at historical net book value, to Generating Company in exchange for a promissory note from Generating Company in the principal amount of $552 million. As of December 31, 2001, $462 million of the promissory note was outstanding of which $43 million was a current asset. As of December 31, 2000, $552 million of the promissory note was outstanding including the current portion of $40 million. The promissory note bears interest at 7% and has a term of five years payable based on a 10-year amortization. The transferred assets represented generating capacity of approximately 2,900 megawatts. Approximately 45% of the Company's employees were transferred to Generating Company as a part of the transaction. The significant components of the net assets transferred are as follows:

(Millions of dollars)
Cash                                              $        6
Other receivable - intercompany                           26
Material and supplies                                     54
Other current assets                                       6
Property and plant, net                                  635
                                       ----------------------

Total assets transferred                          $      727
                                       ----------------------


Accounts payable                                  $        6
Other current liabilities                                  3
Other deferred credits                                     2
Deferred investment tax credits                           20
Deferred tax liabilities, net                            144
                                       ----------------------

Total liabilities transferred                     $      175
                                       ----------------------


Net assets transferred                            $      552
                                       ----------------------

In conjunction with the Transfer, an electric power supply agreement was entered into between Generating Company and its newly created nonregulated affiliate, AmerenEnergy Marketing Company (Marketing Company), also a wholly-owned subsidiary of Resources Company. In addition, Marketing Company entered into the Power Supply Agreement with the Company to supply it sufficient energy and capacity to meet its obligations as a public utility through December 31, 2004. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to the Company for resale to native load customers at rates specified by the ICC (which approximate the historical regulatory rates for generation) or to retail customers allowed choice of an electric supplier under state law at market based prices. In turn, the Company will bill these customers at rates which approximate the costs the Company incurs for its capacity and energy supplied by Marketing Company. For the years ended December 31, 2001 and 2000, $413 million and $257 million, respectively, of the Company's purchased power was derived under the Power Supply Agreement.

As a result of the Transfer and the Power Supply Agreement, the Company's operating revenues subsequent to May 1, 2000 only include revenues and expenses associated with its transmission and distribution operations. In addition, sales under certain wholesale contracts and interchange sales will no longer be reflected in operating revenues of the Company after May 1, 2000.

As a result of the transfer, the Company incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At December 31, 2001, the Company's deferred tax liability and intercompany tax receivable was $195 million including the current portion of $18 million. At December 31, 2000, the Company's deferred tax liability and intercompany receivable was $211 million including the current portion of $16 million.

The Company's intercompany note receivable from Generating Company related to the Transfer totaled approximately $462 million including the current portion of $43 million at December 31, 2001. At December 2000, the intercompany note receivable from Generating Company related to the Transfer totaled approximately $552 million including the current portion of $40 million. Intercompany interest income for the year ended December 31, 2001, 2000 and 1999 totaled approximately $37 million, $27 million and nil, respectively.

Other provisions of the Illinois Law include (1) potential recovery of a portion of stranded costs, which represent costs which would not be recoverable in a restructured environment, through a transition charge collected from customers who choose another electric supplier; (2) a mechanism to securitize certain future revenues; and (3) a provision relieving the Company of the requirement to file electric rate cases or alternative regulatory plans, following the consummation of the Merger to reflect the effects of net merger savings.

In August 1999, the Company filed a transmission system rate case with the FERC. This filing was primarily designed to implement rates, terms and conditions for transmission service for wholesale customers and those retail customers who choose other suppliers as allowed under the Illinois Law. In January 2000, the Company and other parties to the rate case entered into a settlement agreement resolving all issues pending before the FERC. In May 2000, the FERC approved the settlement and allowed the settlement rates to become effective as of the first quarter of 2000.

The provisions of the Illinois Law could also result in lower revenues, reduced profit margins and increased costs of capital and operations expense. At this time, the Company is unable to determine the impact of the Illinois Law on its future financial condition, results of operations or liquidity.

Gas
In February 1999, the ICC approved an $8 million annual rate increase for natural gas service. The increase became effective in February 1999.

Midwest ISO and Alliance RTO
In 1998, the Company joined a group of companies that originally supported the formation of the Midwest Independent System Operator (Midwest ISO). An ISO operates, but does not own, electric transmission systems and maintains system reliability and security, while facilitating wholesale and retail competition through the elimination of "pancaked" transmission rates. The Midwest ISO is regulated by the FERC. The FERC conditionally approved the formation of the Midwest ISO in September 1998.

In December 1999, the FERC issued Order 2000 relating to Regional Transmission Organizations (RTOs) that would meet certain characteristics such as size and independence. RTOs, including ISOs, are entities that ensure comparable and non-discriminatory access to regional electric transmission systems. Order 2000 calls on all transmission owners to join RTOs.

In the fourth quarter of 2000, the Company and AmerenUE announced their intention to withdraw from the Midwest ISO and to join the Alliance RTO. The Company recorded a pretax charge to earnings of $8 million ($5 million after taxes), which related to the Company's estimated obligation under the Midwest ISO agreement for costs incurred by the Midwest ISO, plus estimated exit costs. In 2001, the Company and AmerenUE announced that they had signed an agreement to join the Alliance RTO. In a proceeding before the FERC, the Alliance RTO and the Midwest ISO reached an agreement that would enable the Company and AmerenUE to withdraw from the Midwest ISO and to join the Alliance RTO. This settlement agreement was approved by the FERC. In July 2001, the FERC conditionally approved the formation, including the rate structure, of the Alliance RTO. However, on December 20, 2001, the FERC issued an order that reversed its position and rejected the formation of the Alliance RTO. Instead, the FERC granted RTO status to the Midwest ISO and ordered the Alliance Companies and the Midwest ISO to discuss how the Alliance RTO business model could be accommodated within the Midwest ISO. At this time, the Company is evaluating its alternatives, including the possible appeal of the December 2001 order, and is unable to determine the impact that the FERC's latest ruling will have on its future financial condition, results of operations or liquidity.

Regulatory Assets and Liabilities
In accordance with SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation," the Company has deferred certain costs pursuant to actions of its regulators, and is currently recovering such costs in electric rates charged to customers.
At December 31, the Company had recorded the following regulatory assets and regulatory liability:
--------------------------------------------------------------------------------
(In Millions)                                        2001             2000
--------------------------------------------------------------------------------
Regulatory Assets:
 Recoverable costs - contaminated facilities (a)     $ 26             $  6
 Unamortized loss on reacquired debt (b)                6                6
--------------------------------------------------------------------------------
Regulatory Assets                                    $ 32             $ 12
--------------------------------------------------------------------------------
Regulatory Liability:
  Income taxes (c)                                   $ 36             $ 35
--------------------------------------------------------------------------------
Regulatory Liability                                 $ 36             $ 35
--------------------------------------------------------------------------------
(a) Represents the recoverable portion of accrued environmental site liabilities.
(b) Represents losses related to refunded debt. These amounts are being amortized over the lives of the related new debt issues or the remaining lives of the old debt issues if no new debt was issued.
(c) See Note 8 - Income Taxes.

The Company continually assesses the recoverability of its regulatory assets. Under current accounting standards, regulatory assets are written off to earnings when it is no longer probable that such amounts will be recovered through future revenues. However, as noted in the above paragraphs, electric industry restructuring legislation may impact the recoverability of regulatory assets in the future.

NOTE 3 - Related Party Transactions

The Company has transactions in the normal course of business with other Ameren subsidiaries. These transactions are primarily comprised of power purchases and sales, including power purchases derived under the Power Supply Agreement between the Company and Marketing Company, and services received or rendered. Intercompany power purchases totaled $433 million, $290 million and $36 million for 2001, 2000 and 1999, respectively. Intercompany power sales totaled $21 million, $45 million and $62 million for 2001, 2000 and 1999, respectively. Intercompany receivables included in other accounts and notes receivable were approximately $38 million and $8 million, respectively, as of December 31, 2001 and 2000. Intercompany payables included in accounts and wages payable totaled approximately $87 million and $75 million, respectively, as of December 31, 2001 and 2000.

In addition, the Company has the ability to borrow up to approximately $831 million from Ameren or from two of Ameren's other subsidiaries, AmerenUE or Ameren Services, through a regulated money pool agreement as of December 31, 2001. The total amount available to the Company at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenUE or Ameren Services, but increased to the extent AmerenUE or Ameren Services have surplus funds and the availability of other external borrowing sources. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements of the Company, AmerenUE and Ameren Services and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the years ended December 31, 2001 and 2000, the average interest rates for the regulated money pool were 3.95% and 6.29%, respectively. For the years ended December 31, 2001, 2000 and 1999 intercompany interest expense totaled approximately $4 million, $8 million and $3 million, respectively. At December 31, 2001, the Company had $24 million of intercompany receivables outstanding and $257 million available through the regulated money pool. At December 31, 2000, the Company had $197 million of intercompany money pool borrowings outstanding. See Note 6 - Short-Term Borrowings for further information.

Other operating expenses consist primarily of wages, employee benefits costs, professional services costs and expenses associated with support services provided by Ameren Services. Support services provided by Ameren Services are based on actual costs incurred. For each of the years ended December 31, 2001, 2000 and 1999 other operating expenses provided by Ameren Services totaled $54 million, $52 million and $60 million, respectively.

In conjunction with the Transfer, the Company incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At December 31, 2001, the Company's deferred tax liability and intercompany tax receivable was $195 million including the current portion of $18 million. At December 31, 2000, the Company's deferred tax liability and intercompany tax receivable was $211 million including the current portion of $16 million.

The Company's intercompany note receivable from Generating Company related to the Transfer totaled approximately $462 million including the current portion of $43 million at December 31, 2001. The Company's intercompany note receivable from Generating Company related to the Transfer totaled approximately $552 million including the current portion of $40 million at December 31, 2000. Intercompany interest income recorded in miscellaneous, net for the years ended December 31, 2001, 2000 and 1999, totaled approximately $37 million, $27 million and nil, respectively.

NOTE 4 - Risk Management and Derivative Financial Instruments

The Company handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Ameren's risk management objective is to optimize its physical generating assets within prudent risk parameters. Risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Market Risk
The Company is exposed to changes in market prices for natural gas and electricity. With regard to its natural gas utility business, the Company's exposure to changing market prices is in large part mitigated by the fact that the Company has a purchased gas adjustment clause (PGA) in place. The PGA allows the Company to pass on to its customers its prudently incurred costs of natural gas.

Since the Company does not have a provision similar to the PGA for its electric operations, purchased power commodity price risk is mitigated in part due to the fact that the Company has entered into a long-term contract with a supplier for purchased power through the Power Supply Agreement. See Note 2 - Regulatory Matters for further discussion.

Credit Risk
Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. The Company' physical and financial instruments are subject to credit risk consisting of trade accounts receivable. The Company's financial instruments subject to credit risk consist primarily of trade accounts receivables. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising the Company's customer base. No customer represents greater than 10% of the Company's accounts receivable. The Company's revenues are primarily derived from sales of electricity and natural gas to customers in Illinois.

Derivative Financial Instruments
In January 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2001, the Derivatives Implementation Group (DIG), a committee of the FASB responsible for providing guidance on the implementation of SFAS 133, reached a conclusion regarding the appropriate accounting treatment of certain types of energy contracts under SFAS
133. Specifically, the DIG concluded that power purchase or sales agreements (both forward contracts and option contracts) may be accounted for as normal purchases and sales if certain criteria are met. This guidance was effective beginning July 1, 2001, and did not have a material impact on the Company's financial condition, results of operations or liquidity upon adoption. In October and again in December 2001, the DIG revised this guidance, with the revisions generally effective April 1, 2002. The Company does not expect the impact of the DIG's revisions to have a material effect on the Company's financial condition, results of operations, or liquidity upon adoption.

In September 2001, the DIG issued guidance regarding the accounting treatment for fuel contracts that combine a forward contract and a purchased option contract. The DIG concluded that contracts containing both a forward contract and a purchased option contract are not eligible to qualify for the normal purchases and sales exception under SFAS 133. This guidance is effective as of April 1, 2002. The Company continues to evaluate the impact of this guidance on its future financial condition, results of operations and liquidity; however, the impact is not expected to be material.

NOTE 5 - Preferred Stock

At December 31, 2001 and 2000, the Company had 4.6 million shares of authorized preferred stock. There were 2 million shares of cumulative preferred and 2.6 million shares of preferred without par value (aggregate stated value not to exceed $65 million) authorized.

Outstanding   preferred  stock  is  entitled  to  cumulative  dividends  and  is
redeemable    at    the    prices    shown    in    the     following     table:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Preferred Stock Not Subject to Mandatory Redemption:
(Dollars in Millions)
--------------------------------------------------------------------------------
                                       Redemption Price        December 31,
                                         (per share)        2001         2000
                                                            ----         ----
Par value $100 Series--
4.00% Series - 150,000 shares             $101.00           $15          $15
4.25% Series - 50,000 shares               102.00             5            5
4.90% Series - 75,000 shares               102.00             8            8
4.92% Series - 50,000 shares               103.50             5            5
5.16% Series - 50,000 shares               102.00             5            5
1993 Auction - 300,000 shares              100.00 (a)        30           30
6.625% Series - 125,000 shares             100.00            12           12
--------------------------------------------------------------------------------
Total Preferred Stock Outstanding Not
Subject To Mandatory Redemption                             $80          $80
--------------------------------------------------------------------------------
(a) Dividend rates, and periods during which such rates apply, vary depending on the Company's selection of certain defined dividend period lengths. The average dividend rate during 2001 was 3.63%.

--------------------------------------------------------------------------------
NOTE 6 - Short-Term Borrowings

Short-term borrowings of the Company consist of commercial paper (maturities generally within 1-45 days) and bank loans. At December 31, 2001 and 2000, the Company had no outstanding short-term borrowings.

At December 31, 2001, the Company had committed bank lines of credit, aggregating $25 million, all of which were unused and available at such date. These lines make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate, or other options. These lines of credit are renewable annually at various dates throughout the year.

Also, the Company has the ability to borrow up to approximately $831 million from Ameren, AmerenUE or Ameren Services through a regulated money pool agreement. The regulated money pool was established to coordinate and provide for certain short-term cash and working capital requirements and is administered by Ameren Services. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. At December 31, 2001, the Company had no intercompany borrowings outstanding and $257 million available through the regulated money pool. See
Note 3 - Related Party Transactions for further information.

NOTE 7 - Long-Term Debt

Long-term debt outstanding at December 31, was:
--------------------------------------------------------------------------------
(In Millions)                                                 2001       2000
--------------------------------------------------------------------------------
First Mortgage Bonds (a)
--------------------------------------------------------------------------------
 6.73% Series 1997-2 paid in 2001                             $ -         $20
 6 3/4% Series Y due 2002                                      23          23
 6 3/8% Series Z due 2003                                      40          40
 6.49% Series 1995-1 due 2005                                  20          20
 7.05% Series 1997-2 due 2006                                  20          20
 7 1/2% Series X due 2007                                      50          50
 6.625% Series due 2011                                       150           -
 7.61% Series 1997-2 due 2017                                  40          40
 6.125% Series due 2028                                        60          60
 Other  5.375% - 6.99% due 2002 through 2008                   30          40
--------------------------------------------------------------------------------
                                                              433         313
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Pollution Control Loan Obligations
--------------------------------------------------------------------------------
  2000 Series A 5.5% due 2014 (b)                              51          51
  1993 Series C-1 5.95% due 2026 (b)                           35          35
  1993 Series C-2  5.70% due 2026                              25          25
  1993 Series A 6 3/8% due 2028                                35          35
  1993 Series B-1 5% due 2028 (b)                              17          17
  1993 Series B-2 5.90% due 2028                               18          18
--------------------------------------------------------------------------------
                                                              181         181
Unamortized Discount and Premium on Debt                       (2)         (1)
Maturities Due Within One Year                                (33)        (30)
--------------------------------------------------------------------------------
Total Long-Term Debt                                         $579        $463
--------------------------------------------------------------------------------

(a) At December 31, 2001, substantially all of the property and plant was mortgaged under, and subject to liens of, the respective indentures pursuant to which the bonds were issued.
(b) Variable rate tax-exempt pollution control indebtedness was converted to long-term fixed rates.


Maturities of long-term debt through 2006 are as follows:

-------------------------------------------------------
(In Millions)                        Principal Amount
-------------------------------------------------------
                             2002                 $33
                             2003                  45
                             2004                   -
                             2005                  20
                             2006                  20
------------------------------------------------------

NOTE 8 - Income Taxes

Total income tax expense for 2001 resulted in an effective tax rate of 38% on earnings before income taxes (36% in 2000 and 1999).

Principal reasons such rates differ from the statutory federal rate:
--------------------------------------------------------------------------------
                                                 2001     2000     1999
--------------------------------------------------------------------------------
Statutory federal income tax rate                 35%      35%      35%
Increases (decreases) from:
  Depreciation differences                         -       (2)       -
  Amortization of investment tax credit           (1)      (1)      (3)
  State income tax                                 5        4        5
  Other                                           (1)       -       (1)
--------------------------------------------------------------------------------
Effective income tax rate                         38%      36%      36%
--------------------------------------------------------------------------------

Income tax expense components:
--------------------------------------------------------------------------------
(In Millions)                                    2001     2000     1999
--------------------------------------------------------------------------------
Taxes currently payable (principally
  federal):
Included in operating expenses                   $44      $42      $52
Included in other income -
Miscellaneous, net                                 2        -        -
--------------------------------------------------------------------------------
                                                  46       42       52
--------------------------------------------------------------------------------

Deferred taxes (principally federal):
Included in operating expenses--
     Depreciation differences                    (19)     (13)      (7)
     Other                                         2       16      (12)
--------------------------------------------------------------------------------
                                                 (17)       3      (19)
--------------------------------------------------------------------------------

Deferred investment tax credits,
  Amortization
Included in operating expenses                    (1)      (1)      (2)
--------------------------------------------------------------------------------
Total income tax expense                        $ 28     $ 44     $ 31
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

Temporary differences gave rise to the following deferred tax assets and deferred tax liabilities at December 31:
--------------------------------------------------------------------------------
(In Millions)                                                  2001       2000
--------------------------------------------------------------------------------
Accumulated deferred income taxes:
  Accelerated depreciation                                     $ 88       $ 86
  Capitalized taxes and expenses                                 62         63
  Regulatory liabilities, net                                   (33)       (32)
  Prepayments                                                    (6)       (25)
  Deferred benefit costs                                         (8)       (10)
  Deferred intercompany tax gain                                172        211
--------------------------------------------------------------------------------
Total net accumulated deferred income tax liabilities          $275       $293
--------------------------------------------------------------------------------

NOTE 9 - Retirement Benefits

Ameren has defined benefit plans covering substantially all employees of the Company. Benefits are based on the employees' years of service and compensation. Ameren's Plans are funded in compliance with income tax regulations and federal funding requirements. The Company, along with other subsidiaries of Ameren, is a participant in Ameren's Plans and is responsible for its proportional share of the costs. The Company's share of the pension costs for 2001, 2000 and 1999 were $0.6 million, $1 million and $6 million, respectively, of which approximately 20%, 23% and 20%, respectively, were charged to construction accounts.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. On January 1, 2000, the AmerenUE and AmerenCIPS postretirement medical benefit plans combined to form the Ameren Postretirement Benefit Plans (Ameren Postretirement Plans). The Ameren Postretirement Plans cover substantially all employees of the Company. The Ameren Postretirement Plans are funded in compliance with income tax regulations and federal funding requirements. The ICC allows the recovery of postretirement benefit costs in rates to the extent that such costs are funded. The Company, along with other subsidiaries of Ameren, is a participant in the Ameren Postretirement Plans and is responsible for its proportional share of the costs. The Company's share of the postretirement benefit costs for 2001 and 2000 was $10 million and $5 million, respectively, of which approximately 20% and 20%, respectively, were charged to construction accounts. The Company's postretirement plan information for 1999 is presented separately.


The Company's postretirement benefit costs in 1999 were $3 million, of which 10% were charged to construction accounts.

Components of Net Periodic Postretirement Benefit Cost:
------------------------------------------------------------------
(In Millions)                                           1999
------------------------------------------------------------------
Service cost                                             $3
Interest cost                                             9
Expected return on plan assets                           (9)
Amortization of:
      Transition obligation                               6
      Actuarial gain                                     (6)
-----------------------------------------------------------------
Net periodic benefit cost                                $3
-----------------------------------------------------------------

NOTE 10 - Commitments and Contingencies

The Company is engaged in a capital program under which expenditures of approximately $400 million, including AFC, are anticipated over the next five years. The Company and AmerenUE are considering the potential transfer of AmerenUE's Illinois-based electric and gas business to the Company which could impact future capital expenditure and resource requirements.

The Company has existing contracts with pipeline and natural gas suppliers to provide, transport and store natural gas for distribution. Gas-related contract cost commitments for 2002 through 2006 are estimated to total $115 million. Total delivered natural gas costs were $111 million for 2001, $110 million for 2000 and $73 million for 1999.

In 1999, the Company and two of its coal suppliers executed agreements to terminate their existing coal supply contracts, effective December 31, 1999. Under these agreements, the Company made termination payments to the suppliers totaling approximately $52 million. These termination payments were recorded as an unusual charge in the fourth quarter of 1999, equivalent to $31 million, after income taxes. Total pretax fuel cost savings of $27 million were realized in 2000 by Ameren.

The Company is involved in a number of remediation actions to clean up hazardous waste sites as required by federal and state law. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal, or ownership of a disposal site. The Company has been identified by the federal or state governments as a potentially responsible party at several contaminated sites. As part of the Transfer, the Company has contractually agreed to indemnify Generating Company for remediation costs associated with pre-existing environmental contamination at the sites of the Company's former coal plants.

The Company owns or is otherwise responsible for 13 manufactured gas plant (MGP) sites in Illinois. The ICC permits the recovery of remediation and litigation costs associated with certain former MGP sites located in Illinois from the Company's Illinois electric and natural gas utility customers through environmental adjustment clause rate riders. To be recoverable, such costs must be prudently and properly incurred and are subject to annual reconciliation review by the ICC. Through December 31, 2001, the total costs deferred, net of recoveries from insurers and environmental adjustment clause rate riders, was $27 million.

In addition, the Company's operations, or that of its predecessor companies, involve the use, disposal and, in appropriate circumstances, the cleanup of substances regulated under environmental protection laws. Expenditures relating to such activities are not expected to have a material adverse effect on the Company's financial position, results of operation or liquidity.

The Company's union employees are represented by the International Brotherhood of Electrical Workers and the International Union of Operating Engineers. These employees comprise approximately 65% of the Company's workforce. Labor agreements covering substantially all represented employees of the Company expire on June 30, 2002.

Regulatory changes enacted and being considered at the federal and state levels continue to change the structure of the utility industry and utility regulation, as well as encourage increased competition. At this time, the Company is unable to predict the impact of these changes on the Company's financial condition, results of operations or liquidity. See Note 2 - Regulatory Matters for further information.

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

Carrying   amounts  and  estimated  fair  values  of  the  Company's   financial
instruments at December 31:

                                                      2001              2000
--------------------------------------------------------------------------------
(In Millions)                                  Carrying  Fair   Carrying   Fair
                                                Amount   Value   Amount    Value
--------------------------------------------------------------------------------
Long-term debt (including current portion)       $612    $621    $493      $504
Preferred Stock                                    80      69      80        65
--------------------------------------------------------------------------------

NOTE 12 - Segment Information

AmerenCIPS' business segments provide electric and gas service in portions of Illinois. The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Segment data includes a charge allocating costs of administrative support services to each of the segments. These costs are accumulated in a separate Ameren subsidiary, Ameren Services, which provides a variety of support services to the Company. The Company evaluates the performance of its segments and allocates resources to them, based on revenues and operating income.

The table below presents information about the reported revenues and operating income of the Company for the years ended December 31:

---------------------------------------------------------------
(In Millions)             Electric       Gas        Total
---------------------------------------------------------------
---------------------------------------------------------------
2001
---------------------------------------------------------------
Revenues                $  670        $  170        $  840
Operating income            36             7            43
----------------------------------------------------------------
----------------------------------------------------------------
2000
----------------------------------------------------------------
Revenues                $  717        $  177        $  894
Operating income            77            15            92
----------------------------------------------------------------
----------------------------------------------------------------
1999
----------------------------------------------------------------
Revenues                $  800        $  133        $  933
Operating income            86             9            95
----------------------------------------------------------------

Specified items included in segment profit/loss for the year ended December 31:

--------------------------------------------------------------------------------
(In Millions)                          Electric      Gas          Total
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
2001
--------------------------------------------------------------------------------
Depreciation, depletion
    and amortization expense           $  41         $  8         $  49
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
2000
--------------------------------------------------------------------------------
Depreciation, depletion
    and amortization expense           $  53         $  8         $  61
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
1999
--------------------------------------------------------------------------------
Depreciation, depletion
    and amortization expense           $  77         $  8         $  85
--------------------------------------------------------------------------------

Specified item related to segment assets as of December 31:

--------------------------------------------------------------------------------
(In Millions)                          Electric      Gas          Total
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
2001
--------------------------------------------------------------------------------
Expenditures for additions
   to long-lived assets                $  41         $ 10         $  51
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
2000
--------------------------------------------------------------------------------
Expenditures for additions
   to long-lived assets                $  35         $  6         $  41
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
1999
--------------------------------------------------------------------------------
Expenditures for additions
   to long-lived assets                $  86         $  9         $  95
--------------------------------------------------------------------------------

SELECTED QUARTERLY INFORMATION  (Unaudited)
------------------------------
(Thousands of Dollars)

--------------------------------------------------------------------------------
                                                              Net
                                                          Income/(Loss)
Quarter Ended                      Operating     Net       Available for
                        Operating   Income/    Income/      Common
                        Revenues    (Loss)      (Loss)     Stockholder
-------------------------------------------------------------------------------
March 31, 2001          $ 261,455   $ 10,770    $ 10,875    $  9,900
March 31, 2000            255,327     35,734      26,332      25,339
June 30, 2001             169,636      9,549       9,938       9,037
June 30, 2000             195,119     22,185      19,904      19,067
September 30, 2001        229,267     23,978      25,255      24,353
September 30, 2000        219,248     30,994      31,828      30,801
December 31, 2001         179,953     (1,118)       (759)     (1,608)
December 31, 2000  (a)    224,204      2,900       1,298         273

(a) The fourth quarter of 2000 included an unusual charge related to the withdrawal from the Midwest ISO that reduced net income $5 million. (See
     Note 2 - Regulatory Matters under Notes to Financial Statements for further information.)

Other changes in quarterly earnings are due to the effect of weather on sales and other factors that are characteristic of public utility operations.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Any information concerning directors required to be reported by this item is included under "Item (1): Election of Directors" in the AmerenCIPS' 2002 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

     Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

     Any information required to be reported by this item is included under "Executive Compensation" in AmerenCIPS' 2002 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Any information required to be reported by this item is included under "Security Ownership" in AmerenCIPS' 2002 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Any information required to be reported by this item is included under "Item (1): Election of Directors" in AmerenCIPS' 2002 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.

      (a) The following documents are filed as a part of this report:

      1. Financial Statements and Financial Statement Schedule Covered by Report of Independent Accountants

                                                                   Pages Herein
                                                                   ------------

          Report of Independent Accountants........................      18
          Balance Sheet - December 31, 2001 and 2000...............      19
          Statement of Income - Years 2001, 2000, and 1999.........      20
          Statement of Cash Flows - Years 2001, 2000, and 1999.....      21
          Statement of Common Stockholder's
           Equity - Years 2001, 2000, and 1999.....................      22
          Notes to Financial Statements............................      23
          Valuation and Qualifying Accounts (Schedule II)
          Years 2001, 2000, and 1999...............................      38

     Schedules not included have been omitted because they are not applicable or the required data is shown in the aforementioned financial statements.


     2.  Exhibits:  See EXHIBITS beginning on Page 40.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of 2001.




                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

           Col.  A                              Col.B                       Col. C                 Col. D         Col. E
           -------                              -----                       ------                 ------         ------

                                                                            Additions
                                                                  ---------------------------
                                                                    (1)                (2)
                                                Balance at        Charged to                                      Balance at
                                                beginning         costs and         Charged to                     end of
           Description                           of period         expenses       other accounts    Deductions     period
           -----------                          ----------        -----------     --------------    ----------     ------
                                                                                                     (Note)

Year ended December 31, 2001

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts             $1,776,792        $6,145,000                       $6,424,541     $1,497,251
                                                ==========        ==========                       ==========     ==========
Year ended December 31, 2000

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts             $1,827,878        $3,100,000                       $3,151,086     $1,776,792
                                                ==========        ==========                       ==========     ==========

Year ended December 31, 1999

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts             $1,714,232        $3,400,000                       $3,286,354     $1,827,878
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

                                       CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                                      (Registrant)

Date   March 28, 2002                  By    /s/ G. L. Rainwater
       --------------                    --------------------------------
                                                 G. L. Rainwater
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                 Title                           Date
              ---------                 -----                           ----

     /s/ Gary L. Rainwater        President, Chief Executive      March 28, 2002
     ------------------------     Officer and Director
         Gary L. Rainwater        (Principal Executive Officer)


     /s/ Warner L. Baxter         Senior Vice President and       March 28, 2002
     ------------------------     Director
         Warner L. Baxter         (Principal Financial Officer)


     /s/ Martin J. Lyons          Controller                      March 28, 2002
     ------------------------     (Principal Accounting Officer)
         Martin J. Lyons

     /s/ Paul A. Agathen          Senior Vice President and       March 28, 2002
     ------------------------     Director
         Paul A. Agathen

     /s/ Thomas R. Voss           Senior Vice President and       March 28, 2002
     ---------------------        Director
         Thomas R. Voss

     /s/ Charles W. Mueller       Director                        March 28, 2002
     ------------------------
         Charles W. Mueller

                                    EXHIBITS

                             Exhibits Filed Herewith
                             -----------------------

Exhibit No.                    Description
-----------                    -----------

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

Exhibit No.                    Description
----------                     -----------

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

      3.2(ii)     - By-Laws of the Company as amended effective August 26, 1999
                    (September 30, 1999 Form 10-Q, Exhibit 3(ii)).

      4.1         - Indenture of Mortgage or Deed of Trust dated October 1,
                    1941, from the Company to Continental Illinois National
                    Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees (U.S. Bank Trust National Association and Patrick
                    J. Crowley are successor Trustees) (Exhibit 2.01 in File
                    No. 2-60232). Supplemental Indentures dated, respectively September 1, 1947, January 1, 1949, February 1, 1952, September 1, 1952, June 1, 1954, February 1, 1958, January 1, 1959, May 1, 1963, May 1, 1964, June 1, 1965, May 1,
                    1967, April 1, 1970, April 1, 1971, September 1, 1971,
                    May 1, 1972, December 1, 1973, March 1, 1974, April 1, 1975,
                    October 1, 1976, November 1, 1976, October 1, 1978,
                    August 1, 1979, February 1, 1980, February 1, 1986, May 15, 1992, July 1, 1992, September 15, 1992, April 1, 1993,
                    June 1, 1995, March 15, 1997, June 1, 1997, December 1, 1998
                    and June 1, 2001 between the Company and the Trustees under the Indenture of Mortgage or Deed of Trust referred to above (Amended Exhibit 7(b) in File No. 2-7341; Second Amended
                    Exhibit 7.03 in File No. 2-7795; Second Amended Exhibit 4.07 in File No. 2-9353; Amended Exhibit 4.05 in file No. 2-9802; Amended Exhibit 4.02 in File No. 2-10944; Amended Exhibit
                    2.02 in File No. 2-13866; Amended Exhibit 2.02 in File No. 2-14656; Amended Exhibit 2.02 in File No.2-21345; Amended
                    Exhibit 2.02 in File No. 2-22326; Amended Exhibit 2.02 in File No. 2-23569; Amended Exhibit 2.02 in File No. 2-26284; Amended Exhibit 2.02 in File No. 2-36388; Amended Exhibit
                    2.02 in File No. 2-39587; Amended Exhibit 2.02 in File No. 2-41468; Amended Exhibit 2.02 in File No. 2-43912; Exhibit
                    2.03 in File No. 2-60232; Amended Exhibit 2.02 in File No. 2-50146; Amended Exhibit 2.02 in File No. 2-52886; Second Amended Exhibit 2.04 in File No. 2-57141; Amended Exhibit
                    2.04 in File No. 2-57557; Amended Exhibit 2.06 in File

Exhibit No.                        Description
-----------                        -----------

                    No. 2-62564; Exhibit 2.02(a) in File No. 2-65914; Amended
                    Exhibit 2.02(a) in File No. 2-66380; and Amended Exhibit
                    4.02 in File No. 33-3188; Exhibit 4.02 to Form 8-K dated
                    May 15, 1992; Exhibit 4.02 to Form 8-K dated July 1, 1992;
                    Exhibit 4.02 to Form 8-K dated September 15, 1992; Exhibit
                    4.02 to Form 8-K dated March 30, 1993; Exhibit 4.03 to
                    Form 8-K dated June 5, 1995; Exhibit 4.03 to Form 8-K dated March 15, 1997; Exhibit 4.03 to Form 8-K dated June 1, 1997;
                    Exhibit 4.2, in File No. 333-59438; and Exhibit 4.1 to June 30, 2001 Form 10-Q.)

     4.2          - Indenture dated as of December 1, 1998 from the Company to
                    The Bank of New York relating to Senior Notes, 5.375% due 2008 and 6.125% due 2028 (Exhibit 4.4, in File No. 333-59438).

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

    10.13         - 2nd Amended Electric Power Supply Agreement between
                    Generating Company and Marketing Co. (Ameren March 31, 2001 Form 10-Q, Exhibit 10.1).

    10.14         - Electric Power Supply Agreement between Marketing Co. and the Company (File No. 333-56594, Exhibit 10.3).

Exhibit No.                        Description
----------                         -----------

    10.15         - Amended Electric Power Supply Agreement between Marketing
                    Co. and AmerenCIPS (Ameren March 31, 2001 Form 10-Q,
                    Exhibit 10.2).

    10.16         - Amended Joint Dispatch Agreement among Generating Company, the Company and AmerenUE (File No. 333-56594, Exhibit 10.4).

    10.17         - Alliance Agreement establishing the Alliance Independent
                    Transmission System Operator, Inc., Alliance Transmission Company, LLC and Amendment to admit the Company and AmerenUE (Ameren June 30, 2001 Form 10-Q, Exhibit 10.1).


                         Exhibits Available Upon Request
                         -------------------------------

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

Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

          Reports of AmerenUE on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

          Information regarding AmerenEnergy Generating Company on Form S-4 is on file with the SEC under File Number 333-56594 and its Forms 8-K, 10-Q and 10-K are being filed under the same File Number.

                                                                      EXHIBIT 12

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                    AND PREFERRED STOCK DIVIDEND REQUIREMENTS



                                                       Year Ended December 31,
                                        -------------------------------------------------------

                                          1997       1998       1999       2000       2001
                                          ----       ----       ----       ----       ----

                                                 Thousands of Dollars Except Ratios


Net Income                               $38,620    $80,147    $53,980    $79,362    $45,309
Add- Extraordinary items net of tax       24,853          -          -          -          -
                                         -------    -------    -------    -------    -------
Net income from continuing                63,473     80,147     53,980     79,362     45,309
operations

   Taxes based on income                  33,922     45,412     30,763     43,661     28,245
                                        ---------   --------   --------   --------   --------

Net income before income taxes            97,395    125,559     84,743    123,023     73,554
                                        ---------   --------   --------   --------   --------


Add- fixed charges:
   Interest on long term debt             32,271     37,260     38,223     28,935     33,523
   Other interest                          2,875      1,647      3,373      8,497      4,750
   Amortization of net debt premium,
    discount, expenses and losses          1,643      1,132      1,139      2,880        993
                                        ---------   --------   --------   --------   --------
Total fixed charges                       36,789     40,039     42,735     40,312     39,266
                                        ---------   --------   --------   --------   --------

Earnings available for fixed charges     134,184    165,598    127,478    163,335    112,820
                                        =========   ========   ========   ========   ========
                                        =========   ========   ========   ========   ========

Ratio of earnings to fixed charges          3.64       4.13       2.98       4.05       2.87
                                        =========   ========   ========   =========  ========
                                        =========   ========   ========   =========  ========


Earnings required for preferred
dividends:
   Preferred stock dividends               3,715      3,745      3,833      3,882      3,627
   Adjustment to pre-tax basis             1,985      2,122      2,185      2,135      2,260
                                        ---------   --------   --------   --------   --------
                                           5,700      5,867      6,018      6,017      5,887

Fixed charges plus preferred stock
  dividend requirements                   42,489     45,906     48,753     46,329     45,153
                                        =========   ========   ========   ========   ========
                                        =========   ========   ========   ========   ========

Ratio of earnings to fixed charges
  plus preferred stock dividend
  requirements                              3.15       3.60       2.61       3.52       2.49
                                        =========   ========   ========   ========   ========
                                        =========   ========   ========   ========   ========


                                                                      Exhibit 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-59438, 33-59674 and 33-45506) of Central Illinois Public Service Company of our report dated February 1, 2002 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 28, 2002