Form 10-Q
period 2002-03-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2002-05-15
CIK 18654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended March 31, 2002

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



Shares outstanding of each of registrant's classes of common stock as of May 10, 2002: Common Stock, no par value, held by Ameren Corporation (parent company of Registrant) - 25,452,373

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                      INDEX

                                                                           Page
                                                                           ----
PART I       Financial Information

   ITEM 1.   Financial Statements

             Balance Sheet at March 31, 2002 and December 31, 2001.........   2

             Statement of Income for the three months ended
             March 31, 2002 and 2001.......................................   3

             Statement of Cash Flows for the three months ended
             March 31, 2002 and 2001.......................................   4

             Statement of Common Stockholder's Equity for the three months
             ended March 31, 2002 and 2001.................................   5

             Notes to Financial Statements.................................   6

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................   9

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk....  13

PART II      Other Information

   ITEM 1.   Legal Proceedings.............................................  16

   ITEM 6.   Exhibits and Reports on Form 8-K..............................  16

SIGNATURE..................................................................  17

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                     (In Millions, Except Per Share Amounts)

                                                         March 31,  December 31,
                                                           2002        2001
                                                         ---------  ------------
                                                        (Unaudited)
ASSETS:
Property and plant, at original cost:
   Electric                                                 $1,233     $1,224
   Gas                                                         282        280
                                                            ------     ------
                                                             1,515      1,504
   Less accumulated depreciation and amortization              704        693
                                                            ------     ------
                                                               811        811
Construction work in progress                                   10         11
                                                            ------     ------
         Total property and plant, net                         821        822
                                                            ------     ------
Investments and other assets:
   Intercompany notes receivable                               419        419
   Intercompany tax receivable                                 173        177
   Other assets                                                 18         17
                                                            ------     ------
         Total investments and other assets                    610        613
                                                            ------     ------
Current assets:
   Cash and cash equivalents                                    22         26
   Accounts receivable - trade (less allowance for
        doubtful accounts of $2 and $1, respectively)          126        119
   Other accounts and notes receivable                          31         61
   Intercompany notes receivable                                43         43
   Intercompany tax receivable                                  14         18
   Materials and supplies, at average cost -
      Fossil fuel                                               14         33
      Other                                                     10          9
   Other                                                         7          7
                                                            ------     ------
         Total current assets                                  267        316
                                                            ------     ------
Regulatory assets                                               31         32
                                                            ------     ------
Total Assets                                                $1,729     $1,783
                                                            ======     ======

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, no par value, 45.0 shares
     authorized - 25.5 shares outstanding                   $  120     $  120
   Retained earnings                                           430        444
                                                            ------     ------
      Total common stockholder's equity                        550        564
   Preferred stock not subject to mandatory
    redemption                                                  80         80
   Long-term debt                                              574        579
                                                            ------     ------
         Total capitalization                                1,204      1,223
                                                            ------     ------

Current liabilities:
   Current maturity of long-term debt                           33         33
   Accounts and wages payable                                   72        114
   Accumulated deferred income taxes                            20         20
   Taxes accrued                                                29         23
   Other                                                        37         31
                                                            ------     ------
         Total current liabilities                             191        221
                                                            ------     ------

Accumulated deferred income taxes                              250        255
Accumulated deferred investment tax credits                     12         12
Regulatory liabilities                                          36         36
Other deferred credits and liabilities                          36         36
                                                            ------     ------
Total Capital and Liabilities                               $1,729     $1,783
                                                            ======     ======

See Notes to Financial Statements.



                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                                    UNAUDITED
                                  (In Millions)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            2002        2001
                                                            ----        ----
OPERATING REVENUES:
   Electric                                                 $150        $156
   Gas                                                        65         106
                                                            ----        ----
      Total operating revenues                               215         262

OPERATING EXPENSES:
   Operations
      Fuel and purchased power                               105         108
      Gas                                                     44          80
      Other                                                   33          30
                                                            ----        ----
                                                             182         218
   Maintenance                                                 8           7
   Depreciation and amortization                              12          12
   Income taxes                                                1           5
   Other taxes                                                 9           9
                                                            ----        ----
       Total operating expenses                              212         251
                                                            ----        ----

OPERATING INCOME                                               3          11

Miscellaneous, net                                             9          10

INCOME BEFORE INTEREST CHARGES                                12          21

INTEREST CHARGES                                              10          10
                                                            ----        ----

NET INCOME                                                     2          11

PREFERRED STOCK DIVIDENDS                                      1           1
                                                            ----        ----
NET INCOME AFTER PREFERRED STOCK DIVIDENDS                  $  1        $ 10
                                                            ====        ====

See Notes to Financial Statements.

                                       3


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                  (In Millions)

                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                                 2002     2001
                                                                 ----     ----

Cash Flows From Operating:
   Net income                                                    $  2     $ 11
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                             12       12
         Deferred income taxes, net                                (5)      (5)
           Changes in assets and liabilities:
               Receivables, net                                    23       (7)
               Materials and supplies                              18       13
               Accounts and wages payable                         (42)     (10)
               Taxes accrued                                        6        9
               Other, net                                          15       15
                                                                 -----    -----
Net cash provided by operating activities                          29       38

Cash Flows From Investing:
   Construction expenditures                                      (12)      (9)
                                                                 -----    -----
Net cash used in investing activities                             (12)      (9)

Cash Flows From Financing:
   Dividends on common stock                                      (15)       -
   Dividends on preferred stock                                    (1)      (1)
   Redemptions:
      Long-term debt                                               (5)      (5)
      Intercompany notes payable                                    -      (20)
                                                                 -----    -----
Net cash used in financing activities                             (21)     (26)
                                                                 -----    -----

Net change in cash and cash equivalents                            (4)       3
Cash and cash equivalents at beginning of year                     26       30
                                                                 -----    -----
Cash and cash equivalents at end of period                       $ 22     $ 33
                                                                 =====    =====

Cash paid during the periods:
   Interest (net of amount capitalized)                          $  6     $  9
   Income taxes, net                                             $  -     $  -

See Notes to Financial Statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                                    UNAUDITED
                                  (In Millions)


                                                            Three Months Ended
                                                                  March 31,
                                                          ---------------------
                                                            2002         2001
                                                            ----         ----

Common stock                                               $ 120        $ 120

Retained earnings
   Beginning balance                                         444          435
   Net income                                                  2           11
   Common stock dividends                                    (15)           -
   Preferred stock dividends                                  (1)          (1)
                                                           ------       ------
                                                             430          445

Total common stockholder's equity                          $ 550        $ 565
                                                           ======       ======


See Notes to Financial Statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2002


NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

     Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of the interim results. These statements should be read in conjunction with the financial statements and the notes thereto included in our 2001 Annual Report on Form 10-K.

When we refer to AmerenCIPS, our, we or us, we are referring to Central Illinois Public Service Company. All dollar amounts are in millions, unless otherwise indicated.

Accounting Changes

     In January 2001,  we adopted  Statement of Financial  Accounting  Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of that adoption was immaterial to us.

     On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 141 and SFAS 142 did not have any effect on our financial position, results of operations or liquidity upon adoption.

     In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for us on January 1, 2003. At this time, we are assessing the impact of SFAS 143 on our financial position, results of operations or liquidity upon adoption.

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30. SFAS 144 did not have any effect on our financial position, results of operations or liquidity upon adoption.

NOTE 2 -  Rate and Regulatory Matters

Illinois

     In December 1997, the Governor of Illinois signed the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) providing for electric utility restructuring in Illinois. This legislation introduced competition into the retail supply of electric energy in Illinois. Illinois residential customers were offered choice in suppliers on May 1, 2002. Industrial and commercial customers were already offered this choice. The offering of choice to our industrial and commercial customers has not had a material adverse effect on our business and we do not expect the offering of choice to our residential customers to have a material adverse effect on our business either.

     In addition, the Illinois Law contains a provision freezing residential electric rates through January 1, 2005. Legislation has been introduced in the

Illinois House of Representatives and Senate that would extend the rate freeze to December 31, 2006. At this time, we cannot predict whether that legislation will ultimately be passed.

Federal - Midwest ISO and Alliance RTO

     In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order 2000 requiring all utilities, subject to FERC jurisdiction, to state their intentions for joining a regional transmission organization (RTO). RTOs are independent organizations that will functionally control the transmission assets of utilities in order to improve the wholesale power market. Since January 2001, we along with several other utilities have been seeking approval from the FERC to participate in an RTO known as the Alliance RTO. We had previously been a member of the Midwest Independent System Operator (MISO) and recorded a pretax charge to earnings in 2000 of $8 million ($5 million after taxes) for an exit fee and other costs when we left that organization. We felt the for-profit Alliance RTO business model was superior to the not-for-profit MISO business model and provided us with a more equitable return on our transmission assets.

     In late 2001, the FERC issued an order that rejected the formation of the Alliance RTO and ordered the Alliance RTO companies and the MISO to discuss how the Alliance RTO business model could be accommodated within the MISO. On April 25, 2002, after the Alliance RTO and MISO failed to reach an agreement, and after a series of filings by the two parties with the FERC, the FERC issued a declaratory order setting forth the division of responsibilities between the MISO and the National Grid (the managing member of the transmission company formed by the Alliance companies) and approved the rate design and the revenue distribution methodology proposed by the Alliance companies. However, the FERC denied a request by the Alliance companies and the National Grid to purchase certain services from the MISO at incremental cost rather than MISO's full tariff rates. The FERC also ordered the MISO to return the exit fee paid by Ameren to leave the MISO, provided Ameren returns to the MISO and agrees to pay its proportional share of the startup and ongoing operational expenses of the MISO. Moreover, the FERC required the Alliance companies to select the RTO in which they will participate within thirty days of the order. At this time, we continue to evaluate our alternatives and are in the process of determining the impact that the FERC's April 2002 ruling will have on our future financial condition, results of operations or liquidity.

NOTE 3 - Related Party Transactions

     Our Company has transactions in the normal course of business with Ameren Corporation, our parent company, and its subsidiaries. These transactions are primarily comprised of power purchases and sales, including power purchases derived under an electric power supply agreement between our Company and AmerenEnergy Marketing Company (Marketing Company), and services received or rendered. An electric power supply agreement was entered into between
AmerenEnergy Generating Company (Generating Company) and its nonregulated affiliate, Marketing Company, also a wholly-owned subsidiary of AmerenEnergy Resources Company (Resources Company). In addition, Marketing Company entered into a separate power supply agreement with our Company to supply us sufficient energy and capacity to meet our obligations as a public utility through December 31, 2004 (Power Supply Agreement). A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to our Company for resale to native load customers at rates specified by the Illinois Commerce Commission (ICC), which approximate the historical regulatory rates for generation, or to retail customers allowed choice of an electric supplier under state law at market-based prices. In turn, we will bill these customers at rates which approximate the costs we incur for our capacity and energy supplied by Marketing Company. Through the Power Supply Agreement we purchased $98 million of power for the three months ended March 31, 2002 (March 31, 2001 - $101 million).

     Intercompany power purchases totaled $105 million for the three months ended March 31, 2002 (March 31, 2001 - $107 million). Intercompany power sales totaled $7 million for the three months ended March 31, 2002 (March 31, 2001 - $6 million). As of March 31, 2002, intercompany receivables included in other accounts and notes receivable were approximately $20 million (December 31, 2001
- $22 million). As of March 31, 2002, intercompany payables included in accounts and wages payables totaled approximately $53 million (December 31, 2001 - $87 million).

     We have the ability to borrow up to approximately $831 million from Ameren or Union Electric Company (AmerenUE), an affiliate, through a regulated money pool agreement. The total amount available to us at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenUE or

Ameren Services Company, an affiliate, but increased to the extent Ameren, AmerenUE or Ameren Services have surplus funds and the availability of other external borrowing sources. Our Company, AmerenUE and Ameren Services rely on the regulated money pool to coordinate and provide for certain short-term cash and working capital requirements. Ameren Services administers the regulated money pool. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the three months ended March 31, 2002 the average interest rate for the regulated money pool was 1.79% (March 31, 2001 - 5.50%). For the three months ended March 31, 2002, the Company had no intercompany receivables outstanding (December 31, 2001 - $24 million) and $762 million available through the regulated money pool.

     Support services provided by Ameren Services are based on actual costs incurred. For the three months ended March 31, 2002, Other Operating Expenses provided by Ameren Services totaled $16 million (March 31, 2001 - $13 million).

     We incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability when we transferred our electric generating assets and liabilities, at historical net book value, to Generating Company, a subsidiary of Resources Company in May 2000. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At March 31, 2002, our deferred tax liability and intercompany tax receivable was $187 million (December 31, 2001 - $195 million) including the current portion of $14 million (December 31, 2001 - $18 million).

     Our intercompany note receivable from Generating Company totaled approximately $462 million including the current portion of $43 million as of March 31, 2002 and December 31, 2001. Our intercompany interest income recorded in Miscellaneous, net for the three months ended March 31, 2002, totaled approximately $8 million (March 31, 2001 - $10 million).

NOTE 4 - Segment Information

Segment information for the three months ended March 31, 2002 and 2001 was as follows:
--------------------------------------------------------------------------------
Three months ended March 31, 2002:             Electric      Gas        Total
--------------------------------------------------------------------------------
Revenues                                         $150         $65        $215
Operating Income                                   (1)          4           3
--------------------------------------------------------------------------------
Three months ended March 31, 2001:
--------------------------------------------------------------------------------
Revenues                                         $156        $106        $262
Operating Income                                   3            8          11
--------------------------------------------------------------------------------

NOTE 5 - Subsequent Event


     On April 28, 2002, Ameren entered into an agreement with The AES Corporation to purchase all of the outstanding stock of CILCORP Inc. CILCORP is the parent company of Peoria-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price in cash. Ameren currently expects to finance a significant portion of the cash component of the purchase price through the issuance of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which 150,000 are combination electric or gas customers. CILCO's territory is contiguous to our service territory. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity most of which is expected to be nonregulated by closing.

     Upon completion of the acquisition, expected within 12 months, CILCO will become an Ameren subsidiary, but will remain a separate utility company, known as AmerenCILCO. The transaction is subject to the approval of the ICC, the Securities and Exchange Commission, the FERC, the expiration of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions.

     For the period ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     Central Illinois Public Service Company operates as AmerenCIPS and is a wholly-owned subsidiary of Ameren Corporation. Our principal business is the regulated transmission and distribution of electricity and the distribution of natural gas to residential, commercial, industrial, and wholesale users in Illinois. Ameren is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal operating subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a regulated electric generation, transmission and distribution business, and a regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o AmerenEnergy Resources Company (Resources Company), which consists of nonregulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates Ameren's nonregulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, and AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren-affiliated companies. Generating Company supplies electric power to Marketing Company which, in turn, supplies us with power under a power supply agreement (Power Supply Agreement).
o Ameren Energy, Inc. which serves as a power marketing and risk management agent for Ameren-affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which owns and/or operates electric generation and transmission facilities in Illinois. On April 30, 2002, we transferred our 20% common stock interest in EEI to Ameren in the form of a dividend of common stock in EEI. The value of our investment in EEI was $1.8 million. Subsequently, Ameren contributed such stock to Resources Company.
o Ameren Services Company, which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by PUHCA.

     You should read the following discussion and analysis in conjunction with:
o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o Management's Discussion and Analysis of Financial Condition and Results of Operations that is included in our Annual Report on Form 10-K for the period ended December 31, 2001.
o The audited financial statements and related notes that are included in our Annual Report on Form 10-K for the period ended December 31, 2001.

     When we refer to AmerenCIPS, our, we or us, we are referring to Central Illinois Public Service Company. All dollar amounts are in millions, unless otherwise indicated.

     Our results of operations and financial position are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions, and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating and summer cooling demand. With nearly all of our revenues subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. We principally utilize electric power and natural gas in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather and many other factors. We do not have a fuel recovery mechanism in Illinois, but do have a gas cost recovery mechanism. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our transmission and distribution systems, and the level of operating and administrative costs and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.


RESULTS OF OPERATIONS

     Our net income decreased to $2 million in the first quarter of 2002 from $11 million in first quarter of 2001 primarily due to the extremely mild winter weather in our service territory and higher operating expenses. According to National Weather Service data, there were approximately 12% fewer heating degree-days in our service territory in the first quarter of 2002 as compared to 2001 and normal weather conditions. As a result, weather-sensitive residential electric kilowatt-hour sales decreased by 8% and gas sales decreased by 16% in the first quarter of 2002 compared to 2001. In addition, industrial electric kilowatt-hour sales decreased 4% due to the continued soft economy.

Recent Developments

     On April 28, 2002, Ameren entered into an agreement with The AES Corporation to purchase all of the outstanding stock of CILCORP Inc. CILCORP is the parent company of Peoria-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price in cash. Ameren currently expects to finance a significant portion of the cash component of the purchase price through the issuance of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity most of which is expected to be nonregulated by closing.

     Upon completion of the acquisition, expected within 12 months, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission, the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), the expiration of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions.

     For the period ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

     As a result of the continuing uncertainty associated with AmerenUE's pending Missouri electric rate case, and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren Corporation's debt under review for possible downgrade or negative credit watch. Standard & Poor's placed the ratings of our debt and AmerenUE's debt on negative credit watch and placed the ratings of Generating Company's debt on positive credit watch. However, Standard & Poor's stated they expect the corporate credit ratings of Ameren and its subsidiaries to be in the "A" rating category following completion of the acquisition. Moody's Investor Service stated they envisioned a one notch downgrade of Ameren's issuer, senior unsecured debt and commercial paper ratings. Currently, Ameren's corporate credit rating is A+ at Standard & Poor's and A2 at Moody's. If the ratings of AmerenUE's first mortgage bonds fall below investment grade, lenders under AmerenUE's $300 million revolving credit facility may elect not to make advances and/or declare outstanding borrowings due and payable. In addition, a decrease in Ameren's ratings may indirectly reduce our access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings.

Electric Operations

     The following table represents the favorable (unfavorable) variations for the three months ended March 31, 2002 from the comparable period in 2001.

--------------------------------------------------------------------------------
                                                               Three Months
--------------------------------------------------------------------------------
Operating Revenues:
Effect of abnormal weather (estimate)                              $(4)
Growth and other (estimate)                                          -
Wholesale sales                                                     (1)
Interchange sales                                                   (1)
--------------------------------------------------------------------------------
                                                                    (6)

Purchased Power:                                                   $(3)
--------------------------------------------------------------------------------
                                                                    (3)
--------------------------------------------------------------------------------
Change in electric margin                                          $(3)
--------------------------------------------------------------------------------

     Electric margins decreased $3 million and electric revenues decreased 4% in the first three months of 2002 compared to the year-ago quarter. Electric revenues were negatively impacted by the previously-mentioned warmer winter weather and the decrease in industrial sales resulting from the continued soft economy in our service territory. Interchange and wholesale sales also decreased for the quarter. Purchased power costs decreased $3 million for the three months ended March 31, 2002 compared to the same period in 2001 due to the lower energy prices and reduced native load demand.

Gas Operations

     Our gas revenues decreased $41 million and our gas costs decreased $36 million, in the first quarter 2002 as compared to the year-ago quarter primarily due to a 16% reduction in sales caused by the milder winter weather and lower natural gas prices. As a result, our gas margins decreased by $5 million in the first quarter of 2002 as compared to the same period a year ago.

Other Operating Expenses

     Other operating expenses increased $3 million in the first quarter of 2002 compared to the year-ago period, primarily due to higher costs related to hardware and software maintenance upgrades for several computer systems, increases in employee benefits costs related to the investment performance of pension plan assets and increasing healthcare costs. Ameren Services provided services to us for the three months ended March 31, 2002 of approximately $16 million (March 31, 2001 - $13 million) that were included in other operating expenses. See Note 3 - "Related Party Transactions" to the financial statements.

     Maintenance expenses increased $1 million in the first quarter of 2002 compared to the year-ago period, primarily due to higher tree-trimming expenses, which were accelerated, in part, to take advantage of the mild weather.

Taxes

     Income tax expense decreased $4 million in the first quarter of 2002 compared to the year-ago period, primarily due to lower operating income.

Other Income and Deductions

     Other income and deductions decreased $1 million in the first quarter of 2002 compared to the year-ago period primarily due to less intercompany interest received on the Generating Company subordinated promissory note due to a lower amount outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our cash flows provided by operating activities decreased $9 million to $29 million in the first quarter of 2002 compared to the year-ago period, primarily due to a decrease in net income coupled with the timing of receipt of payments from our affiliates offset by a decrease in accounts payable as the cash received was used to reduce outstanding liabilities.

     The tariff-based gross margins of our operations continue to be our principal source of cash from operating activities. Our diversified retail customer mix of residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. We are authorized by the SEC under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. External short-term borrowings consist of commercial paper with maturities generally within 1 to 45 days.

     At March 31, 2002, we had committed bank lines of credit aggregating $25 million, all of which were unused and available at such date. These lines make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. Ameren expects to replace these lines of credit prior to their maturity. For the three months ended March 31, 2002, our Company had no outstanding short-term borrowings.

     Our Company has the ability to borrow up to approximately $831 million from Ameren or AmerenUE, through a regulated money pool agreement. The total amount available to us at any given time from the regulated money pool is reduced by the amount of borrowings by AmerenUE or Ameren Services, but increased to the extent Ameren, AmerenUE or Ameren Services have surplus funds or the availability of other external borrowing sources. Our Company, AmerenUE and Ameren Services rely on the regulated money pool to coordinate and provide for certain short-term cash and working capital requirements. Ameren Services administers the regulated money pool. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. For the three months ended March 31, 2002, the average interest rate for the regulated money pool was 1.79% (2001 - 5.50%). For the three months ended March 31, 2002, the Company had no intercompany receivables outstanding (December 31, 2001 - $24 million) and $762 million available through the regulated money pool.

     Our and our affiliates' short-term financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. These events include bankruptcy, defaults in payment of other indebtedness, certain judgments that are not paid or insured, or failure to meet or maintain covenants. At March 31, 2002, we and our affiliates were in compliance with these provisions.

Investing

     Our net cash used in investing activities was $12 million in the first quarter of 2002 (2001 - $9 million) representing construction expenditures primarily related to various transmission and distribution line upgrades, rebuilding of existing line structures, and network facility upgrades. Capital expenditures are expected to approximate $59 million in 2002.

Financing

     Our net cash flows used in financing activities totaled $21 million in the first quarter of 2002 compared to $26 million in the year-ago period. Our principal financing activities for the period included the payment of dividends and the redemption of long-term debt. Prior year dividends were effected by the timing of the dividend payments.

     In the ordinary course of business, we evaluate several strategies to enhance our financial position, earnings, and liquidity. These strategies may include potential acquisitions, divestitures, opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as, the impact these initiatives may have on our future financial position, results of operations or liquidity.

Electric Industry Restructuring

Illinois

     See Note 2 - "Rate and Regulatory Matters" to the financial statements.

Federal - Midwest ISO and Alliance RTO

     See Note 2 - "Rate and Regulatory Matters" to the financial statements.


ACCOUNTING MATTERS

Critical Accounting Policies

     Preparation of the financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. Our application of these policies involves judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. A future change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results. In the table below, we have outlined those accounting policies that we believe are most difficult, subjective or complex:


Accounting Policies                                Judgments/Uncertainties Affecting Application
-------------------                                ---------------------------------------------
Regulatory Mechanisms & Cost Recovery
                                                   o    Regulatory environment, external regulatory
   We defer costs as regulatory assets in               decisions and requirements
   accordance with SFAS 71 and make                o    Anticipated future regulatory decisions and their
   investments that we assume we will be able           impact
   to collect in future rates.                     o    Impact of deregulation and competition on
                                                        ratemaking process and ability to recover costs

Environmental Costs
                                                   o    Extent of contamination
   We accrue for all known environmental           o    Responsible party determination
   contamination, where remediation can be         o    Approved methods for cleanup
   reasonably estimated, but some of our           o    Present and future legislation and governmental
   operations have existed for over 100 years           regulations and standards
   and previous contamination may be               o    Results of ongoing research and development
   unknown to us.                                       regarding environmental impacts

Unbilled Revenue

   At the end of each period, we estimate,         o    Projecting customer energy usage
   based on expected usage, the amount of          o    Estimating impacts of weather and other usage-
   of revenue to record for services that have          affecting factors for the unbilled period
   provided to customers, but not billed. This
   period can be up to one month.

Benefit Plan Accounting

   Based on actuarial calculations, we accrue      o   Future rate of return on pension and other plan assets
   costs of providing future employee              o   Interest rates used in valuing benefit obligation
   benefits in accordance with SFAS 87,            o   Healthcare costs trend rates
   106, and 112.  See Note 9 to our financial
   statements for the year ended December 31,
   2001.



Impact of Future Accounting Pronouncements

     See Note 1 - "Summary of Significant Accounting Policies" to the financial statements.

ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk

     Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, etc.). The following discussion of Ameren's, including our Company's, risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren manages market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren and our Company also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, and operational risk and are not represented in the following analysis.

     Ameren's risk management objective is to optimize its physical generating assets within prudent risk parameters. Risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk

     We are exposed to market risk through changes in interest rates associated with the issuance of both long-term and short-term variable-rate debt and fixed-rate debt, commercial paper and auction-rate long-term debt and preferred stock. We manage our interest rate exposure by controlling the amount of these instruments we hold within our total capitalization portfolio and by monitoring the effects of market changes in interest rates.

     Utilizing our debt outstanding at March 31, 2002, if interest rates increased by 1%, our annual interest expense would increase by $0.3 million and net income would decrease by $0.3 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our Company's financial structure.

Safe Harbor Statement

     Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the year ended December 31, 2001, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o the effects of the pending AmerenUE excess earnings complaint case and regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of the Company's business at both the state and federal levels;
o the effects of participation in a FERC-approved Regional Transmission Organization (RTO), including activities associated with the Midwest Independent System Operator and the Alliance RTO;
o availability and future market prices for purchased power, electricity and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
o    average  rates for  electricity  in the  Midwest;
o    business  and economic conditions;
o    the impact of the adoption of new  accounting  standards;
o    interest  rates  and the  availability  of  capital;
o    actions  of rating agencies and the effects of such actions;
o    weather conditions;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;

o the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o    future wages and employee benefits costs;
o delays in receipt of regulatory approvals for the acquisition of CILCORP or unexpected adverse conditions or terms of those approvals;
o    difficulties in integrating CILCO with Ameren's other businesses;
o changes in the coal markets, environmental laws or regulations or other factors adversely impacting synergy assumptions in connection with the CILCORP acquisition;
o disruptions of the capital markets or other events making AmerenCIPS' access to necessary capital more difficult or costly;
o cost and availability of transmission capacity required to satisfy energy sales made by the Company; and
o    legal and administrative proceedings.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Reference is made to Item 1. Business-Rates and Regulation - Environmental Matters in Part I of our Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of the February 2002 Illinois Supreme Court decision which affirmed the Illinois Appellate Court's decision upholding the $3.2 million plaintiffs' verdict against us in the lawsuit styled as Zachary Donaldson, et al. v. Central Illinois Public Service Company, et al. This lawsuit, which was filed in December 1995, alleged that, as a result of exposure to carcinogens contained in coal tar at our former Taylorville manufactured gas plant site, plaintiffs' children had suffered from a rare form of childhood cancer known as "neuroblastoma". On April 1, 2002, the Illinois Supreme Court denied our petition for a rehearing of its February 2002 decision. This action leaves us with no further appeals and finalizes the $3.2 million plaintiffs' verdict. The amount was fully accrued.

     Reference is made to Item 3. Legal Proceedings in Part I of our Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of a number of lawsuits that name our affiliate, AmerenUE, our parent, Ameren Corporation, and us (which we refer to as the Ameren companies), along with numerous other parties, as defendants that have been filed by plaintiffs claiming varying degrees of injury from asbestos exposure. With respect to nine of those lawsuits, the Ameren companies have reached settlements with the plaintiffs for monetary amounts not material to the Ameren companies and in three cases, the Ameren companies have been voluntarily dismissed.

     Twenty-two additional lawsuits claiming injury from asbestos exposure have been filed against the Ameren companies since year-end 2001. These lawsuits, like the previous cases, were mostly filed in the Circuit Court of Madison County, Illinois, involve a large number of total defendants (over one hundred in many cases) and seek unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants. Currently, thirty asbestos-related lawsuits are pending against the Ameren companies. We believe that the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.


ITEM 6.  Exhibits And Reports On Form 8-K

     (a) Exhibits.


     (b) Reports on Form 8-K.  None.

     Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

            Reports of AmerenUE on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

            Information regarding AmerenEnergy Generating Company on Forms 8-K, 10-Q, and 10-K are on file with the SEC under File Number 333-56594.

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

                                    CENTRAL ILLINOIS PUBLIC
                                     SERVICE COMPANY
                                      (Registrant)


                                    By   /s/ Martin J. Lyons
                                       -------------------------------------
                                            Martin J. Lyons
                                              Controller
                                       (Principal Accounting Officer)



Date:  May 15, 2002