Form 10-Q
period 2002-06-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2002-08-14
CIK 18654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended June 30, 2002

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


                     Yes       X        .      No               .
                        ----------------          --------------

Shares outstanding of each of registrant's classes of common stock as of August 9, 2002: Common Stock, no par value, held by Ameren Corporation (parent company of Registrant) - 25,452,373

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                      INDEX
                                                                           Page
                                                                           ----
PART I.       Financial Information

     ITEM 1.  Financial Statements (Unaudited)
              Balance Sheet at June 30, 2002 and December 31, 2001........  2
              Statement of Income for the three and six months ended
              June 30, 2002 and 2001......................................  3
              Statement of Cash Flows for the six months ended
              June 30, 2002 and 2001......................................  4
              Statement of Common Stockholder's Equity for the three
              and six months ended June 30, 2002 and 2001.................  5

              Notes to Financial Statements...............................  6

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................... 11

     ITEM 3.  Quantitative and Qualitative Disclosures About Market
              Risk........................................................ 16

PART II.      Other Information

     ITEM 1.  Legal Proceedings........................................... 18

     ITEM 4.  Submission of Matters to a Vote of Security Holders......... 18

     ITEM 5.  Other Information........................................... 19

     ITEM 6.  Exhibits and Reports on Form 8-K............................ 19

SIGNATURE................................................................. 20

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
               (Unaudited, in millions, except per share amounts)

                                                        June 30,  December 31,
                                                          2002       2001
                                                       ---------  ------------
ASSETS:
Property and plant, at original cost:
   Electric                                              $1,242   $1,224
   Gas                                                      286      280
                                                         ------   ------
                                                          1,528    1,504
   Less accumulated depreciation and amortization           715      693
                                                         ------   ------
                                                            813      811
Construction work in progress                                10       11
                                                         ------   ------
         Total property and plant, net                      823      822
                                                         ------   ------
Investments and other assets:
   Intercompany notes receivable                            373      419
   Intercompany tax receivable                              170      177
   Other assets                                              15       17
                                                         ------   ------
         Total investments and other assets                 558      613
                                                         ------   ------
Current assets:
   Cash and cash equivalents                                 20       26
   Accounts receivable - trade (less allowance for
         doubtful accounts of $2 and $1,
          respectively)                                      48       38
   Unbilled revenue                                          67       81
   Other accounts and notes receivable                       79       61
   Intercompany notes receivable                             46       43
   Intercompany tax receivable                               14       18
   Materials and supplies, at average cost -
      Fossil fuel                                            23       33
      Other                                                  10        9
   Other                                                      6        7
                                                         ------   ------
         Total current assets                               313      316
                                                         ------   ------
Regulatory assets                                            30       32
                                                         ------   ------
Total Assets                                             $1,724   $1,783
                                                         ======   ======

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, no par value, 45.0 shares
     authorized - 25.5 shares outstanding                $  120   $  120
   Retained earnings                                        421      444
                                                         ------   ------
      Total common stockholder's equity                     541      564
                                                         ------   ------
   Preferred stock not subject to mandatory redemption       80       80
   Long-term debt                                           534      579
                                                         ------   ------
         Total capitalization                             1,155    1,223
                                                         ------   ------
Current liabilities:
   Current maturities of long-term debt                      73       33
   Accounts and wages payable                                85      114
   Accumulated deferred income taxes                         20       20
   Taxes accrued                                             29       23
   Other                                                     31       31
                                                         ------   ------
         Total current liabilities                          238      221
                                                         ------   ------
Accumulated deferred income taxes                           250      255
Accumulated deferred investment tax credits                  11       12
Regulatory liabilities                                       32       36
Other deferred credits and liabilities                       38       36
                                                         ------   ------
Total Capital and Liabilities                            $1,724   $1,783
                                                         ======   ======

See Notes to Financial Statements.



                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                            (Unaudited, in millions)

                                          Three Months Ended   Six Months Ended
                                                June 30,           June 30,
                                          ------------------   -----------------
                                              2002    2001     2002     2001
OPERATING REVENUES:
   Electric                                  $ 161   $ 163    $ 311    $ 319
   Gas                                          26       6       91      112
                                             -----   -----    ------   -----
      Total operating revenues                 187     169      402      431

OPERATING EXPENSES:
   Operations
      Fuel and purchased power                 101     105      206      213
      Gas                                       12      (1)      56       79
      Other                                     30      28       63       58
                                             -----   -----    ------   -----
                                               143     132      325      350
   Maintenance                                  10       6       18       13
   Depreciation and amortization                13      12       25       24
   Income taxes                                  4       7        5       12
   Other taxes                                   6       3       15       12
                                             -----   -----    ------   -----
      Total operating expenses                 176     160      388      411
                                             -----   -----    ------   -----
OPERATING INCOME                                11       9       14       20

OTHER INCOME AND (DEDUCTIONS):
   Miscellaneous, net
     Miscellaneous income                        7      10       17       20
     Miscellaneous expense                       -       -       (1)       -
                                             -----   -----    ------   -----
      Total other income and (deductions)        7      10       16       20


INTEREST CHARGES                                10       9       20       19
                                             -----   -----    ------   -----
NET INCOME                                       8      10       10       21

PREFERRED STOCK DIVIDENDS                        1       1        2        2
                                             -----   -----    ------   -----

NET INCOME AFTER PREFERRED STOCK DIVIDENDS   $   7   $   9    $   8    $  19
                                             =====   =====    ======   =====


See Notes to Financial Statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                            (Unaudited, in millions)

                                                        Six Months Ended
                                                             June 30,
                                                    --------------------------
                                                          2002      2001
Cash Flows From Operating:
   Net income                                            $  10    $  21
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                      25       24
         Amortization of debt issuance costs and
           premium/discounts                                 1        -
         Deferred income taxes, net                         (9)      (9)
         Deferred investment tax credits, net               (1)      (1)
         Changes in assets and liabilities:
               Receivables, net                            (14)      19
               Materials and supplies                        9       (4)
               Accounts and wages payable                  (29)     (19)
               Taxes accrued                                 6        3
               Assets, other                                15        5
               Liabilities, other                            2       (3)
                                                         ------   ------
Net cash provided by operating activities                   15       36
                                                         ------   ------

Cash Flows From Investing:
   Construction expenditures                               (26)     (22)
   Intercompany notes receivable                            43       40
                                                         ------   ------
Net cash provided by investing activities                   17       18
                                                         ------   ------

Cash Flows From Financing:
   Dividends on common stock                               (31)       -
   Dividends on preferred stock                             (2)      (2)
   Redemptions:
      Long-term debt                                        (5)     (25)
      Intercompany notes payable                             -     (172)
   Issuances:
      Long-term debt                                         -      150
                                                         ------   ------
Net cash used in financing activities                      (38)     (49)
                                                         ------   ------

Net change in cash and cash equivalents                     (6)       5
Cash and cash equivalents at beginning of year              26       30
                                                         ------   ------
Cash and cash equivalents at end of period               $  20    $  35
                                                         ======   ======

Cash paid during the periods:
   Interest                                              $  20    $  19
   Income taxes, net                                        9        15

See Notes to Financial Statements.



           CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
          STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                  (Unaudited, in millions)


                                   Three Months Ended  Six Months Ended
                                         June 30,           June 30,
                                   ------------------  ----------------
                                     2002     2001     2002     2001

Common stock                        $ 120    $ 120    $ 120    $ 120

Retained earnings
   Beginning balance                  430      445      444      435
   Net income                           8       10       10       21
   Common stock dividends             (16)       -      (31)       -
   Preferred stock dividends           (1)      (1)      (2)      (2)
                                    ------   ------   ------   ------
                                      421      454      421      454

Total common stockholder's equity   $ 541    $ 574    $ 541    $ 574
                                    ======   ======   ======   ======

See Notes to Financial Statements.


CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2002

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

     On January 1, 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 141 and SFAS 142 did not have any effect on our financial position, results of operations or liquidity upon adoption. See Note 6 - "CILCORP Acquisition."

     In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for us on January 1, 2003. At this time, we are assessing the impact of SFAS 143 on our financial position, results of operations and liquidity upon adoption.

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30. We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared with the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. SFAS 144 did not have any effect on our financial position, results of operations or liquidity upon adoption.

Excise Taxes

     Excise taxes on our Illinois gas customer bills are imposed on us and are recorded gross in Operating Revenues and Other Taxes. Excise taxes applicable to Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable. Excise taxes recorded in Operating Revenues and Other Taxes for the three and six months ended June 30, 2002 were $2 million (2001 - $2 million) and $7 million (2001 - $7 million), respectively.

NOTE 2 -  Rate and Regulatory Matters

Illinois

     In December 1997, the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) was enacted providing for electric utility restructuring in Illinois. This legislation introduced competition into the retail supply of electric energy in Illinois. Illinois residential customers were offered choice in suppliers on May 1, 2002. Industrial and commercial customers were previously offered this choice.

     The Illinois Law contained a provision freezing retail bundled electric rates through January 1, 2005. In 2002, legislation was passed and signed into law that extended the rate freeze period through January 1, 2007. The offering of choice to our industrial and commercial customers has not had a material adverse effect on our business and we do not expect the offering of choice to our residential customers, or the extension of the rate freeze, to have a material adverse effect on our business.

Federal - Regional Transmission Organizations

     In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order 2000, requiring all utilities, subject to FERC jurisdiction, to state their intentions for joining a regional transmission organization (RTO). RTOs are independent organizations that will functionally control the transmission assets of utilities in order to improve the wholesale power market. Since January 2001, we along with several other utilities were seeking approval from the FERC to participate in an RTO known as the Alliance RTO. We had previously been a member of the Midwest Independent System Operator (MISO) and recorded a pretax charge to earnings in 2000 of $8 million ($5 million after taxes) for an exit fee and other costs when we left that organization. We felt the for-profit Alliance RTO business model was superior to the not-for-profit MISO business model and provided us with a more equitable return on our transmission assets.

     In late 2001, the FERC issued an order that rejected the formation of the Alliance RTO and ordered the Alliance RTO companies and the MISO to discuss how the Alliance RTO business model could be accommodated within the MISO. On April 25, 2002, after the Alliance RTO and MISO failed to reach an agreement, and after a series of filings by the two parties with the FERC, the FERC issued a declaratory order setting forth the division of responsibilities between the MISO and National Grid (the managing member of the transmission company formed by the Alliance companies) and approved the rate design and the revenue distribution methodology proposed by the Alliance companies. However, the FERC denied a request by the Alliance companies and National Grid to purchase certain services from the MISO at incremental cost rather than MISO's full tariff rates. The FERC also ordered the MISO to return the exit fee paid by AmerenCIPS to leave the MISO, provided AmerenCIPS returns to the MISO and agrees to pay its proportional share of the startup and ongoing operational expenses of the MISO. Moreover, the FERC required the Alliance companies to select the RTO in which they will participate within thirty days of the order.

     Since the April 2002 FERC order, we and Union Electric Company (AmerenUE), an affiliate, made filings with the FERC indicating that we would return to the MISO and that membership would be through a new independent transmission company, GridAmerica LLC, that was agreed to be formed by AmerenCIPS and AmerenUE, along with subsidiaries of FirstEnergy Corporation and NiSource Inc. If the FERC approves the definitive agreements establishing GridAmerica, National Grid will serve as the managing member of GridAmerica and will manage the transmission assets of the three companies and participate in the MISO on behalf of GridAmerica. Other Alliance RTO companies announced their intentions to join the Pennsylvania - Jersey - Maryland (PJM) RTO. On July 25, 2002, the Ameren companies filed a motion with the FERC requesting that it condition the approval of the choices of other Illinois utilities to join the PJM RTO on MISO and PJM entering into an agreement addressing important reliability and rate-barrier issues. On July 31, 2002, the FERC issued an order accepting the formation of GridAmerica as an independent transmission company under the MISO subject to further compliance filings ordered by the FERC. The FERC also issued an order accepting the elections made by the other Illinois utilities to join the PJM RTO on the condition PJM and MISO immediately begin a process to address the reliability and rate-barrier issues raised by us and other market participants in previous filings.

     Until the reliability and rate-barrier issues are resolved as ordered by the FERC, and the tariffs and other material terms of the Ameren companies' participation in GridAmerica, and GridAmerica's participation in the MISO, are finalized and approved by the FERC, we are unable to predict whether the Ameren companies will in fact become a member of GridAmerica or MISO, or the impact that on-going RTO developments will have on our financial condition, results of operation or liquidity.

NOTE 3 - Related Party Transactions

     We have transactions in the normal course of business with Ameren Corporation, our parent company, and its other subsidiaries. These transactions are primarily comprised of power purchases and sales, including power purchases derived under an electric power supply agreement between us and AmerenEnergy Marketing Company (Marketing Company), and other services received or rendered. An electric power supply agreement was entered into between AmerenEnergy Generating Company (Generating Company) and its non-regulated affiliate, Marketing Company, both wholly-owned subsidiaries of AmerenEnergy Resources Company (Resources Company). Subsequently, Marketing Company entered into a separate power supply agreement with our company to supply us sufficient energy and capacity to meet our obligations as a public utility through December 31, 2004 (Power Supply Agreement). As a result of the extension through January 1, 2007 of the electric rate freeze related to the Illinois Law, we expect to seek to renew or extend the Power Supply Agreement through the same period. A renewal or extension of the Power Supply Agreement will depend on compliance with regulatory requirements in effect at the time, and we cannot predict whether we will be successful in securing a renewal or extension of this agreement. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to us for resale to our native load customers at rates specified by the Illinois Commerce Commission (ICC), which approximate the historical regulatory rates for generation, or to retail customers allowed choice of an electric supplier under state law at market-based prices. Through the Power Supply Agreement, we purchased $95 million of power for the three months ended June 30, 2002 (2001 - $100 million) and $193 million for the six months ended June 30, 2002 (2001 - $201 million).

     Intercompany power purchases under the Power Supply Agreement and from Electric Energy, Inc., an affiliate, totaled $101 million for the three months ended June 30, 2002 (2001 - $105 million) and $206 million for the six months ended June 30, 2002 (2001 - $213 million). Intercompany power sales to Marketing Company totaled $6 million for the three months ended June 30, 2002 (2001 - $6 million) and $13 million for the six months ended June 30, 2002 (2001 - $12 million).

     We have the ability to borrow from Ameren or AmerenUE, through a regulated money pool agreement. Ameren Services Company, an affiliate, administers the regulated money pool and tracks internal and external funds separately. Internal funds are surplus funds contributed to the money pool from participants. The primary source of external funds for the regulated money pool at June 30, 2002 was AmerenUE's commercial paper program, which was backed by bank credit agreements totaling $430 million. The total amount available to us at any given time from the regulated money pool is reduced by the amount of borrowings by our affiliates but increased to the extent Ameren, AmerenUE or Ameren Services have surplus funds and the availability of other external borrowing sources. The availability of funds is also determined by funding requirements and limits established by the Public Utility Holding Company Act of 1935. AmerenCIPS, AmerenUE and Ameren Services rely on the regulated money pool to coordinate and provide for certain short-term cash and working capital requirements. Borrowers receiving a loan under the regulated money pool agreement must repay the principal amount of such loan, together with accrued interest. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. The average interest rate for the regulated money pool for the three months ended June 30, 2002 was 1.75% (2001 - 4.38%) and 1.77% (2001 - 4.94%) for the six months ended June 30, 2002.
At June 30, 2002, we had the ability to borrow $830 million, all of which was unused and available, through the regulated money pool. At June 30, 2002, we had $58 million in intercompany receivables outstanding (December 31, 2001 - $24 million) through the regulated money pool.

     In July 2002, Ameren entered into new credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of commercial paper programs. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced AmerenUE's existing $300 million revolving credit facility that was in place as of June 30, 2002 with a maturity of August 15, 2002. In July 2002, AmerenUE also did not renew committed line of credit. As a result of these changes in facilities, at July 31,2002, we had the ability to borrow up to approximately $930 million, all of which was unused and available, from Ameren and AmerenUE through our regulated money pool agreement.

     Our financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. These events include bankruptcy, defaults in payment of other indebtedness, certain judgments that are not paid or insured, or failure to meet or maintain covenants. At June 30, 2002, we were in compliance with these provisions.

     Support services provided by Ameren Services, including wages, employee benefits and professional services, are based on actual costs incurred. For the three months ended June 30, 2002, Other Operating Expenses provided by Ameren Services totaled $15 million (2001 - $15 million). For the six months ended June 30, 2002, Other Operating Expenses provided by Ameren Services totaled $31 million (2001 - $28 million).

     We incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability when we transferred our electric generating assets and liabilities at historical net book value to Generating Company in May 2000. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At June 30, 2002, our deferred tax liability and intercompany tax receivable was $184 million (December 31, 2001 - $195 million), including the current portion of $14 million (December 31, 2001 - $18 million).

     Our intercompany note receivable from Generating Company was approximately $419 million (December 31, 2001 - $462 million) including the current portion of $46 million (December 31, 2001 - $43 million) as of June 30, 2002. Our intercompany interest income recorded in Miscellaneous Income was approximately $8 million (2001 - $9 million) for the three months ended June 30, 2002 and approximately $16 million (2001 - $19 million) for the six months ended June 30, 2002.

     As of June 30, 2002, intercompany receivables included in Other Accounts and Notes Receivable were approximately $70 million (December 31, 2001 - $38 million). As of June 30, 2002, intercompany payables included in Accounts and Wages Payables totaled approximately $62 million (December 31, 2001 - $87 million).

NOTE 4 - Miscellaneous, net

     Miscellaneous, net for the three and six months ended June 30, 2002 and 2001 consisted of the following:

--------------------------------------------------------------------------------
                                                 Three Months   Six Months
                                                 2002   2001   2002    2001
--------------------------------------------------------------------------------
Miscellaneous income:
   Interest and dividend income                  $  7   $  9   $ 16    $ 19
   Equity in earnings of subsidiary                 -      1      -       1
   Other                                            -      -      1       -
--------------------------------------------------------------------------------
Total miscellaneous income                       $  7   $ 10   $ 17    $ 20
--------------------------------------------------------------------------------
Miscellaneous expense:
   Other                                         $  -   $  -   $ (1)   $  -
--------------------------------------------------------------------------------
Total miscellaneous expense                      $  -   $  -   $ (1)   $  -
--------------------------------------------------------------------------------


NOTE 5 - Segment Information
     Segment information for the three and six months ended June 30, 2002 and 2001 was as follows:
----------------------------------------------------------------------
                                           Electric   Gas     Total
----------------------------------------------------------------------
Three months ended June 30, 2002:
----------------------------------------------------------------------
Revenues                                    $ 161   $  26    $ 187
Operating income                               11      -        11
----------------------------------------------------------------------
----------------------------------------------------------------------
Three months ended June 30, 2001:
----------------------------------------------------------------------
Revenues                                    $ 163   $   6    $ 169
Operating income                               11      (2)       9
----------------------------------------------------------------------
----------------------------------------------------------------------
Six months ended June 30, 2002:
----------------------------------------------------------------------
Revenues                                    $ 311   $  91    $ 402
Operating income                               10       4       14
----------------------------------------------------------------------
----------------------------------------------------------------------
Six months ended June 30, 2001:
----------------------------------------------------------------------
Revenues                                    $ 319   $ 112    $ 431
Operating income                               14       6       20
----------------------------------------------------------------------

     Ameren Services, who provides shared support services to us, Ameren and other Ameren subsidiaries, allocates administrative support services to each segment based on various factors, such as headcount, number of customers, and total assets.

NOTE 6 - CILCORP Acquisition

     On April 28, 2002, Ameren entered into an agreement with The AES Corporation to purchase all of the outstanding stock of CILCORP Inc. CILCORP is the parent company of Peoria-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price in cash. Ameren expects to finance a significant portion of the cash component of the purchase price through the issuance of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated by closing.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the ICC, the Securities and Exchange Commission (SEC), the FERC, the expiration of the waiting period under the Hart-Scott-Rodino Act, the Federal Communications Commission and other customary closing conditions.

     For the period ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     Central Illinois Public Service Company operates as AmerenCIPS and is a wholly-owned subsidiary of Ameren Corporation. Our principal business is the regulated transmission and distribution of electricity and the distribution of natural gas to residential, commercial, industrial, and wholesale users in Illinois. Ameren is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a regulated electric generation, transmission and distribution business, and a regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o AmerenEnergy Resources Company (Resources Company), which consists of non-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates Ameren's non-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, and AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren-affiliated companies. Generating Company supplies electric power to Marketing Company which, in turn, supplies us with power under a power supply agreement (Power Supply Agreement).
o AmerenEnergy, Inc. which serves as a power marketing and risk management agent for Ameren- affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which owns and/or operates electric generation and transmission facilities in Illinois. On April 30, 2002, we transferred our 20% common stock interest in EEI to Ameren in the form of a dividend of common stock in EEI. The value of our investment in EEI was $1.8 million. Subsequently, Ameren contributed such stock to Resources Company.
o Ameren Services Company, which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by PUHCA.

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

     Our results of operations and financial position are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions, and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating, and summer cooling, demand. With nearly all of our revenues subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. We principally utilize electric power and natural gas in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather and many other factors. We do not have a purchased power recovery mechanism in Illinois, but do have a gas cost recovery mechanism. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our transmission and distribution systems, and the level of operating and administrative costs and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

Summary

     Our net income decreased to $8 million in the second quarter of 2002 from $10 million in the second quarter of 2001. Our net income decreased to $10 million for the first six months ended June 30, 2002 from $21 million in the same period of 2001. The decrease in both periods was primarily due to the extremely mild weather in our service territory in the first six months of the year (second quarter - $6 million, year-to-date - $1 million). In addition, net income was reduced due to increased benefit costs and tree-trimming costs that resulted in higher operating and maintenance expenses (second quarter - $4 million, year-to-date - $6 million).

Recent Developments

CILCORP Acquisition

     On April 28, 2002, Ameren entered into an agreement with The AES Corporation to purchase all of the outstanding stock of CILCORP Inc. CILCORP is the parent company of Peoria-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price in cash. Ameren expects to finance a significant portion of the cash component of the purchase price through the issuance of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated by closing.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission, the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), the expiration of the waiting period under the Hart-Scott-Rodino Act, the Federal Communications Commission and other customary closing conditions.

     For the period ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

     In April 2002, as a result of AmerenUE's then pending electric earnings complaint case, the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren Corporation's debt under review for possible downgrade or negative credit watch. Standard & Poor's placed the ratings of our debt and AmerenUE's debt on negative credit watch and placed the ratings of Generating Company's debt on positive credit watch. However, Standard & Poor's stated they expect the corporate credit ratings of Ameren and its subsidiaries to be in the "A" rating category following completion of the acquisition. Moody's Investor Service stated they envisioned a one notch downgrade of Ameren's issuer, senior unsecured debt and commercial paper ratings. Ameren's corporate credit rating is A+ at Standard & Poor's and its issuer rating is A2 at Moody's, while AmerenCIPS' corporate credit rating is A+ at Standard & Poor's and our issuer rating is A2 at Moody's. In July, AmerenUE settled its electric earnings complaint case. The rating agencies have not changed the assignment of negative watch, review for possible downgrade or negative outlook to any of the ratings nor have the ratings themselves changed. Any adverse change in Ameren's or our ratings may indirectly reduce our access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings.

Electric Operations

     The following table represents the favorable (unfavorable) variations for the three and six months ended June 30, 2002 from the comparable periods in 2001.

--------------------------------------------------------------------------------
                                             Three Months         Six Months
--------------------------------------------------------------------------------
Operating Revenues:
Effect of abnormal weather (estimate)           $ 5                $ 1
Growth and other (estimate)                      (6)                (6)
Wholesale sales                                   -                 (1)
Interchange sales                                (1)                (2)
--------------------------------------------------------------------------------
                                                $(2)               $(8)

Purchased Power:                                $ 4                $ 7
--------------------------------------------------------------------------------
                                                $ 4                $ 7
--------------------------------------------------------------------------------
Change in electric margin                       $ 2                $(1)
--------------------------------------------------------------------------------

     Electric margins increased $2 million for the three months ended June 30, 2002, while margins decreased $1 million for the six months ended June 30, 2002 compared to the year-ago periods. As a result of more favorable weather in the second quarter, weather-sensitive residential sales increased 13% in the second quarter and 1% in the first six months of 2002 as compared to 2001. Offsetting the favorable weather was lower industrial sales that declined 11% in the second quarter and 7% in the first half of 2002 as compared to 2001, due to the impact of the soft economy. Interchange and wholesale revenues declined in the first six months of 2002 due to decreases in both interchange and wholesale sales. Purchased power costs decreased primarily due to lower energy prices and reduced native load demand for the first six months of 2002.

     The  above  interchange   revenues  and  purchased  power  amounts  include
transactions with our affiliates. See Note 3 - "Related Party Transactions" to our financial statements.

Gas Operations

     Due to favorable weather conditions in the second quarter of 2002, our gas margins increased $7 million compared to the prior year period with increases in gas revenues of $20 million and increases in gas costs of $13 million. Our gas revenues and operating expenses increased primarily due to increases in retail sales including weather-sensitive residential sales and as a result of adjustments made in 2001 relating to the purchased gas adjustment clause pursuant to which we recover gas costs from our customers. Our gas margin increased $2 million for the six months ended June 30, 2002 as compared to the prior year period due to a $21 million decrease in gas revenues partially offset by a $23 million decrease in gas costs. For the first six months of 2002, warmer winter weather reduced gas revenues, offsetting the benefit of favorable weather conditions in the second quarter. The decrease in gas costs for the first six months of 2002 was due to lower natural gas prices and lower purchase volume due to the mild winter weather.

Other Operating Expenses

     Other operations related to operating expenses increased $2 million in the second quarter and $5 million in the first half of 2002 compared to the same year-ago periods, primarily due to increases in employee benefits costs related to the investment performance of pension plan assets and increasing healthcare costs.

     Ameren Services provided services to us, including wages, employee benefits and professional services, that were included in Other Operating Expenses. See
Note 3 - "Related Party Transactions" to our financial statements.

     Maintenance expenses increased $4 million in the second quarter and $5 million in the first half of 2002 compared to same the year-ago periods, primarily due to higher tree-trimming expenses, which were accelerated, in part, to take advantage of the mild weather at the beginning of the year and increased expenses due to storm repairs in the second quarter.

     Income tax expense decreased $3 million in the second quarter of 2002 and $7 million in the first half of 2002 compared to the same year-ago periods, primarily due to lower pre-tax income.

     Other tax expense increased $3 million in both the second quarter and the first half of 2002 compared to the same year-ago periods, primarily due adjustments related to property tax rates in the prior year.

Other Income and Deductions

     Other income and deductions decreased $3 million in the second quarter of 2002 and $4 million in the first half of 2002, compared to the same year-ago periods, primarily due to less intercompany interest received on the Generating Company subordinated promissory note as a result of a lower amount outstanding and lower earnings from EEI due to the transfer of our 20% common stock interest in EEI to Resources Company on April 30, 2002. See Note 4 - "Miscellaneous, net" to our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our cash flows provided by operating activities decreased $21 million to $15 million for the six months ended June 30, 2002 compared to the year-ago period. Cash flows from operating activities decreased primarily due to a decrease in net income, an increase in intercompany money pool receivables, and reduced payables as a result of lower amounts of power purchased from Marketing Company.

     Our tariff-based gross margins continue to be our principal source of cash from operating activities. Our diversified retail customer mix of residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows. We plan to utilize short-term debt to support normal operations and other temporary capital requirements. We are authorized by the SEC under PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any one time. Short-term borrowings consist of commercial paper with maturities generally within 1 to 45 days.

     At June 30, 2002, we had committed bank lines of credit aggregating $25 million, all of which were unused and available at such date. These lines make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. We expect to replace these lines of credit prior to their maturity. At June 30, 2002, we had the ability to borrow up to approximately $830 million from Ameren or AmerenUE through a regulated money pool agreement. For the six months ended June 30, 2002, we had no outstanding short-term borrowings. See Note 3 - "Related Party Transactions" to our financial statements.

     In July 2002, Ameren entered into new credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of commercial paper programs. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced AmerenUE's existing $300 million revolving credit facility that was in place as of June 30, 2002 with a maturity of August 15, 2002. In July 2002, AmerenUE also did not renew a $25 million committed line of credit. As a result of these changes in facilities, at July 31,2002, we had the ability to borrow up to approximately $930 million, all of which was unused and available, from Ameren and AmerenUE through our regulated money pool agreement.

     Our financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. These events include bankruptcy, defaults in payment of other indebtedness, certain judgments that are not paid or insured, or failure to meet or maintain covenants. At June 30, 2002, we were in compliance with these provisions.

Investing

     Our net cash provided by investing activities was $17 million in the first six months of 2002 (2001 - $18 million) representing an increase in construction expenditures from various distribution line upgrades, partially offset by increased receipts on our intercompany note receivable from Generating Company. Capital expenditures are expected to approximate $59 million in 2002.

Financing

     Our net cash flows used in financing activities totaled $38 million in the first six months of 2002 compared to $49 million in the year-ago period. Our principal financing activities for the first six months of 2002 included the payment of dividends and the redemption of long-term debt. Our principal financing activities for the first six months of 2001 included the repayment of intercompany money pool borrowings and the issuance of long-term debt.

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

Electric Industry Restructuring

Illinois

     See Note 2 - "Rate and Regulatory Matters" to our financial statements.

Federal - Regional Transmission Organizations

     See Note 2 - "Rate and Regulatory Matters" to our financial statements.

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


Accounting Policy                                     Uncertainties Affecting Application
-----------------                                     -----------------------------------

Regulatory Mechanisms & Cost Recovery
     We defer costs as regulatory assests in         o   Regulatory environment, external regulatory
     accordance with SFAS 71 and make investments        decisions and requirements
     that we assume we will be able to collect in    o   Anticipated future regulatory decisions and
     future rates                                        their impact
                                                     o   Impact of deregulation and competition on
                                                         ratemaking process and ability to recover costs
     Basis for Judgment
     We determine that costs are recoverable  based on previous rulings by state regulatory  authorities in jurisdictions where we operate, or other factors that lead us to believe that cost recovery is probable.



Environmental Costs
     We accrue for all known environmental           o  Extent of contamination
     contamination, where remediation can be         o  Responsible party determination
     reasonably estimated, but some of our           o  Approved methods for cleanup
     operations have existed for over 100 years      o  Present and future legislation and governmental
     and previous contamination may be unknown to       regulations and standards
     us.                                             o  Results of ongoing research and development
                                                        regarding environmental impacts

     Basis for Judgment
     We determine the proper amounts to accrue for  environmental  contamination based on  internal  and third  party  estimates  of  clean-up  costs in the
     context  of  current   remediation   regulation   standards  and  available
     technology.

Unbilled Revenue

     At the end of each period, we estimate, based   o  Projecting customer energy usage
     on expected usage, the amount of revenue to     o  Estimating impacts of weather and other
     record for services that have been provided        usage-affecting factors for the unbilled period
     to customers, but not billed.  This period
     can be up to one month.

     Basis for Judgment
     We determine the proper amount of unbilled revenue to accrue each period based on the volume of energy delivered as valued by a model of billing cycles and historical usage rates and growth by customer class for our service area, as adjusted for the modeled impact of seasonal and weather variations based on historical results.

Benefit Plan Accounting

     Based on actuarial calculations, we accrue      o  Future rate of return on pension and other plan
     costs of providing future employee benefits        assets
     in accordance with SFAS 87, 106, and 112.       o  Interest rates used in valuing benefit
     See Note 10 to our financial statements for        obligations
     the year ended December 31, 2001.               o  Healthcare costs trend rates

     Basis for Judgment
     We utilize a third party consultant to assist us in evaluating and recording the proper amount for future employee benefits. Our ultimate selection of the discount rate, healthcare trend rate and expected rate of return on pension assets is based on our review of available current, historical and projected rates, as applicable.


Impact of Future Accounting Pronouncements

     See Note 1 - "Summary of Significant Accounting Policies" to our financial statements.

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

     Utilizing our debt outstanding at June 30, 2002, if interest rates increased by 1%, our annual interest expense would increase by $0.3 million and net income would decrease by $0.3 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Safe Harbor Statement

     Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the year ended December 31, 2001, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o the effects of the AmerenUE excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a FERC approved Regional Transmission Organization (RTO), including activities associated with the Midwest Independent System Operator;
o availability and future market prices for purchased power, electricity and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o    the impact of the adoption of new accounting standards;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o    future wages and employee benefits costs;
o disruptions of the capital markets or other events making AmerenCIPS' access to necessary capital more difficult or costly;
o cost and availability of transmission capacity required to satisfy our energy sales; and
o    legal and administrative proceedings.

PART II. - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     On July 30, 2002, the Illinois Attorney General's Office advised us that it would be commencing an enforcement action concerning an inactive waste disposal site near Coffeen, Illinois, which is the location of a disposal facility permitted by the Illinois Environmental Protection Agency to receive fly ash from the Coffeen power plant. The Illinois Attorney General also notified the disposal facility's current and former owners as to the proposed enforcement action. The Attorney General advised that it may initiate an action under CERCLA to recover past costs incurred at the site ($322,000) and to obtain a declaratory judgment as to liability for future costs. Neither AmerenEnergy Generating Company (Generating Company), the current owner of the Coffeen power plant, nor us, the prior owner of the Coffeen power plant, owned or operated the disposal facility. We believe that this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

     Reference is made to Item 1. Business - Rates and Regulation - Environmental Matters in Part I of our Form 10-K for the year-ended December 31, 2001 for a discussion of the lawsuit filed in the Circuit Court of Christian County, Illinois by Steven and Tina Brannan against our parent, Ameren Corporation, Generating Company and us. This lawsuit alleged that we and others were negligent in the manner in which our manufactured gas plant site in Taylorville, Illinois, was remediated, therefore wrongfully causing the death of the Brannan's minor son. On July 3, 2002, a settlement agreement was entered into with the Brannans which fully released our parent, affiliate and us from all liabilities claimed in the lawsuit in consideration for payment of an amount, the disclosure of which is restricted by a confidentiality agreement. The settlement will not have a material adverse effect on our financial position, results of operations or liquidity.

     Reference is made to Item 3. Legal Proceedings in Part I of our Form 10-K for the year-ended December 31, 2001 and to Item 1. Legal Proceedings in Part II of our Form 10-Q for the quarterly period ended March 31, 2002 for a discussion of a number of lawsuits that name our affiliate, Union Electric Company operating as AmerenUE, our parent, Ameren Corporation, and us (which we refer to as the Ameren companies), along with numerous other parties, as defendants that have been filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Since the filing of our Form 10-Q for the quarterly period ended March 31, 2002, thirty-four additional lawsuits have been filed against the Ameren companies. These lawsuits, like the previous cases, were mostly filed in the Circuit Court of Madison County, Illinois, involve a large number of total defendants and seek unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants. Also since our first quarter Form 10-Q filing, a settlement has been reached in one lawsuit for a monetary amount not material to the Ameren companies and in one case, the Ameren companies have been voluntarily dismissed.

     To date, a total of seventy-six asbestos-related lawsuits have been filed against the Ameren companies, of which sixty-two are pending, ten have been settled and four have been dismissed. We believe that the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.


ITEM 4.  Submission of Matters To a Vote of Security Holders.

     At the annual meeting of our stockholders held on April 23, 2002, the following matter was presented to the meeting for a vote and the results of such voting are as follows:

     Election of Directors.
                                                                    Non-Voted
              Name                      For          Withheld       Brokers
              ----                      ---          --------       ---------
     Paul A. Agathen                 26,066,742       55,722            0
     Warner L. Baxter                26,066,742       55,722            0
     Charles W. Mueller              26,066,742       55,722            0
     Gary L. Rainwater               26,066,727       55,737            0
     Thomas R. Voss                  26,066,742       55,722            0

ITEM 5.  Other Information.

     Any stockholder proposal intended for inclusion in the proxy material for our 2003 annual meeting of stockholders must be received by us by November 30, 2002.

     In addition, under our By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by our Secretary not later than 60 nor earlier than 90 days prior to the first anniversary of the preceding year's annual meeting. For our 2003 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than February 22, 2003 or earlier than January 23, 2003.

     The Audit Committee of the Board of Directors of Ameren has approved our independent accountants, PriceWaterhouseCoopers, to perform the following audit and non-audit services:

o    Audits required by the federal, state or local government rules
o    Audits of employee pension and benefits plans
o    Income tax accounting and consulting projects
o Comfort letters and consents required to complete SEC filings and issue securities
o Consultation on responses to accounting inquiries by regulatory or other bodies
o    Audit of AmerenEnergy earnings before interest and taxes statement
o    Review of stock transfer agent and registrar internal controls
o    Review of risk management internal controls
o    Consultation on the accounting for corporate events and transactions
o    Assistance with preparation of testimony for regulatory filings

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)(i)  Exhibits

             99.1 - Certificate of Chief Executive  Officer  required by Section
                    906 of the Sarbanes-Oxley Act of 2002 (not filed as part of this Report on Form 10-Q).

             99.2 - Certificate of Chief Financial  Officer  required by Section
                    906 of the Sarbanes-Oxley Act of 2002 (not filed as part of this Report on Form 10-Q).


     (a)(ii) Exhibits Incorporated by Reference.

             10.1 - Memorandum  of  Understanding  dated  May 24,  2002  between
                    Ameren Services Company, as agent for AmerenUE and AmerenCIPS, and the Midwest Independent Transmission System Operator, Inc. (MISO) (June 30, 2002 Ameren Corporation Form 10-Q, Exhibit 10.1).

             10.2 - Participation  Agreement  dated  as of July  3,  2002 by and among MISO, Ameren Services Company as agent for AmerenUE and AmerenCIPS, FirstEnergy Corporation on behalf of American Transmission Systems, Incorporated, Northern Indiana Public Service Company and National Grid (June 30, 2002 Ameren Corporation Form 10-Q, Exhibit 10.2).


     (b) Reports on Form 8-K. AmerenCIPS filed a report on Form 8-K dated May 28, 2002 relating to the decision of AmerenCIPS and AmerenUE to rejoin the MISO.

     Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

               Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

               Reports of Ameren Energy Generating Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under the File Number 333-56594.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CENTRAL ILLINOIS PUBLIC
                                 SERVICE COMPANY
                                  (Registrant)

                                By     /s/ Martin J. Lyons
                                   ---------------------------------------
                                           Martin J. Lyons
                                             Controller
                                    (Principal Accounting Officer)

Date:  August 14, 2002

                                                                   Exhibit 99.1





                                   CERTIFICATE
                                 furnished under
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     I, Gary L. Rainwater, chief executive officer of Central Illinois Public Service Company, hereby certify that to the best of my knowledge, the accompanying Report of Central Illinois Public Service Company on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Central Illinois Public Service Company.



                                       /s/ Gary L. Rainwater
                                   ------------------------------------
                                           Gary L. Rainwater
                                           Chief Executive Officer

Date:  August 14, 2002

                                                                   Exhibit 99.2



                                   CERTIFICATE
                                 furnished under
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     I, Warner L. Baxter,  chief  financial  officer of Central  Illinois Public
Service Company, hereby certify that to the best of my knowledge, the accompanying Report of Central Illinois Public Service Company on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Central Illinois Public Service Company.



                                       /s/ Warner L. Baxter
                                   ------------------------------------
                                           Warner L. Baxter
                                           Chief Financial Officer

Date:  August 14, 2002