Form 10-Q
period 2002-09-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2002-11-14
CIK 18654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended September 30, 2002

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


     Shares outstanding of Central Illinois Public Service Company's common stock as of November 12, 2002: Common Stock, no par value, held by Ameren Corporation (parent company of registrant) - 25,452,373




                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                      INDEX


                                                                           Page
                                                                           ----
PART I.       Financial Information

     ITEM 1.  Financial Statements (Unaudited)
              Balance Sheet at September 30, 2002 and December 31, 2001 . .  2
              Statement of Income for the three and nine months
              ended September 30, 2002 and 2001 . . . . . . . . . . . . . .  3
              Statement of Cash Flows for the nine months ended
              September 30, 2002 and 2001 . . . . . . . . . . . . . . . . .  4
              Statement of Common Stockholder's Equity for the three
              and nine months ended September 30, 2002 and 2001 . . . . . .  5
              Notes to Financial Statements . . . . . . . . . . . . . . . .  6

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . 13

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk  . 20

     ITEM 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . 21

PART II.      Other Information

     ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 22

     ITEM 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 22

     ITEM 6   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 22

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

CERTIFICATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23


This Form 10-Q  contains  "forward-looking  statements"  within  the  meaning of
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Safe Harbor Statement." Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.



PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                          CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                       BALANCE SHEET
                                 (Unaudited, in millions)

                                                     September 30,  December 31,
                                                         2002          2001
                                                     ------------   ------------
ASSETS:
Property and plant, at original cost:
   Electric                                              $1,242      $1,224
   Gas                                                      287         280
                                                         ------      ------
                                                          1,529       1,504
   Less accumulated depreciation and amortization           722         693
                                                         ------      ------
                                                            807         811
Construction work in progress                                13          11
                                                         ------      ------
      Total property and plant, net                         820         822
                                                         ------      ------
Investments and other assets:
   Intercompany notes receivable                            373         419
   Intercompany tax receivable                              166         177
   Other assets                                              13          17
                                                         ------      ------
      Total investments and other assets                    552         613
                                                         ------      ------
Current assets:
   Cash and cash equivalents                                 16          26
   Accounts receivable - trade (less allowance for
      doubtful accounts of $1 and $1, respectively)          57          38
   Unbilled revenue                                          61          81
   Other accounts and notes receivable                       66          61
   Intercompany notes receivable                             46          43
   Intercompany tax receivable                               13          18
   Materials and supplies, at average cost -
      Fossil fuel                                            33          33
      Other                                                  10           9
   Other                                                      8           7
                                                         ------      ------
      Total current assets                                  310         316
                                                         ------      ------
Regulatory assets                                            30          32
                                                         ------      ------
Total Assets                                             $1,712      $1,783
                                                         ======      ======

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, no par value, 45.0 shares
      authorized - 25.5 shares outstanding               $  120      $  120
   Retained earnings                                        428         444
                                                         ------      ------
      Total common stockholder's equity                     548         564
                                                         ------      ------
   Preferred stock not subject to mandatory redemption       80          80
   Long-term debt                                           534         579
                                                         ------      ------
      Total capitalization                                1,162       1,223
                                                         ------      ------
Current liabilities:
   Current maturities of long-term debt                      45          33
   Accounts and wages payable                                78         114
   Accumulated deferred income taxes                          -          20
   Taxes accrued                                             51          23
   Other                                                     33          31
                                                         ------      ------
      Total current liabilities                             207         221
                                                         ------      ------
Accumulated deferred income taxes                           271         255
Accumulated deferred investment tax credits                  11          12
Regulatory liabilities                                       23          36
Other deferred credits and liabilities                       38          36
                                                         ------      ------
Total Capital and Liabilities                            $1,712      $1,783
                                                         ======      ======

See Notes to Financial Statements.

                 CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                           STATEMENT OF INCOME
                        (Unaudited, in millions)

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                        -------------------  ------------------
                                             2002    2001     2002     2001
                                             -----   -----    -----    -----
OPERATING REVENUES:
   Electric                                  $ 209   $ 210    $ 520    $ 529
   Gas                                          15      19      106      131
                                             -----   -----    -----    -----
      Total operating revenues                 224     229      626      660
                                             -----   -----    -----    -----

OPERATING EXPENSES:
   Operations
      Purchased power                          117     123      323      336
      Gas                                        6       9       62       88
      Other                                     31      33       94       91
                                             -----   -----    -----    -----
                                               154     165      479      515
   Maintenance                                   8       8       26       21
   Depreciation and amortization                13      12       38       36
   Income taxes                                 16      14       21       26
   Other taxes                                   6       6       21       18
                                             -----   -----    -----    -----
      Total operating expenses                 197     205      585      616
                                             -----   -----    -----    -----

OPERATING INCOME                                27      24       41       44

OTHER INCOME AND (DEDUCTIONS):
   Miscellaneous, net
     Miscellaneous income                        8      13       25       33
     Miscellaneous expense                       -      (1)      (1)      (1)
     Income taxes                                -      (1)       -       (1)
                                             -----   -----    -----    -----
      Total other income and (deductions)        8      11       24       31
                                             -----   -----    -----    -----


INTEREST CHARGES                                11      10       31       29
                                             -----   -----    -----    -----

NET INCOME                                      24      25       34       46

PREFERRED STOCK DIVIDENDS                        1       1        3        3
                                             -----   -----    -----    -----

NET INCOME AFTER PREFERRED STOCK DIVIDENDS   $  23   $  24    $  31    $  43
                                             =====   =====    =====    =====


See Notes to Financial Statements.

                    CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                            STATEMENT OF CASH FLOWS
                           (Unaudited, in millions)
                                                      Nine Months Ended
                                                       September 30,
                                                      -----------------
                                                        2002     2001
                                                       -----    -----
Cash Flows From Operating:
   Net income                                          $  34    $  46
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                    38       36
         Amortization of debt issuance costs and
         premium/discounts                                 1        1
         Deferred income taxes, net                      (12)     (14)
         Deferred investment tax credits, net             (1)      (1)
         Changes in assets and liabilities:
               Receivables, net                           (4)      11
               Materials and supplies                     (1)     (14)
               Accounts and wages payable                (36)     (17)
               Taxes accrued                              28       22
               Assets, other                              25        8
               Liabilities, other                         (1)       3
                                                       -----    -----
Net cash provided by operating activities                 71       81
                                                       -----    -----

Cash Flows From Investing:
   Construction expenditures                             (41)     (34)
   Intercompany notes receivable                          43       40
                                                       -----    -----
Net cash provided by investing activities                  2        6
                                                       -----    -----

Cash Flows From Financing:
   Dividends on common stock                             (47)     (15)
   Dividends on preferred stock                           (3)      (3)
   Redemptions:
      Long-term debt                                     (33)     (30)
      Intercompany notes payable                           -     (194)
   Issuances:
      Long-term debt                                       -      150
                                                       -----    -----
Net cash used in financing activities                    (83)     (92)
                                                       -----    -----

Net change in cash and cash equivalents                  (10)      (5)
Cash and cash equivalents at beginning of year            26       30
                                                       -----    -----
Cash and cash equivalents at end of period             $  16    $  25
                                                       =====    =====

Cash paid during the periods:
   Interest                                            $  26    $  25
   Income taxes, net                                       6       17

See Notes to Financial Statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                            (Unaudited, in millions)


                                   Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                   ------------------   -----------------
                                     2002     2001       2002     2001
                                     -----    -----      -----    -----

Common stock                         $ 120    $ 120      $ 120    $ 120

Retained earnings
   Beginning balance                   421      454        444      435
   Net income                           24       25         34       46
   Common stock dividends              (16)     (34)       (47)     (34)
   Preferred stock dividends            (1)      (1)        (3)      (3)
                                     -----    -----      -----    -----
                                       428      444        428      444
                                     -----    -----      -----    -----

Total common stockholder's equity    $ 548    $ 564      $ 548    $ 564
                                     =====    =====      =====    =====



See Notes to Financial Statements.

                                       5

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002


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

     When we refer to AmerenCIPS, our, we or us, we are referring to Central Illinois Public Service Company. All tabular dollar amounts are in millions, unless otherwise indicated.

Accounting Changes and Other Matters

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

     On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30. We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared with the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. SFAS 144 did not have any effect on our financial position, results of operations or liquidity upon adoption.

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires an entity to recognize and measure at fair value a liability for a cost associated with an exit or disposal activity in the period in which the liability is incurred and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

Excise Taxes

     Excise taxes on our Illinois gas customer bills are imposed on us and are recorded gross in Operating Revenues and Other Taxes. Excise taxes recorded in Operating Revenues and Other Taxes for the three and nine months ended September 30, 2002 and 2001 were $2 million and $9 million, respectively. Excise taxes applicable to Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable.

Employee Benefit Plans

     Ameren Corporation, our parent company, made cash contributions totaling $15 million to Ameren's defined benefit retirement plans during the third quarter of 2002, and Ameren expects to make additional cash contributions to the plans totaling approximately $15 million in the fourth quarter of 2002. Our share of the cash contribution made in the third quarter of 2002 was approximately $2 million, and we expect our share of the cash contribution that may be made in the fourth quarter of 2002 will be approximately $2 million. Future funding plans will be evaluated at the end of 2002. Based on the performance of plan assets through September 30, 2002, Ameren expects to be required under the Employee Retirement Income Security Act of 1974 to fund $25 million to $50 million in 2004 and $150 million to $200 million in 2005 in order to maintain minimum funding levels. We expect our share of the funding to be between $3 million to $5 million, and $16 million to $21 million for 2004 and 2005, respectively, plus our share related to employees of our affiliate, Ameren Services Company. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, any plan funding in 2002 or 2003 and finalization of actuarial assumptions. In addition, we expect at December 31, 2002, to be required to record a minimum pension liability that would result in a charge to Accumulated Other Comprehensive Income (OCI) in stockholder's equity. The amount of the charge is expected to result in a less than one percent change in our debt to total capitalization ratios.


NOTE 2 - Rate and Regulatory Matters

Illinois Electric

     In December 1997, the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) was enacted providing for electric utility restructuring in Illinois. This legislation introduced competition into the retail supply of electric energy in Illinois. Illinois residential customers were offered choice in suppliers beginning on May 1, 2002. Industrial and commercial customers were previously offered this choice.

     The original Illinois Law contained a provision freezing retail bundled electric rates through January 1, 2005. In 2002, legislation was passed and signed into law that extended the rate freeze period through January 1, 2007. As a result of the extension through January 1, 2007 of the electric rate freeze related to the Illinois Law, we expect to seek to renew or extend a power supply agreement between us and our affiliate, AmerenEnergy Marketing Company (Marketing Company), through the same period. A renewal or extension of the power supply agreement will depend on compliance with regulatory requirements in effect at the time, and we cannot predict whether we will be successful in securing a renewal or extension of this agreement. The offering of choice to our industrial and commercial customers has not had a material adverse effect on our business, and we do not expect the offering of choice to our residential customers, or the extension of the rate freeze, to have a material adverse effect on our business.

     In October 2002, we and our affiliate, Union Electric Company, operating as AmerenUE, filed with the Illinois Commerce Commission (ICC) a proposal to suspend collection of transition charges associated with the Illinois Law for the period commencing June 2003 until at least June 2005. The Illinois Law allows a utility to collect transition charges from customers that elect to move from bundled retail rates to market-based rates. Utilities have the right to collect transition charges throughout the transition period that ends January 1, 2007. The suspension of collection of transition charges is not expected to have a material impact on us.

 Federal - Electric Transmission

     In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order 2000 requiring all utilities, subject to FERC jurisdiction, to state their intentions for joining a regional transmission organization (RTO). RTOs are independent organizations that will functionally control the transmission assets of utilities in order to improve the wholesale power market. Since January 2001, we and AmerenUE, along with several other utilities, were seeking approval from the FERC to participate in an RTO known as the Alliance RTO. We had previously been a member of the Midwest Independent System Operator (Midwest ISO) and recorded a pretax charge to earnings in 2000 of $8 million ($5 million after taxes) for an exit fee and other costs when we left that organization. We felt the for-profit Alliance RTO business model was superior to the not-for-profit Midwest ISO business model and provided us with a more equitable return on our transmission assets.

     In late 2001, the FERC issued an order that rejected the formation of the Alliance RTO and ordered the Alliance RTO companies and the Midwest ISO to discuss how the Alliance RTO business model could be accommodated within the Midwest ISO. On April 25, 2002, after the Alliance RTO and Midwest ISO failed to reach an agreement, and after a series of filings by the two parties with the FERC, the FERC issued a declaratory order setting forth the division of responsibilities between the Midwest ISO and National Grid (the managing member of the transmission company formed by the Alliance companies) and approved the rate design and the revenue distribution methodology proposed by the Alliance companies. However, the FERC denied a request by the Alliance companies and National Grid to purchase certain services from the Midwest ISO at incremental cost rather than Midwest ISO's full tariff rates. The FERC also ordered the Midwest ISO to return the exit fee paid by us and AmerenUE to leave the Midwest ISO, provided we and AmerenUE return to the Midwest ISO and agree to pay their proportional share of the startup and ongoing operational expenses of the Midwest ISO. Moreover, the FERC required the Alliance companies to select the RTO in which they will participate within thirty days of the order.

     Since the April 2002 FERC order, we and AmerenUE have made filings with the FERC indicating that we would return to the Midwest ISO through a new independent transmission company, GridAmerica LLC, that was agreed to be formed by us and AmerenUE, along with subsidiaries of FirstEnergy Corporation and NiSource Inc. If the FERC approves the definitive agreements establishing GridAmerica, a subsidiary of National Grid will serve as the managing member of GridAmerica and will manage the transmission assets of the three companies and participate in the Midwest ISO on behalf of GridAmerica. Other Alliance RTO companies announced their intentions to join the PJM Interconnection LLC (PJM) RTO. On July 25, 2002, the Ameren companies filed a motion with the FERC requesting that it condition the approval of the choices of other Illinois utilities to join the PJM RTO on Midwest ISO and PJM entering into an agreement addressing important reliability and rate-barrier issues. On July 31, 2002, the FERC issued an order accepting the formation of GridAmerica as an independent transmission company under the Midwest ISO subject to further compliance filings ordered by the FERC. The FERC also issued an order accepting the elections made by the other Illinois utilities to join the PJM RTO on the condition PJM and Midwest ISO immediately begin a process to address the reliability and rate-barrier issues raised by us and other market participants in previous filings.

     Until the reliability and rate-barrier issues are resolved as ordered by the FERC, and the tariffs and other material terms of the Ameren companies' participation in GridAmerica, and GridAmerica's participation in the Midwest ISO, are finalized and approved by the FERC, we are unable to predict whether the Ameren companies will in fact become a member of GridAmerica or Midwest ISO, or the impact that on-going RTO developments will have on our financial condition, results of operation or liquidity.

     On July 31, 2002, the FERC issued its standard market design notice of proposed rulemaking (NOPR). The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR calls for all jurisdictional transmission facilities to be placed under the control of an independent transmission provider (similar to an RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. We are currently evaluating the NOPR and its possible impact on operations and expect to file comments on the NOPR with the FERC in November 2002. Until the FERC issues a final rule, management is unable to predict the ultimate impact on our future financial position, results of operations or liquidity.

NOTE 3 - Related Party Transactions

     We have transactions in the normal course of business with Ameren Corporation, our parent company, and Ameren's other subsidiaries. These transactions are primarily comprised of power purchases and sales, including power purchases derived under an electric power supply agreement between us and Marketing Company, and other services received or rendered. An electric power supply agreement was entered into between AmerenEnergy Generating Company (Generating Company) and its non-regulated affiliate, Marketing Company, both wholly-owned subsidiaries of AmerenEnergy Resources Company (Resources Company). Subsequently, Marketing Company entered into a separate power supply agreement with our company to supply us sufficient energy and capacity to meet our obligations as a public utility through December 31, 2004 (Power Supply Agreement). As a result of the extension through January 1, 2007 of the electric rate freeze related to the Illinois Law, we expect to seek to renew or extend the Power Supply Agreement through the same period. A renewal or extension of the Power Supply Agreement will depend on compliance with regulatory requirements in effect at the time, and we cannot predict whether we will be successful in securing a renewal or extension of this agreement. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to us for resale to our native load customers at rates specified by the ICC, which approximate the historical regulatory rates for generation, or to retail customers allowed choice of an electric supplier under state law at market-based prices. Through the Power Supply Agreement, we purchased $111 million of power for the three months ended September 30, 2002 (2001 - $117 million) and $304 million for the nine months ended September 30, 2002 (2001 - $318 million).

     Intercompany power purchases under the Power Supply Agreement and from Electric Energy, Inc., an affiliate, totaled $117 million for the three months ended September 30, 2002 (2001 - $123 million) and $323 million for the nine months ended September 30, 2002 (2001 - $336 million). Intercompany power sales to Marketing Company totaled $6 million for the three months ended September 30, 2002 (2001 - $6 million) and $19 million for the nine months ended September 30, 2002 (2001 - $18 million).

     We have the ability to borrow from Ameren or AmerenUE, through a regulated money pool agreement. Ameren Services, an affiliate, administers the regulated money pool and tracks internal and external funds separately. Internal funds are surplus funds contributed to the money pool from participants. The primary source of external funds for the regulated money pool at September 30, 2002 was AmerenUE's commercial paper program, which was backed by bank credit agreements totaling $430 million and credit agreements totaling $400 million at Ameren. The total amount available to us at any given time from the regulated money pool is reduced by the amount of borrowings by our affiliates but increased to the extent Ameren, AmerenUE or Ameren Services have surplus funds and the availability of other external borrowing sources. The availability of funds is also determined by funding requirements and limits established by the Public Utility Holding Company Act of 1935. AmerenCIPS, AmerenUE and Ameren Services rely on the regulated money pool to coordinate and provide for certain short-term cash and working capital requirements. Borrowers receiving a loan under the regulated money pool agreement must repay the principal amount of such loan, together with accrued interest. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the regulated money pool. The average interest rate for the regulated money pool for the three months ended September 30, 2002 was 1.73% (2001 - 3.67%) and 1.75% (2001 - 4.51%) for the nine months ended September 30, 2002. At September 30, 2002, we had the ability to borrow up to $886 million, all of which was unused and available, in addition to cash balances at Ameren Corporation, through the regulated money pool. At September 30, 2002, we had $39 million in intercompany receivables outstanding (December 31, 2001 - $24 million) through the regulated money pool.

     In July 2002, Ameren Corporation entered into new credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of commercial paper programs. These new credit facilities support our ability to borrow through the regulated money pool. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced AmerenUE's $300 million revolving credit facility. At September 30, 2002, all of such borrowing capacity under these new facilities was available.

     Our financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. These events include bankruptcy, defaults in payment of other indebtedness, certain judgments that are not paid or insured, or failure to meet or maintain covenants. At September 30, 2002, we were in compliance with these provisions.

     Support services provided by Ameren Services, including wages, employee benefits and professional services, are based on actual costs incurred. For the three months ended September 30, 2002, Other Operating Expenses provided by Ameren Services totaled $15 million (2001 - $13 million). For the nine months ended September 30, 2002, Other Operating Expenses provided by Ameren Services totaled $46 million (2001 - $41 million).

     As of September 30, 2002, intercompany receivables included in Other Accounts and Notes Receivable were approximately $52 million (December 31, 2001
- $38 million). As of September 30, 2002, intercompany payables included in Accounts and Wages Payables totaled approximately $58 million (December 31, 2001
- $87 million).

     We incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability when we transferred our electric generating assets and liabilities at historical net book value to Generating Company in May 2000. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At September 30, 2002, our deferred tax liability and intercompany tax receivable was $179 million (December 31, 2001 - $195 million), including the current portion of $13 million (December 31, 2001 - $18 million).

     Our intercompany note receivable from Generating Company was approximately $419 million (December 31, 2001 - $462 million) including the current portion of $46 million (December 31, 2001 - $43 million) as of September 30, 2002. Our intercompany interest income recorded in Miscellaneous Income was approximately $8 million (2001 - $9 million) for the three months ended September 30, 2002 and approximately $24 million (2001 - $28 million) for the nine months ended September 30, 2002.


NOTE 4 - Miscellaneous, net

     Miscellaneous, net for the three and nine months ended September 30, 2002 and 2001 consisted of the following:

--------------------------------------------------------------------------------
                                                   Three Months     Nine Months
--------------------------------------------------------------------------------
                                                    2002   2001    2002    2001
                                                    ----   ----    ----    ----
Miscellaneous income:
   Interest and dividend income                    $  8   $  9    $ 24    $ 28
   Equity in earnings of subsidiary                   -      1       -       2
   Other                                              -      3       1       3
--------------------------------------------------------------------------------
Total miscellaneous income                         $  8   $ 13    $ 25    $ 33
--------------------------------------------------------------------------------

Miscellaneous expense:
   Other                                           $  -   $ (1)   $ (1)   $ (1)
--------------------------------------------------------------------------------
Total miscellaneous expense                        $  -   $ (1)   $ (1)   $ (1)
--------------------------------------------------------------------------------



NOTE 5 - Segment Information

     Segment information for the three and nine months ended September 30, 2002 and 2001 was as follows:

---------------------------------------------------------------------
                                           Electric    Gas    Total
---------------------------------------------------------------------
Three months ended September 30, 2002:
---------------------------------------------------------------------
Revenues                                    $ 209    $  15    $ 224
Operating income                               28       (1)      27
---------------------------------------------------------------------
---------------------------------------------------------------------
Three months ended September 30, 2001:
---------------------------------------------------------------------
Revenues                                    $ 210    $  19    $ 229
Operating income                               25       (1)      24
---------------------------------------------------------------------
---------------------------------------------------------------------
Nine months ended September 30, 2002:
---------------------------------------------------------------------
Revenues                                    $ 520    $ 106    $ 626
Operating income                               38        3       41
---------------------------------------------------------------------
---------------------------------------------------------------------
Nine months ended September 30, 2001:
---------------------------------------------------------------------
Revenues                                    $ 529    $ 131    $ 660
Operating income                               39        5       44
---------------------------------------------------------------------

     Ameren Services, which provides shared support services to us, Ameren and other Ameren subsidiaries, allocates administrative support services to each segment based on various factors, such as headcount, number of customers, and total assets.


NOTE 6 - CILCORP Acquisition

     On April 28, 2002, Ameren entered into an agreement with The AES Corporation (AES) to purchase all of the outstanding common stock of CILCORP Inc. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price payable in cash. Ameren expects to finance a significant portion of the cash component of the purchase price through prior and future issuances of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated in 2003.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the ICC, the FERC, the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA), and the Federal Communications Commission, as well as the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. Applications to all applicable regulatory agencies were made and are proceeding through the approval process. On August 30, 2002, Ameren and AES received from the U.S. Department of Justice (DOJ) a Request for Additional Information (Second Request) under the Hart-Scott-Rodino Act pertaining to the CILCORP acquisition. Ameren intends to respond to the Second Request by the end of November. Under the stock purchase agreement with AES, Ameren is obligated to resolve any issues raised by the DOJ in connection with the Hart-Scott-Rodino filing. Although issuance of a Second Request is not unusual for transactions of this size, it does extend the review and waiting period under the

Act. Ameren does not expect that this extension will impact the anticipated transaction closing date. In October 2002, Ameren resolved all outstanding issues related to the CILCORP acquisition with the ICC Staff and all intervenors that filed testimony in the case. The principal issue, among other things, related to the potential exercise of market power within the CILCO service territory. To address this issue Ameren has agreed to invest approximately $23 million by December 31, 2008 to increase the power import capability into CILCO's service territory. The parties expect to agree upon a draft proposed Order for presentation to the ICC in November, which is expected to issue a final Order by the end of the year.

     For the nine-month period ended September 30, 2002, CILCORP had revenues of $579 million, operating income of $79 million, and net income from continuing operations of $29 million, and as of September 30, 2002 had total assets of $1.9 billion. For the year ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.


NOTE 7 - Subsequent Event

     On November 4, 2002, Ameren Corporation announced a voluntary retirement program that is being offered to approximately 1,000 of its 7,400 employees, including employees providing support functions to us through Ameren Services and approximately 110 AmerenCIPS employees. In addition, Ameren announced limits on its contribtions and increased retiree contributions for certain retiree medical benefit plans and a freeze on wage increases beginning in 2003 for all management employees, including AmerenCIPS management employees. While we and Ameren expect to realize significant long-term savings as a result of this program, we expect to incur a one-time, after-tax charge in the fourth quarter of 2002 related to the voluntary retirement program. That charge for Ameren could range between $30 million and $50 million, based on voluntary retirements ranging between 300 and 500, respectively. We expect to be allocated a portion of this charge, depending on the amount of retirements within AmerenCIPS and Ameren Services. In addition to the voluntary retirement program, we and Ameren may consider implementing an involuntary severance program if it is determined that additional positions must be eliminated to achieve optimum organizational efficiency and effectiveness. Further, we and Ameren will continue to seek other ways to reduce staffing over the next year to reduce costs and gain efficiencies in operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Central Illinois Public Service Company operates as AmerenCIPS and is a wholly-owned subsidiary of Ameren Corporation (Ameren). Our principal business is the regulated transmission and distribution of electricity and the distribution of natural gas to residential, commercial, industrial, and wholesale users in Illinois. Ameren is a holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA). Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a regulated electric generation, transmission and distribution business, and a regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates Ameren's non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, and AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren-affiliated companies. Generating Company supplies electric power to Marketing Company which, in turn, supplies us with power under a power supply agreement (Power Supply Agreement).
o AmerenEnergy, Inc. (AmerenEnergy) which serves as a power marketing and risk management agent for Ameren- affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which owns and/or operates electric generation and transmission facilities in Illinois. On April 30, 2002, we transferred our 20% common stock interest in EEI to Ameren in the form of a dividend of common stock in EEI. The book value of our investment in EEI was $1.8 million. Subsequently, Ameren contributed such stock to Resources Company.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by PUHCA.

     You should read the following discussion and analysis in conjunction with:

o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o The audited financial statements and related notes that are included in our Annual Report on Form 10-K for the year ended December 31, 2001.
o Management's Discussion and Analysis of Financial Condition and Results of Operations that is included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     When we refer to AmerenCIPS, our, we or us, we are referring to Central Illinois Public Service Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     Our results of operations and financial position are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions, and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating, and summer cooling, demand. With nearly all of our revenues subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. We principally utilize electric power and natural gas in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather and many other factors. We do not have a purchased power recovery mechanism in Illinois for our electric utility business, but we do have a gas cost recovery mechanism for our gas utility business. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our transmission and distribution systems, and the level of operating and administrative costs and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

RESULTS OF OPERATIONS

Summary

     Our net income decreased to $24 million in the third quarter of 2002 from $25 million in the third quarter of 2001. Our net income decreased to $34 million for the first nine months ended September 30, 2002 from $46 million in the same period of 2001. The decrease in both periods was primarily due to less intercompany interest received on the Generating Company subordinated promissory note as a result of a lower amount outstanding, and no earnings from EEI in the third quarter of 2002 because of the transfer of our common stock interest in EEI, which resulted in lower other income and deductions (third quarter - $3 million, net of taxes; year-to-date - $5 million, net of taxes). Additionally, the decrease in the nine-month period was attributable to higher employee benefit and tree-trimming costs that resulted in increased operating and maintenance expenses (year to date - $5 million, net of taxes). The decrease in the three-month period was slightly offset by reduced injuries and damages expenses based on 2002 claims experience that resulted in lower operating expenses (third quarter - $1 million, net of taxes).

Recent Developments

2003 Outlook and Voluntary Retirement Plan

     See "Liquidity and Capital Resources - Outlook" for a discussion of expected challenges to net income in 2003 and beyond, along with a voluntary retirement plan that was offered to approximately 1,000 Ameren employees in early November 2002 and is expected to result in a fourth quarter 2002 after-tax charge to Ameren of between $30 million and $50 million.

CILCORP Acquisition

     On April 28, 2002, Ameren entered into an agreement with The AES Corporation (AES) to purchase all of the outstanding common stock of CILCORP Inc. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operates as CILCO. Ameren also agreed to acquire AES Medina Valley (No. 4), L.L.C. which indirectly owns a 40 megawatt, gas-fired electric generation plant. The total purchase price is approximately $1.4 billion, subject to adjustment for changes in CILCORP's working capital, and includes the assumption of CILCORP and AES Medina Valley debt at closing, estimated at approximately $900 million, with the balance of the purchase price payable in cash. Ameren expects to finance a significant portion of the cash component of the purchase price through prior and future issuances of new common equity.

     The purchase will include CILCORP's regulated natural gas and electric businesses in Illinois serving approximately 205,000 and 200,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to be non-regulated in 2003.

     Upon completion of the acquisition, expected by March 2003, CILCO will become an Ameren subsidiary, but will remain a separate utility company, operating as AmerenCILCO. The transaction is subject to the approval of the Illinois Commerce Commission (ICC), the Federal Energy Regulatory Commission
(FERC), the Securities and Exchange Commission (SEC) under PUHCA, and the Federal Communications Commission, as well as the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. Applications to all applicable regulatory agencies were made and are proceeding through the approval process. On August 30, 2002, Ameren and AES received from the U.S. Department of Justice (DOJ) a Request for Additional Information (Second Request) under the Hart-Scott-Rodino Act pertaining to the CILCORP acquisition. Ameren intends to respond to the Second Request by the end of November. Under the stock purchase agreement with AES, Ameren is obligated to resolve any issues raised by the DOJ in connection with the Hart-Scott-Rodino filing. Although issuance of a Second Request is not unusual for transactions of this size, it does extend the review and waiting period under the Act. Ameren does not expect that this extension will impact the anticipated transaction closing date. In October 2002, Ameren resolved all outstanding issues related to the CILCORP acquisition with the ICC Staff and all intervenors that filed testimony in the case. The principal issue, among other things, related to the potential exercise of market power within the CILCO service territory. To address this issue Ameren agreed to invest approximately $23 million by December 31, 2008 to increase the power import capability into CILCO's service territory. The parties expect to agree upon a draft proposed Order for presentation to the ICC in November, which is expected to issue a final Order by the end of the year.

     For the nine-month period ended September 30, 2002, CILCORP had revenues of $579 million, operating income of $79 million, and net income from continuing operations of $29 million, and as of September 30, 2002 had total assets of $1.9 billion. For the year ended December 31, 2001, CILCORP had revenues of $815 million, operating income of $126 million, and net income from continuing operations of $28 million, and as of December 31, 2001 had total assets of $1.8 billion.

     In April 2002, as a result of AmerenUE's then pending Missouri electric earnings complaint case and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren Corporation's debt under review for possible downgrade or negative credit watch. Standard & Poor's placed the ratings of our debt and AmerenUE's debt on negative credit watch and placed the ratings of Generating Company's debt on positive credit watch. However, Standard & Poor's stated it expected the corporate credit ratings of Ameren and its subsidiaries to be in the "A" rating category following completion of the acquisition. Moody's Investor Service stated it envisioned a one notch downgrade of Ameren's issuer, senior unsecured debt and commercial paper ratings. Ameren's corporate credit rating is "A+" at Standard & Poor's and its issuer rating is "A2" at Moody's, while AmerenCIPS' corporate credit rating is A+ at Standard & Poor's and our issuer rating is A2 at Moody's. In July 2002, AmerenUE settled its electric earnings complaint case. Neither Standard & Poor's nor Moody's has changed the assignment of negative or positive watch, review for possible downgrade or negative outlook to any of the ratings nor have the ratings themselves changed. Subsequent to the settlement of the Missouri electric earnings complaint case, Fitch Ratings reduced AmerenUE's ratings by one notch (from "AA" to "AA-" in the case of its first mortgage bonds) and changed the outlook assigned to AmerenUE's ratings from negative to stable. Any adverse change in the Ameren companies' ratings may reduce their access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.

 Electric Operations

     The following table represents the favorable (unfavorable) variations for the three and nine months ended September 30, 2002 from the comparable periods in 2001.

--------------------------------------------------------------------------------
                                                    Three Months   Nine Months
--------------------------------------------------------------------------------
Operating Revenues:
Effect of abnormal weather (estimate)                 $  7           $  8
Growth and other (estimate)                             (9)           (15)
Wholesale sales                                          1              -
Interchange sales                                        -             (2)
--------------------------------------------------------------------------------
                                                      $ (1)          $ (9)

Purchased Power:                                      $  6           $ 13
--------------------------------------------------------------------------------
Change in electric margin                             $  5           $  4
--------------------------------------------------------------------------------

     Electric margins increased $5 million for the three months ended September 30, 2002 and $4 million for the nine months ended September 30, 2002 compared to the same year-ago periods primarily due to more favorable weather conditions and decreased purchased power costs attributable to lower energy prices and reduced native load demand stemming from lower industrial sales. Weather-sensitive residential sales increased 11% in the third quarter and 5% in the first nine months of 2002 as compared to 2001. Partially offsetting the favorable weather was lower industrial sales that declined 12% in the third quarter and 9% in the first nine months of 2002 as compared to 2001, due to the impact of the soft economy and certain industrial customers electing to switch their energy supplier to our affiliate, Marketing Company.

     The  above  interchange   revenues  and  purchased  power  amounts  include
transactions with our affiliates. See Note 3 - "Related Party Transactions" to our financial statements.

Gas Operations

     Our gas margins decreased $1 million in the third quarter of 2002 as compared to the same year-ago quarter with a $4 million decrease in gas revenues resulting from a decline in sales, partially offset by lower gas costs attributable to lower natural gas prices and lower purchases. Our gas margins increased $1 million in the first nine months of 2002 as compared to the same prior year period due to a $25 million decrease in gas revenues offset by a $26 million decrease in gas costs. For the first nine months of 2002, warmer winter weather and lower gas costs recovered through a purchased gas adjustment clause reduced gas revenues. The decrease in gas costs for the first nine months of 2002 was attributable to lower natural gas prices and lower purchases due to the mild winter weather.

Other Operating Expenses

     Operating Expenses - Operations - Other decreased $2 million in the third quarter and increased $3 million in the first nine months of 2002 as compared to the same year-ago periods. The three-month and nine-month periods were impacted by increases in employee benefits costs related to the investment performance of pension plan assets and increasing healthcare costs in 2002, which were partially offset by decreases in injuries and damages expenses based on claims experience in 2002. However, for the nine-month period the increase in employee benefit costs more than offset the lower injuries and damages expenses. See "Liquidity and Capital Resources - Outlook" and Item 3. "Equity Price Risk" below for a discussion of our expectations and plans regarding trends in employee benefit costs.

     Ameren Services provided services to us, including wages, employee benefits and professional services, that were included in Other Operating Expenses. See
Note 3 - "Related Party Transactions" to our financial statements.

     Maintenance expenses were flat in the third quarter and increased $5 million in the first nine months of 2002 compared to the same year-ago periods. The increase in maintenance expense in the first nine months of 2002 was primarily due to higher tree-trimming expenses, which were accelerated, in part, to take advantage of the mild weather during the year, and increased expenses due to storm repairs in the second quarter.

     Income tax expense increased $1 million in the third quarter of 2002 compared to the same year-ago period primarily due to higher pretax income. Income tax expense decreased $6 million in the first nine months of 2002 compared to the same year-ago period primarily due to lower pre-tax income.

     Other tax expense remained flat in the third quarter and increased $3 million in the first nine months of 2002 compared to the same year-ago periods. Other tax expense increased in the first nine months of 2002 primarily due to adjustments related to revised property tax assessments in the prior year.

Other Income and Deductions

     Other income and deductions (excluding income taxes) decreased $4 million in the third quarter of 2002 and $8 million in the first nine months of 2002, compared to the same year-ago periods, primarily due to less intercompany interest received on the Generating Company subordinated promissory note as a result of a lower amount outstanding. In addition, lower earnings from EEI due to the transfer of our 20% common stock interest in EEI to Resources Company on April 30, 2002 decreased other income and deductions. See Note 4 - "Miscellaneous, net" to our financial statements.


LIQUIDITY AND CAPITAL RESOURCES

Operating

     Our cash flows provided by operating activities decreased $10 million to $71 million for the nine months ended September 30, 2002 compared to the same year-ago period. Cash flows from operating activities decreased primarily due to a decrease in net income, an increase in intercompany money pool receivables, and reduced payables resulting from lower amounts of power purchased from Marketing Company.

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

     At September 30, 2002, we had committed bank lines of credit aggregating $15 million, all of which were unused and available at such date. These lines make available interim financing at various rates of interest based on LIBOR, the bank certificate of deposit rate or other options. The lines of credit are renewable annually at various dates throughout the year. We expect to replace these lines of credit prior to their maturity. At September 30, 2002, we had the ability to borrow up to approximately $886 million from Ameren or AmerenUE, in addition to cash balances at Ameren Corporation, through a regulated money pool agreement. For the nine months ended September 30, 2002, we had no outstanding short-term borrowings. See Note 3 - "Related Party Transactions" to our financial statements.

     In July 2002, Ameren Corporation entered into new credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of commercial paper programs, all of which was available as of September 30, 2002. These new credit facilities support our ability to borrow through the regulated money pool. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced AmerenUE's $300 million revolving credit facility that was in place as of June 30, 2002.

     Our financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. These events include bankruptcy, defaults in payment of other indebtedness, certain judgments that are not paid or insured, or failure to meet or maintain covenants. At September 30, 2002, we were in compliance with these provisions.

     At September 30, 2002, we did not have any off-balance sheet financing arrangements.

     Ameren Corporation made cash contributions totaling $15 million to Ameren's defined benefit retirement plans during the third quarter of 2002, and Ameren expects to make additional cash contributions to the plans totaling approximately $15 million in the fourth quarter of 2002. Our share of the cash contribution made in the third quarter of 2002 was approximately $2 million, and we expect our share of the cash contribution that may be made in the fourth quarter of 2002 will be approximately $2 million. Future funding plans will be evaluated at the end of 2002. Based on the performance of plan assets through September 30, 2002, Ameren expects to be required under the Employee Retirement Income Security Act of 1974 to fund $25 million to $50 million in 2004 and $150 million to $200 million in 2005 in order to maintain minimum funding levels. We expect our share of the funding to be $3 million to $5 million, and $16 million and $21 million for 2004 and 2005, respectively, plus our share related to employees of our affiliate, Ameren Services. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, any plan funding in 2002 or 2003 and finalization of actuarial assumptions. In addition, we expect at December 31, 2002, to be required to record a minimum pension liability that would result in a charge to Accumulated Other Comprehensive Income (OCI) in stockholder's equity. The amount of the charge is expected to result in a less than one percent change in our debt to total capitalization ratios.

Investing

     Our net cash provided by investing activities was $2 million in the first nine months of 2002 (2001 - $6 million) representing an increase in construction expenditures for various distribution line upgrades, partially offset by increased receipts on our intercompany note receivable from Generating Company. Capital expenditures are expected to approximate $17 million in the fourth quarter of 2002.

Financing

     Our net cash flows used in financing activities totaled $83 million in the first nine months of 2002 compared to $92 million in the same year-ago period. Our principal financing activities for the first nine months of 2002 included the payment of dividends and the redemption of long-term debt. Our principal financing activities for the first nine months of 2001 included the repayment of intercompany money pool borrowings and the issuance of long-term debt.

Outlook

     We currently believe there will be challenges to earnings in 2003 and beyond due to continued weak energy markets, a soft economy, higher employee benefit costs and escalating insurance and security costs associated with world events. These industry-wide trends, coupled with an assumed return to more normal weather patterns, are expected to put pressure on earnings in 2003 and beyond. As we complete our analysis of these challenges as part of our overall budget process, we will be evaluating several initiatives to enhance revenues and reduce costs for 2003 and beyond. These initiatives may include any or all of the following:

     o    Actively managing employee headcount
     o    Modifying employee benefit plans
     o    Assessing the necessity of certain business support functions
     o    Reviewing capital expenditure plans
     o    Other initiatives

     On November 4, 2002, Ameren Corporation announced a voluntary retirement program that is being offered to approximately 1,000 of its 7,400 employees, including employees providing support functions to us through Ameren Services and approximately 110 AmerenCIPS employees. In addition, Ameren announced limits on its contributions and increased retiree contributions for certain retiree medical benefit plans and a freeze on wage increases beginning in 2003 for all management employees, including AmerenCIPS management employees. While we and Ameren expect to realize significant long-term savings as a result of this program, we expect to incur a one-time, after-tax charge in the fourth quarter of 2002 related to the program. That charge for Ameren could range between $30 million and $50 million, based on voluntary retirements ranging between 300 and 500, respectively. We expect to be allocated a portion of this charge, depending on the amount of retirements within AmerenCIPS and Ameren Services. In addition to the voluntary retirement program, we and Ameren may consider implementing an involuntary severance program if it is determined that additional positions must be eliminated to achieve optimum organizational efficiency and effectiveness. Further, we and Ameren will continue to seek other ways to reduce staffing over the next year to reduce costs and gain efficiencies in operations.

     In the ordinary course of business, we evaluate several strategies to enhance our financial position, earnings and liquidity. These strategies may include potential acquisitions, divestitures, opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity.

Electric Industry Restructuring and Regulatory Matters

Illinois

     See Note 2 - "Rate and Regulatory Matters" to our financial statements.

 Federal - Electric Transmission

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


Accounting Policy                               Uncertainties Affecting Application
-----------------                               -----------------------------------

Regulatory Mechanisms & Cost Recovery
                                                 o   Regulatory environment, external regulatory
   We defer costs as regulatory assets               decisions and requirements
   in accordance with SFAS 71 and make           o   Anticipated future regulatory decisions and their
   investments that we assume we will be able        impact
   to collect in future rates.                   o   Impact of deregulation and competition on
                                                     ratemaking process and ability to recover costs

   Basis for Judgment
   We determine that costs are recoverable based on previous rulings by state regulatory authorities in jurisdictions where we operate or other factors that lead us to believe that cost recovery is probable.

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

Unbilled Revenue
   At the end of each period, we estimate        o  Projecting customer energy usage
   based on expected usage, the amount of        o  Estimating impacts of weather and other usage-
   revenue to record for services that have been    affecting factors for the unbilled period
   provided to customers, but not billed. This
   period can be up to one month.

   Basis for Judgment
   We determine the proper amount of unbilled revenue to accrue each period based on the volume of energy delivered as valued by a model of billing cycles and historical usage rates and growth by customer class for our service area, as adjusted for the modeled impact of seasonal and weather variations based on historical results.

Benefit Plan Accounting
   Based on actuarial calculations, we accrue    o  Future rate of return on pension and other plan assets
   costs of providing future employee benefits   o  Interest rates used in valuing benefit obligations
   in accordance with SFAS 87, 106, and 112.     o  Healthcare costs trend rates
   See Note 9 to our financial statements for
   the year ended December 31, 2001.

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

Impact of Future Accounting Pronouncements

     See Note 1 - "Summary of Significant Accounting Policies" to our financial statements.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, etc.). The following discussion of Ameren's, including our company's, risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren manages market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren and our company also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risk and are not represented in the following analysis.

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

     Utilizing our debt outstanding at September 30, 2002, if interest rates increased by 1%, our annual interest expense would increase by $0.3 million and net income would decrease by $0.3 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Equity Price Risk

     We, along with other subsidiaries of Ameren, are a participant in Ameren's defined benefit plans and postretirement benefit plans and are responsible for our proportional share of the costs. Ameren's costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of Ameren's plan assets has been affected by declines in the equity market since 2001 and 2000 for the pension and postretirement plans. As a result, at December 31, 2002 Ameren and its subsidiaries, including AmerenCIPS, could be required to recognize an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits." The liability would be recorded as a reduction to OCI and would not affect net income for 2002. The amount of the liability will depend upon asset returns experienced in 2002, changes in interest rates and Ameren's contributions to the plans during 2002. The liability recorded and cash contributions to the plans could be material in future years without a substantial recovery in equity markets. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of OCI would be restored in the Balance Sheet. See "Liquidity and Capital Resources - Operating" and Note 1 - "Summary of Significant Accounting Policies" to our financial statements.

ITEM 4.  Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to AmerenCIPS, which is required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


SAFE HARBOR STATEMENT

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in the Annual Report on Form 10-K for the year ended December 31, 2001, and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o    the effects of the  stipulation  and  agreement  relating  to the  AmerenUE
     Missouri electric excess earnings complaint case and other regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a FERC approved Regional Transmission Organization (RTO), including activities associated with the Midwest Independent System Operator;
o availability and future market prices for purchased power, electricity and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefits costs, including changes in returns of benefit plan assets;
o disruptions of the capital markets or other events making Ameren's and our access to necessary capital more difficult or costly;
o cost and availability of transmission capacity required to satisfy our energy sales; and
o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Reference is made to Item 3. "Legal Proceedings" in Part I of our Form 10-K for the year ended December 31, 2001 and to Item 1. "Legal Proceedings" in Part II of our Form 10-Qs for the quarterly periods ended March 31, 2002 and June 30, 2002 for a discussion of a number of lawsuits that name our affiliate, Union Electric Company, operating as AmerenUE, our parent, Ameren Corporation, and us (which we refer to as the Ameren companies), along with numerous other parties, as defendants that have been filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Since the filing of our Form 10-Q for the quarterly period ended June 30, 2002, 29 additional lawsuits have been filed against the Ameren companies. These lawsuits, like the previous cases, were mostly filed in the Circuit Court of Madison County, Illinois, involve a large number of total defendants and seek unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants. Also since the filing of our Form 10-Q for the quarterly period ended June 30, 2002, the Ameren companies have been voluntarily dismissed in two cases.

     To date, a total of 107 asbestos-related lawsuits have been filed against the Ameren companies, of which 91 are pending, 10 have been settled and six have been dismissed. We believe that the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.


ITEM 5.  Other Information

     Reference is made to Item 5. "Other Information" in Part II of our Form 10-Q for the quarterly period ended June 30, 2002 for a listing of the audit and non-audit services that the Auditing Committee of the Ameren Board of Directors has pre-approved for performance by our independent accountants, PricewaterhouseCoopers LLP. At its October 2002 meeting, the Auditing Committee also pre-approved PricewaterhouseCoopers LLP to perform audits of two coal supply contracts of our affiliate, Union Electric Company, operating as AmerenUE with respect to the handling of prepaid reclamation funds.


ITEM 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               99.1 - Certificate of Chief Executive Officer required by Section
                      906 of the Sarbanes-Oxley Act of 2002.

               99.2 - Certificate of Chief Financial Officer required by Section
                      906 of the Sarbanes-Oxley Act of 2002.

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


                                       CENTRAL ILLINOIS PUBLIC
                                        SERVICE COMPANY
                                        (Registrant)


                                       By   /s/ Martin J. Lyons
                                          ---------------------------------
                                                Martin J. Lyons
                                                    Controller
                                         (Principal Accounting Officer)

Date:  November 14, 2002




                                 CERTIFICATIONS

     I, Gary L. Rainwater, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Central Illinois Public Service Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                     /s/ Gary L. Rainwater
                                          -----------------------------
                                                 Gary L. Rainwater
                                               Chief Executive Officer




     I, Warner L. Baxter, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Central Illinois Public Service Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                     /s/ Warner L. Baxter
                                          ----------------------------
                                                 Warner L. Baxter
                                              Chief Financial Officer

Exhibit 99.1





                                   CERTIFICATE
                                 furnished under
                  Section 906 of the Sarbanes-Oxley Act of 2002

     I, Gary L. Rainwater, chief executive officer of Central Illinois Public Service Company, hereby certify that to the best of my knowledge, the accompanying Report of Central Illinois Public Service Company on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Central Illinois Public Service Company.




                                          /s/ Gary L. Rainwater
                                         ----------------------------
                                          Gary L. Rainwater
                                          Chief Executive Officer

Date:  November 14, 2002

Exhibit 99.2





                                   CERTIFICATE
                                 furnished under
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     I, Warner L. Baxter,  chief  financial  officer of Central  Illinois Public
Service Company, hereby certify that to the best of my knowledge, the accompanying Report of Central Illinois Public Service Company on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Central Illinois Public Service Company.



                                          /s/ Warner L. Baxter
                                          ----------------------------
                                          Warner L. Baxter
                                          Chief Financial Officer

Date:  November 14, 2002