Form 10-K
period 2002-12-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2003-03-24
CIK 18654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
              ( ) Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the transition period from         to         .
                                                     ---------  ---------

                          COMMISSION FILE NUMBER 1-3672

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
             (Exact name of registrant as specified in its charter)

        Illinois                                        37-0211380
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ). No ( ).

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ( ). No (X).

     As of June 28, 2002, Ameren Corporation held all 25,452,373 outstanding shares of common stock, without par value, of Central Illinois Public Service Company. The aggregate market value of the voting preferred stock held by non-affiliates of Central Illinois Public Service Company at June 28, 2002, determined by trader derived valuations based on current market conditions on a spread basis (excluding preferred stock for which prices are not publicly available) was $28,200,000.

     Shares of Common Stock without par value, outstanding as of March 21, 2003:
25,452,373 shares (all owned by Ameren Corporation).

                      Documents incorporated by references.

     Portions of the registrant's definitive proxy statement for the 2003 annual meeting are incorporated by reference into Part III.


                                                           TABLE OF CONTENTS

                                                                                                                                Page
                                                                                                                                ----
PART I

Item 1     Business
                General.........................................................................................................  1
                Capital Program and Financing...................................................................................  3
                Rates and Regulation............................................................................................  3
                Industry Issues.................................................................................................  4
                Available Information...........................................................................................  4
Item 2     Properties...........................................................................................................  5
Item 3     Legal Proceedings....................................................................................................  5
Item 4     Submission of Matters to a Vote of Security Holders..................................................................  6

Executive Officers of the Registrant (Item 401(b) of Regulation S-K)............................................................  7

PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters................................................  9
Item 6     Selected Financial Data..............................................................................................  9
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations................................ 10
Item 7A    Quantitative and Qualitative Disclosures about Market Risk........................................................... 23
Item 8     Financial Statements and Supplementary Data.......................................................................... 24
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................. 48

PART III

Item 10    Directors and Executive Officers of the Registrant................................................................... 48
Item 11    Executive Compensation............................................................................................... 48
Item 12    Security Ownership of Certain Beneficial Owners and Management....................................................... 48
Item 13    Certain Relationships and Related Transactions....................................................................... 48
Item 14    Controls and Procedures.............................................................................................. 48

PART IV

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................................... 49


SIGNATURES...................................................................................................................... 54

CERTIFICATIONS.................................................................................................................. 54

EXHIBIT INDEX................................................................................................................... 57


          This Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at pages 6 and 22 under the heading "Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects" and similar expressions.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Central Illinois Public Service Company, headquartered in Springfield, Illinois, operates as AmerenCIPS and is a wholly-owned subsidiary of Ameren Corporation (Ameren). We operate a rate-regulated electric and natural gas transmission and distribution business. We were incorporated in Illinois in 1902. We supply electric and gas utility service to portions of central and southern Illinois having an estimated population of 820,000 within an area of approximately 20,000 square miles. We furnish electric service in 557 incorporated and unincorporated communities and adjacent suburban and rural areas. We also furnish natural gas service to retail customers in 267 incorporated and unincorporated communities and adjacent suburban and rural areas located in 41 counties of central and southern Illinois. We supply electric service to about 325,000 customers and natural gas service to about 170,000 customers.

     Our service territory is predominantly made up of small towns and rural areas. Our territory is located in 66 counties in Illinois, that are devoted principally to agriculture and diversified industrial operations. Key industries include petroleum and petrochemical industries, food processing, metal fabrication and coal mining.

     When we refer to AmerenCIPS, our, we or us, we are referring to Central Illinois Public Service Company.

     Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA), as amended, and is headquartered in St. Louis, Missouri. Ameren was incorporated in Missouri on August 7, 1995. On December 31, 1997, following the receipt of all required approvals, CIPSCO Incorporated (CIPSCO) and Union Electric Company combined with the result that the common shareholders of CIPSCO and Union Electric Company became the common shareholders of Ameren, and Ameren became the owner of 100% of the common stock of Union Electric Company and CIPSCO's operating subsidiaries: Central Illinois Public Service Company and CIPSCO Investment Company. Ameren completed its acquisition of CILCORP Inc. (CILCORP) on January 31, 2003 and of Medina Valley Cogen (No. 4), LLC on February 4, 2003 from The AES Corporation (AES). See CILCORP Acquisition below for further information. In addition to us, Ameren's primary subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE. AmerenUE was incorporated in Missouri in 1922 and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the State of Missouri and supplies electric and gas service in parts of central and eastern Missouri and west central Illinois having an estimated population of 2.6 million within an area of approximately 24,500 square miles, including the greater St. Louis area. AmerenUE supplies electric service to about 1.2 million customers and natural gas service to about 130,000 customers.
o Central Illinois Light Company, a subsidiary of CILCORP, which operates, a rate-regulated transmission and distribution business, an electric generation business, and a rate-regulated natural gas distribution business in Illinois. AmerenCILCO was incorporated in Illinois in 1913. It supplies electric and gas utility service to portions of central and east central
     Illinois in an area of approximately 3,700 and 4,500 square miles, respectively. AmerenCILCO supplies electric service to about 200,000 customers and natural gas service to about 205,000 customers. See CILCORP Acquisition below for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren's affiliated companies and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See CILCORP Acquisition below for further information. Generating Company was incorporated in Illinois in March 2000 in conjunction with the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law). This Illinois Law provides for electric utility restructuring and introduces competition into the retail supply of electric energy in Illinois. Generating Company commenced operations on May 1, 2000 when we transferred to Generating

     Company all of the following: our generating assets, consisting of the generating facilities described below under Item 2. Properties; all related fuel, supply, transportation, maintenance and labor agreements; approximately 45% of our employees; and some other related rights, assets and liabilities. See below for further information regarding this transfer.
o Ameren Services Company (Ameren Services), incorporated in Missouri, which provides administrative, accounting, legal, engineering, executive, and other support services to Ameren and all of its subsidiaries;
o AmerenEnergy, Inc., which serves as a power marketing and risk management agent for AmerenUE and Generating Company for transactions of primarily less than one year;
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois that supply electric power primarily to a uranium enrichment plant located in Paducah, Kentucky. Ameren has a 60% ownership interest in EEI and consolidates it for financial reporting purposes. On April 30, 2002, we transferred our 20% common stock interest in EEI to Ameren in the form of a non-cash dividend of common stock in EEI. The book value of our investment in EEI was $1.8 million. Subsequently, Ameren contributed such stock to Resources Company. This transfer completed the process of achieving a full divestiture of all electric generating capacity that had been owned directly or indirectly by us. Our affiliate, AmerenUE currently owns 40% of the common stock of EEI. The remaining 40% of the common stock of EEI is held 20% each by Kentucky Utilities Company and Illinova Generating Company.

     For additional information regarding the acquisition of CILCORP and AES Medina Valley Cogen (No. 4) LLC, see Recent Developments in Management's Discussion and Analysis of Financial Condition and Results of Operations under
Item 7 and Notes 1 and 15 to our Financial Statements under Item 8.

     In accordance with the Illinois Law, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, we transferred all of our electric generating assets totaling 2,860 megawatts of capacity and related liabilities, at historical net book value, to a newly created nonregulated affiliate, Generating Company (the Transfer). The Transfer was made in exchange for a subordinated promissory note from Generating Company in the principal amount of $552 million and shares of Generating Company's common stock. The assets transferred by us included the five generating stations located in Newton, Coffeen, Meredosia, Grand Tower and Hutsonville, Illinois, along with related fuel, supply, transportation, maintenance and labor agreements and other rights, assets and liabilities related to the generation of electricity by us. Seven hundred and fifty employees, or approximately 45% of our workforce, were also transferred to Generating Company as part of the Transfer. As a result of the Transfer, our business has been exclusively electric and gas utility transmission and distribution operations since May 1, 2000. For additional information on the Transfer including the power supply arrangement we entered into to meet our public utility obligations, see Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations under
Item 7 and Notes 1, 2 and 3 to our Financial Statements under Item 8.

     For the year 2002, 80% (2001 - 80%, 2000 - 80%) of our total operating revenues was derived from the sale of electric energy and 20% (2001 - 20%, 2000
- 20%) from the sale of natural gas.

     We employed 878 persons at December 31, 2002. For information on a voluntary retirement program offered in December 2002 and labor agreements and other labor matters, see Outlook - Labor Agreements in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 8 and 12 to our Financial Statements under Item 8.

CILCORP Acquisition

     On January 31, 2003, after receipt of the necessary regulatory agency approvals and clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley), which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. With the acquisition, Medina Valley became a wholly-owned subsidiary of Resources Company and was renamed AmerenEnergy Medina Valley Cogen (No. 4), LLC. The CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC financial statements will be included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates.

     Ameren acquired CILCORP to complement its existing Illinois electric and gas operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

     The total purchase price was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of approximately $900 million, with the balance of the purchase price of approximately $500 million paid with cash on hand. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and in early 2003 of 6.325 million common shares.

     For  additional   information   regarding  our  business  operations,   see
Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note 1 to our Financial Statements under Item 8.


CAPITAL PROGRAM AND FINANCING

     For information on our capital program and financial needs see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 3, 6, 7 and 12 to our Financial Statements under Item 8.


RATES AND REGULATION

Rates

     Rates that we are allowed to charge for our services are the single most important item influencing our financial position, results of operations and liquidity. We are highly regulated. The rates we charge our customers are determined by governmental organizations. Decisions by these organizations are influenced by many factors, including our recent cost of providing service, our quality of service, regulatory staff knowledge and experience, economic conditions and social and political views. Decisions made by these organizations regarding our rates could have a material impact on our financial position, results of operations and liquidity.

     For the year 2002, approximately 91% of our electric operating revenues were based on rates regulated by the Illinois Commerce Commission (ICC) and 9% on rates regulated by the Federal Energy Regulatory Commission (FERC). Our gas operating revenues for the year 2002 were based on rates regulated exclusively by the ICC. For information on rate matters in these jurisdictions, see Note 2 to our Financial Statements under Item 8.

General Regulatory Matters

     As a subsidiary of Ameren, a holding company registered with the SEC under the PUHCA, we are subject to the regulatory provisions of the PUHCA, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, affiliate transactions, financial reporting requirements, and the services performed by Ameren Services and AmerenEnergy Fuels and Services Company. Issuance of short-term and long-term debt and other securities by Ameren and issuance of debt having a maturity of twelve months or less by AmerenCIPS, AmerenUE and AmerenCILCO are subject to approval by the SEC under the PUHCA.

     We are subject to regulation by the ICC as to rates, service, issuance of equity securities, issuance of debt having a maturity of more than twelve months, mergers, and various other matters. We are also subject to regulation by the FERC as to rates and charges in connection with the wholesale sale of energy and transmission in interstate commerce, mergers, affiliate transactions, and certain other matters.

     For information on regulatory matters in these jurisdictions, including the current status of electric transmission matters pending before the FERC, see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note 2 to our Financial Statements under Item 8.

Environmental Matters

     Certain of our operations, are subject to federal, state and local environmental regulations relating to the safety and health of personnel, the public and the environment, including the identification, generation, storage, handling, transportation, disposal, record keeping, labeling, reporting of and emergency response in connection with hazardous and toxic materials, safety and health standards, and environmental protection requirements, including standards and limitations relating to the discharge of air and water pollutants. Failure to comply with those statutes or regulations could have material adverse effects on us, including the imposition of criminal or civil liability by regulatory agencies or civil fines and liability to private parties, and the required expenditure of funds to bring us into compliance. We believe we are in material compliance with existing regulations. In connection with the Transfer, we have agreed to indemnify Generating Company for environmental claims relating to the transferred generating facilities for events or occurrences arising prior to May 1, 2000.

     For additional discussion of environmental matters, see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note 12 to our Financial Statements under Item 8.

Electric and Gas Supply

     We acquire all of our electric supply from Marketing Company under a fixed price contract that currently expires at the end of 2004, which we plan to seek to extend to the end of 2006. See Note 2 to our Financial Statements under Item 8 for further information about an electric power supply agreement that we have with Marketing Company.

     We acquire our gas supply from various sources and are allowed to collect through rates any change in gas costs. See Notes 2 and 12 to our Financial Statements, under Item 8 for further information under Item 8.


INDUSTRY ISSUES

     We are facing issues common to the electric and gas utility industries, which have emerged during the past several years. These issues include:

     o    the potential for more intense competition;
     o    the potential for changes in the structure of regulation;
     o    changes in the  structure  of the  industry  as a result of changes in
          federal  and  state  laws,   including   the   formation  of  regional
          transmission organizations;
     o numerous troubled companies within the energy sector and their impact on energy marketing and access to the capital markets;
     o on-going consideration of additional changes of the industry by federal and state authorities;
     o    continually developing environmental laws, regulations and issues;
     o    proposals for demand-side management programs; and
     o    global climate issues.

     We are monitoring these issues and are unable to predict at this time what impact, if any, these issues will have on our operations, financial condition or liquidity. For additional information, see Outlook in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes 2 and 12 to our Financial Statements under Item 8.

AVAILABLE INFORMATION

     We make available free of charge through Ameren's Internet website (http://www.ameren.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish it to, the SEC. This information, for our affiliates, Ameren, AmerenUE, CILCORP, AmerenCILCO and Generating Company, is also available through Ameren's Internet website.

     We also make available free of charge through Ameren's Internet website the code of business conduct for directors, officers and employees of Ameren and its subsidiaries, including us, referred to as Ameren's Corporate Compliance Policy. This document is also available in print upon written request to Secretary, P.O. Box 66149, St. Louis, Missouri 63166-6149.


ITEM 2. PROPERTIES.

     For information on our construction program, electric transmission assets and the Transfer, see General under Item 1, Results of Operations and Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note 2 to our Financial Statements under Item 8.

     Ameren is a member of MAIN (Mid-America Interconnected Network), which is one of the ten regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply. MAIN operates primarily in Wisconsin, Michigan, Illinois and Missouri.

     Ameren's bulk power system is operated as an Ameren-wide control area and transmission system under the FERC approved amended joint dispatch agreement between AmerenUE, Generating Company and us. The amended joint dispatch agreement provides a basis upon which AmerenUE and Generating Company can participate in the coordinated operation of AmerenUE's and our transmission facilities with AmerenUE's and Generating Company's generating facilities in order to achieve economies consistent with the provision of reliable electric service and an equitable sharing of the benefits and costs of that coordinated operation. In 2002, Ameren had more than 30 interconnections for transmission service and the exchange of electric energy, directly and through the facilities of others. Our Illinois-based affiliate, AmerenCILCO, is currently expected to continue to operate as a separate control area. As such, its generating plants will not be jointly dispatched with the generating plants owned by Generating Company and AmerenUE. AmerenCILCO is a transmission owning member of the Midwest Independent System Operating (Midwest ISO) and has transferred functional control of its system to the Midwest ISO. Transmission service on the AmerenCILCO transmission system is provided pursuant to the terms of the Midwest ISO open access transmission tariff on file with the FERC. For information on AmerenUE's and our participation in the Midwest ISO, see Note 2 to our Financial Statements under Item 8.

     As of December 31, 2002, we owned approximately 1,900 circuit miles of electric transmission lines. We also operate one propane-air plant, four underground gas storage fields and 4,900 miles of natural gas transmission and distribution mains. Our other properties include distribution lines, underground cable, warehouses, garages and repair shops.

     In 2002, we transferred our principal office building and related leasehold interests located in Springfield, Illinois to our affiliate, CIPSCO Investment Company, at net book value of approximately $4.7 million. Since the transfer, we continue to use a portion of the office building for our principal executive office, pursuant to a lease with CIPSCO Investment Company.

     Substantially all of our property is subject to the direct first lien of the indenture securing our first mortgage bonds. On May 1, 2000, we transferred all of our generating facilities and related assets to Generating Company. As a part of this Transfer, our generating property and plant were released from the lien of the indenture securing our first mortgage bonds. For additional information on this Transfer, see General section under Item 1 and Note 2 to our Financial Statements under Item 8.


ITEM 3. LEGAL PROCEEDINGS.

     We are involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business, some of which involve substantial amounts. We believe that the final disposition of these proceedings, except as otherwise noted in this report, will not have a material adverse effect on our financial position, results of operations or liquidity.

     For additional information on legal and administrative proceedings, see Rates and Regulation under Item 1, Liquidity and Capital Resources and
Regulatory Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and Notes 2 and 12 to our Financial Statements under Item 8.

FORWARD-LOOKING STATEMENTS

     Statements made in this report which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify some important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o    the effects of regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a FERC-approved Regional Transmission Organization, including activities associated with the Midwest ISO;
o availability and future market prices for purchased power, electricity and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
o the cost of commodities, such as natural gas, and our ability to recover such increased cost;
o    average  rates for  electricity  in the  Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions  of rating  agencies  and the  effects of such  actions;
o    weather conditions;
o    the  impact  of   strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefit costs, including changes in returns of benefit plan assets;
o disruptions of the capital markets or other events making Ameren's and our access to necessary capital more difficult or costly;
o cost and availability of transmission capacity required to satisfy our energy sales; and
o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

INFORMATION REGARDING EXECUTIVE OFFICERS REQUIRED BY ITEM 401(b) OF
REGULATION S-K:
                     Age At        Present Position           Date First Elected
      Name          12/31/02    and Business Experience          or Appointed
      ----          --------    -----------------------       ------------------

Gary L. Rainwater      56       President, Chief Executive           1/1/98
                                Officer and Director                12/2/97

Mr. Rainwater was elected Executive Vice President of AmerenCIPS in January 1997 and was named to his present position in December 1997. Before joining AmerenCIPS, he worked for AmerenUE for 17 years, beginning his career in 1979 as an engineer. He was named General Manager - Corporate Planning in 1988 and Vice President in 1993. Mr. Rainwater is also an officer at various of our other affiliates, including President and Chief Operating Officer of Ameren.

Paul A. Agathen        55       Senior Vice President               10/12/01
                                and Director                        12/31/97

Mr. Agathen was employed by AmerenUE in 1975 as an attorney. He was named General Attorney of AmerenUE in 1982, Vice President, Environmental and Safety in 1994 and Senior Vice President in 1996. He was elected to his present position at AmerenCIPS in 2001. Mr. Agathen is also an officer at various of our other affiliates.

Warner L. Baxter       41       Senior Vice President                8/30/01
                                and Director                         4/22/99

From 1983 to 1995, Mr. Baxter was employed by Price Waterhouse (now PricewaterhouseCoopers LLP). Mr. Baxter joined AmerenUE in 1995 as Assistant Controller. He was promoted to Controller of AmerenUE in 1996 and was elected Vice President and Controller of AmerenUE and Ameren in 1998. He was elected Vice President and Controller of AmerenCIPS in 1999. Mr. Baxter was elected to his present position at AmerenCIPS in 2001. Mr. Baxter is also an officer at various of our other affiliates, including Senior Vice President, Finance of Ameren.

Daniel F. Cole         49       Senior Vice President               10/12/01

Mr. Cole is a Senior Vice President of AmerenCIPS. AmerenUE employed Mr. Cole in 1976 as an engineer. He was named AmerenUE's Manager--Resource Planning in 1996 and General Manager--Corporate Planning in 1997. In 1998, Mr. Cole was elected as Vice President of Corporate Planning of Ameren Services. Mr. Cole was elected to his present position at AmerenCIPS in 2001. Mr. Cole is also an officer at various of our other affiliates.

Garry L. Randolph      54       Senior Vice President               10/12/01

Mr. Randolph was elected as an officer of AmerenCIPS in 2001. He was employed by AmerenUE in 1977 as an engineer and elected Vice President, Nuclear Operations in 1992, Vice President and Chief Nuclear Officer in 1997, Senior Vice President and Chief Nuclear Officer in 2000, and Senior Vice President--Generation and Chief Nuclear Officer in 2001. Mr. Randolph is also an officer at various of our other affiliates.

Thomas R. Voss         55       Senior Vice President                6/1/99
                                and Director                        10/12/01

Mr. Voss began his career with AmerenUE in 1969 as an engineer. After four years of military service, he returned to AmerenUE and from 1975 to 1988, held various positions including district manager and distribution operating manager. Mr. Voss was elected Vice President of AmerenCIPS in 1998. Mr. Voss was elected to his present position at AmerenCIPS in 1999. Mr. Voss is also an officer at various of our other affiliates.

David A. Whiteley      46       Senior Vice President               10/12/01

Mr. Whiteley began his career with AmerenUE in 1978 as an engineer and in 1993 was named manager of transmission planning and later manager of electrical engineering and transmission planning. In 2000, Mr. Whiteley was elected Vice President of Ameren Services responsible for engineering and construction and later energy delivery technical services. He was elected to his present position at AmerenCIPS in 2001. Mr. Whitely is also an officer at various of our other affiliates.

Jerre E. Birdsong      48       Vice President                      10/12/01
                                and Treasurer                       07/01/93

Mr. Birdsong joined AmerenUE in 1977 as an economist. He was promoted to Assistant Treasurer in 1984, Manager of Finance in 1989 and in 1993 was appointed Treasurer. He was appointed Treasurer of AmerenCIPS in 1997. In addition to being Treasurer, he was elected to the position of Vice President in 2001. Mr. Birdsong is also an officer at various of our other affiliates, including Vice President and Treasurer of Ameren.

J.L. Davis             55       Vice President                       2/1/03

Mr. Davis joined AmerenCIPS in 1972 as Assistant Engineer in the gas department and held various other positions until being named Manager of the Gas department in 1989. Effective with the completion of the merger of AmerenCIPS and AmerenUE in 1997, Mr. Davis was named Vice President Gas Operations and Engineering Support for Ameren Services. In 2003, Mr. Davis was elected Vice President of AmerenCIPS.

Martin J. Lyons        36       Vice President                       2/14/03
                                and Controller                      10/22/01

Mr. Lyons was appointed as Controller of AmerenCIPS in October 2001. In addition to being Controller, he was elected to the position of Vice President in 2003. He was previously employed by PricewaterhouseCoopers LLP for 13 years, most recently as partner. Mr. Lyons is also an officer at various of our other affiliates, including Vice President and Controller of Ameren.

Michael J. Montana*    56       Vice President                       4/28/98

Mr. Montana joined AmerenUE as an engineer in 1971 and had also served as Purchasing Department Buyer from 1973 to 1976, executive assistant from 1976 to 1984, manager of Industrial Relations from 1984 to 1988 and Vice President of Industrial Relations from 1988 to 1995 of AmerenUE. He was elected Vice President of Ameren Services in 1997 and Vice President of AmerenCIPS in 1998. Mr. Montana was elected as an officer of Generating Company in November 2000.

Gilbert W. Moorman*    59       Vice President                       6/1/88

Mr. Moorman joined AmerenCIPS as assistant engineer in relay system protection in 1968. He has since held a series of positions with AmerenCIPS including planning engineer, power system analyst, manager of system operations and was elected Vice President of Power Supply in 1988.

Craig D. Nelson        49       Vice President                       4/28/98

Mr. Nelson joined AmerenCIPS in 1979 as a tax accountant and was later promoted to income tax supervisor. He assumed positions of increasing responsibility and became Treasurer and Assistant Secretary in 1989, Vice President, Corporate Services in 1996 which position he later relinquished. He served as Vice President, Merger Coordination at Ameren Services and AmerenCIPS in 1998. He was elected Vice President, Corporate Planning, Ameren Services in 1999.

Steven R. Sullivan     42       Vice President Regulatory
                                Policy, General Counsel
                                and Secretary                       11/7/98

Mr. Sullivan was elected Vice President, General Counsel and Secretary of Ameren in 1998. He was previously employed by Anheuser Busch Companies, Inc. as an attorney from 1995 to 1998. Mr. Sullivan is also an officer at various of our other affiliates, including Vice President Regulatory Policy, General Counsel and Secretary of Ameren.

--------------
*These individuals retired in 2003.

All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders. Except for Mr. Steven R. Sullivan and Mr. Martin J. Lyons, each of the above-named executive officers has been employed by the Company or an affiliate for more than five years in executive or management positions. Mr. Sullivan was previously employed, as an attorney, by Anheuser Busch Companies, Inc. Mr. Lyons was previously employed, as an accountant, by PricewaterhouseCoopers LLP.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     There is no market for our Common Stock since all shares are owned by our parent, Ameren.


ITEM 6. SELECTED FINANCIAL DATA.
======================================================================================================================
For the Years Ended
December 31 (in millions)                2002            2001              2000(a)           1999              1998
----------------------------------------------------------------------------------------------------------------------
Operating Revenues                     $  824          $  840            $  894            $  933            $  856
Operating Income                           47              43                91                95               120
Net Income                                 26              46                79                54                80
Preferred stock dividends                   3               4                 4                 4                 4
Net income after preferred
stock dividends                            23              42                75                50                76
Common Stock dividends                     62              33                54                90                72

As of December 31,
Total assets                           $1,697          $1,783            $1,867            $1,782            $1,764
Long-term debt                            534             579               463               494               528
Total common stockholder's
equity                                    512             564               555               534               575
========================================================================================================================

(a) On May 1, 2000, we transferred our electric generating assets and related liabilities, at net book value, to Generating Company, in exchange for a subordinated promissory note from Generating Company in the principal amount of $552 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Central Illinois Public Service Company, headquartered in Springfield, Illinois, operates as AmerenCIPS and is a wholly-owned subsidiary of Ameren Corporation (Ameren). Our principal business is the rate-regulated transmission and distribution of electricity and the distribution of natural gas to residential, commercial, industrial and wholesale users in Illinois. Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated transmission and distribution business, an electric generation business and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003 from The AES Corporation (AES). See Recent Developments for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren-affiliated companies and AmerenEnergy Medina Valley Cogen (No.4), LLC, which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See Recent Developments for further information. Generating Company supplies electric power to Marketing Company which, in turn, supplies us with power under a power supply agreement (Power Supply Agreement).
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for Ameren-affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. On April 30, 2002, after we received the required approval from the Federal Energy Regulatory Commission (FERC) and notified the Illinois Commerce Commission (ICC), we transferred our 20% common stock interest in EEI to Ameren in the form of a non-cash dividend of common stock in EEI. The book value of our investment in EEI was $1.8 million. Subsequently, Ameren contributed such stock to Resources Company. This transfer completed the process of achieving a full divestiture of all electric generating capacity that had been owned directly or indirectly by us. AmerenUE also owns a 40% interest in EEI.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

     When we refer to AmerenCIPS, our, we or us, we are referring to Central Illinois Public Service Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     On May 1, 2000, we transferred our electric generating assets and liabilities, at historical net book value, to Generating Company (the Transfer). As a result of the Transfer, our operating revenues only include revenues and expenses associated with our transmission and distribution operations. In addition, sales under certain wholesale contracts and interchange sales are no longer reflected in our operating revenues after May 1, 2000. Purchased power subsequent to May 2000 reflects the electric Power Supply Agreement with Marketing Company. See Note 2 - Rate and Regulatory Matters to our Financial Statements for further discussion.

     Our results of operations and financial position are impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions, and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating and summer cooling demand. With nearly all of our revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. We principally utilize electric power and natural gas in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather and many other factors. We do not have a purchased power recovery mechanism in Illinois for our electric utility business, but we do have a gas cost recovery mechanism for our gas utility business. In addition, our electric rates in Illinois are largely set through 2006. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our transmission and distribution systems, and the level of operating and administrative costs and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.


RESULTS OF OPERATIONS

Earnings Summary

     Our net income for 2002, 2001 and 2000 was $26 million, $46 million and $79 million, respectively. Net income in 2002 included a voluntary retirement charge of $9 million, net of taxes, for a voluntary employee retirement program. See Other Operating Expenses- Restructuring Charges below for further information.

     The following table reconciles our net income to net income excluding voluntary retirement charges for the years ended December 31, 2002, 2001 and 2000:

================================================================================
                                                    2002        2001        2000
--------------------------------------------------------------------------------

Net income                                          $ 26         $ 46       $ 79
Voluntary retirement charges, net of taxes             9            -          -
--------------------------------------------------------------------------------
Net income excluding voluntary retirement charges   $ 35         $ 46       $ 79
================================================================================

     Excluding the charges discussed above, our net income in 2002 was $35 million (2001 - $46 million; 2000 - $79 million). The decrease in net income from 2001 to 2002 was primarily due to higher employee benefit costs ($3 million, net of taxes), an increase in our environmental reserve ($2 million, net of taxes) and increased tree trimming expenses ($1 million, net of taxes) that resulted in increased operations and maintenance expenses. The decrease was also attributable to an increase in other taxes ($2 million, net of taxes) related to revised property tax adjustments in 2001. In addition, less intercompany interest was received on the Generating Company subordinated promissory note, associated with the Transfer, as a result of a lower amount outstanding ($4 million, net of taxes), and earnings from EEI decreased in the third quarter of 2002 due to the transfer of our common stock interest in EEI ($1 million, net of taxes), which resulted in lower other income and deductions. These decreases were partially offset by an increase in electric margin ($4 million, net of taxes). See Electric Operations for more information. The decrease was also slightly offset by reduced injuries and damages expenses due to resolution of cases that resulted in lower operations expenses ($4 million, net of taxes). The decrease from 2000 to 2001 was primarily due to decreased electric margin ($67 million, net of taxes). This decrease was partially offset by lower operations and maintenance expenses ($15 million, net of taxes) and lower depreciation expense ($7 million, net of taxes) also resulting from the Transfer. In addition there was an increase in other income and deductions ($7 million, net of taxes) as a result of intercompany interest received on the Generating Company subordinated promissory note related to the Transfer. See
Note 2 - Rate and Regulatory Matters to our Financial Statements for further discussion of the Transfer.

Recent Developments

CILCORP Acquisition

     On January 31, 2003, after receipt of the necessary regulatory agency approvals and clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of Medina Valley, which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. With the acquisition, Medina Valley became a wholly-owned subsidiary of Resources Company, and was renamed

AmerenEnergy Medina Valley Cogen (No. 4), LLC. The CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC financial statements will be included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates.

     Ameren acquired CILCORP to complement its existing Illinois electric and gas operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

     The total purchase price was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of approximately $900 million, with the balance of the purchase price of approximately $500 million paid with Ameren's cash on hand. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and in early 2003 of 6.325 million common shares.

Credit Ratings

     In April 2002, as a result of AmerenUE's then pending Missouri electric earnings complaint case and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren's and its subsidiaries' debt under review. Following the completion of the acquisition of CILCORP in January 2003, Standard & Poor's lowered the ratings of Ameren Corporation, AmerenUE and us and increased the ratings of Generating Company. At the same time, Standard & Poor's changed the outlook assigned to all of Ameren's ratings to stable. Moody's also lowered Ameren's and AmerenUE's ratings subsequent to the acquisition and changed the outlook on these ratings to stable. These actions were consistent with the actions the ratings agencies disclosed they were considering following Ameren's announcement of the CILCORP acquisition.

     As of February 2003, the ratings by Moody's and Standard & Poor's were as follows:

================================================================================
                                          Moody's              Standard & Poor's
--------------------------------------------------------------------------------
Ameren Corporation:
     Issuer/Corporate credit rating         A3                             A-
     Unsecured debt                         A3                           BBB+
     Commercial paper                      P-2                            A-2

AmerenUE:
     Secured debt                           A1                             A-
     Unsecured debt                         A2                           BBB+
     Commercial paper                      P-1                            A-2

AmerenCIPS:
     Secured debt                           A1                             A-
     Unsecured debt                         A2                           BBB+

Generating Company:
     Unsecured debt                      A3/Baa2                           A-
================================================================================

     Standard & Poor's increased the ratings of CILCORP and CILCO subsequent to the acquisition of these entities by Ameren. As of February 2003, the unsecured debt ratings of CILCORP were BBB+ and Baa2 from Standard & Poor's and Moody's, respectively. The secured debt ratings of AmerenCILCO were A- and A2 from Standard & Poor's and Moody's, respectively. Standard & Poor's assigned stable outlooks to the ratings. Moody's also assigned a stable outlook to the ratings for CILCORP and AmerenCILCO.

     Any adverse change in our ratings, Ameren's or AmerenUE's ratings may reduce our access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.

Electric Operations

     The following table represents the favorable (unfavorable) impact on electric margin versus the prior periods for the years ended December 31, 2002 and 2001:

================================================================================
                                                2002                   2001
--------------------------------------------------------------------------------
Operating Revenues:
Effect of abnormal weather (estimate)           $14                   $   6
Growth and other (estimate)                     (23)                     31
Wholesale sales                                  -                      (38)
Interchange sales                                -                      (46)
--------------------------------------------------------------------------------
Total variation in electric operating revenues  $(9)                  $ (47)
--------------------------------------------------------------------------------
Fuel and Purchased Power:
Generation                                      $ -                   $  57
Purchased power                                  15                    (120)
--------------------------------------------------------------------------------
Total variation in fuel and purchased power     $15                   $ (63)
--------------------------------------------------------------------------------
Change in electric margin                       $ 6                   $(110)
================================================================================

     Electric margin increased $6 million for the year ended December 31, 2002 compared to 2001 primarily due to more favorable weather conditions and decreased purchased power costs attributable to lower energy prices. Weather-sensitive residential sales increased 4% during 2002 as compared to 2001 resulting from warmer summer weather. Partially offsetting the favorable weather were lower industrial sales that declined 3% for the year and lower commercial sales that declined 2% for the year due to the impact of the soft economy along with certain industrial customers electing to switch to our affiliate, Marketing Company, as their energy supplier.

     During 2002, we adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities," that required revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to adopting EITF 02-3 and the rescission of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues - Electric and in Operating Expenses - Fuel and Purchased Power. This meant that revenues were recorded for the notional amount of the power sale contracts with a corresponding charge to income for the costs of the energy that was generated, or for the notional amount of a purchased power contract. Upon adoption, EITF 02-3 requires that prior periods also be netted to conform to the current year presentation. Adoption of EITF 02-3 did not have any impact on operating or net income for any period or stockholder's equity. We did not have any of these energy contracts to be netted for 2002 or 2001. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted on January 1, 2001 and therefore, no netting was required for the year ended December 31, 2000.

     Electric margin decreased $110 million for year ended December 31, 2001 compared to 2000 primarily due to an increase in purchased power partially offset by decreases in wholesale and interchange sales resulting from the Transfer. Purchased power costs increased primarily as a result of increased purchased power under the Power Supply Agreement. Sales under certain wholesale contacts and interchange sales are no longer reflected in our operating revenues after May 1, 2000. See Note 2 - Rate and Regulatory Matters to our Financial Statements for further information about the Transfer.

Gas Operations

     Our gas margin increased $4 million in 2002 compared to 2001 due to an $11 million decrease in gas costs attributable to lower natural gas prices and lower purchases, partially offset by a $7 million decrease in gas revenues. Gas revenues decreased primarily due to warmer winter weather in the first several months of 2002 and lower gas costs recovered through the purchased gas adjustment clause.

     Gas margin decreased $7 million in 2001 compared to 2000 due to a $7 million decrease in gas revenues primarily due to lower residential and commercial sales resulting from unusually warm winter weather. Gas costs in 2001 were comparable to 2000.

Other Operating Expenses

Other Operations and Maintenance

     Other operations and maintenance expenses in 2002 increased $7 million compared to 2001 primarily due to higher employee benefit costs related to increasing healthcare costs and investment performance of employee benefit plan assets ($5 million), higher tree trimming costs ($2 million), increased routine repair costs ($2 million) and an increase in the environmental reserve ($3 million), partially offset by the receipt of insurance reimbursements related to litigation settlements ($7 million). Other operations and maintenance expenses in 2001 decreased $24 million compared to 2000 primarily due to lower labor costs ($17 million) and power plant maintenance costs ($15 million) resulting from the Transfer, partially offset by an increase in employee benefit costs resulting from increasing healthcare costs and the investment performance of employee benefit plan assets ($4 million).

     Ameren Services provided services to us including wages, employee benefits and professional services that were included in other operations and maintenance expenses. See Note 3 - Related Party Transactions to our Financial Statements for further information.

Restructuring Charges

     A charge of $14 million was incurred in 2002 related to Ameren's voluntary retirement program based on voluntary retirements of approximately 70 of our employees and additional employees providing support functions to us through Ameren Services. These costs consisted primarily of special termination benefits associated with our portion of Ameren's pension and post-retirement benefit plans. Most of the employees who voluntarily retired will leave Ameren and our company by March 2003. See Note 8 - Voluntary Retirement Charges to our Financial Statements for further information.

Depreciation and Amortization

     Depreciation and amortization expenses increased $2 million in 2002 compared to 2001 primarily resulting from distribution related additions. Depreciation and amortization expenses decreased $12 million in 2001 compared to 2000 due to decreased depreciable property, primarily resulting from the Transfer.

Income Taxes

     Income taxes decreased $10 million for 2002 compared to 2001 and decreased $17 million for 2001 compared to 2000 primarily due to lower pretax income.

Other Taxes

     Other tax expense for 2002 increased $4 million compared to 2001 primarily due to revised property tax assessments in the prior year. Other tax expense for 2001 decreased $15 million compared to 2000 primarily due to lower property and payroll taxes as a result of the Transfer.

Other Income and Deductions

     Other income and deductions (excluding income taxes) decreased $11 million in 2002 compared to 2001 primarily due to less intercompany interest received on the Generating Company subordinated promissory note as a result of a lower amount outstanding ($6 million), lower earnings from EEI due to the transfer of our 20% common stock interest in EEI to Resources Company on April 30, 2002 ($2 million) and a decrease in contributions in aid of construction ($4 million). Other income and deductions (excluding income taxes) increased $15 million in 2001 compared to 2000 primarily due to intercompany interest income earned on the Generating Company subordinated promissory note ($11 million) and an increase in contributions in aid of construction ($4 million). See Note 2 - Rate and Regulatory Matters and Note 9 - Miscellaneous, Net to our Financial Statements for further information.

Interest

     Interest expense increased $2 million in 2002 compared to 2001 primarily due to an increase in interest expense on long-term debt related to a $150 million issuance of long-term debt in 2001 (see Liquidity and Capital Resources below for further information), partially offset by a decrease in other interest expense primarily due to less intercompany borrowings from the utility money pool in 2002 compared to 2001. Interest expense decreased $1 million in 2001 compared to 2000 primarily due to a decrease in the amortization of loss on reacquired debt in 2001 along with lower interest rates.


LIQUIDITY AND CAPITAL RESOURCES

Operating

     Cash provided by operating activities decreased $24 million to $96 million in 2002 primarily due to decreases in Accounts and Wages payable and other changes in working capital, lower contributions in aid of construction and greater pension funding. Cash provided by operating activities totaled $120 million for 2001 compared to $62 million for 2000. Cash provided by operating activities increased from 2000 to 2001 primarily due to the fluctuations in working capital requirements including an increase in taxes accrued, resulting from the timing of tax payments, a decrease in trade receivables due to lower sales and a decrease in deferred income taxes resulting from the amortization of the intercompany deferred tax liability related to the Transfer. See Note 2 - Rate and Regulatory Matters and Note 8 - Voluntary Retirement Charges to our Financial Statements for further discussion.

     Our tariff-based gross margins continue to be our principal source of cash from operating activities. Our diversified retail customer mix of rate-regulated residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows. In addition, we plan to utilize short-term debt to support normal operations and other temporary capital requirements.

Pension Funding

     Ameren made cash contributions totaling $31 million to its defined benefit retirement plan during 2002. Our share of the cash contribution made in 2002 was approximately $4 million, which includes our portion related to Ameren Services. At December 31, 2002, Ameren recorded a minimum pension liability of $102 million, net of taxes, which resulted in a charge to Accumulated Other Comprehensive Income (OCI) and a reduction to stockholders' equity. Our share of the minimum pension liability was approximately $13 million, net of taxes.

     Based on the performance of plan assets through December 31, 2002, Ameren expects to be required under the Employee Retirement Income Security Act of 1974 (ERISA) to fund approximately $150 million to $175 million annually in 2005, 2006 and 2007 in order to maintain minimum funding levels for its pension plans. In addition, Ameren estimates the pension funding for CILCORP to be less than $1 million in 2003 and approximately $5 million in 2004. We expect our share of the funding in 2005, 2006 and 2007 to be $21 million to $24 million annually, which includes our share related to employees of Ameren Services. These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any pertinent changes in government regulations. At December 31, 2002, Ameren's Net Benefit Obligation was $1,587 million and its Fair Value of Plan Assets was $1,059 million. See Benefit Plan Accounting under Accounting Matters - Critical Accounting Policies below.

Investing

     Our net cash used in investing activities was $7 million in 2002 representing construction expenditures for various distribution line upgrades, partially offset by receipts on our intercompany note receivable from Generating Company. Cash flows provided by investing activities totaled $16 million for the year ended December 31, 2001. Cash flows used in investing activities totaled $41 million for the year ended December 31, 2000. Cash flows provided by investing activities increased from 2000 to 2001 primarily due to receipts on our intercompany promissory note receivable from Generating Company relating to the Transfer, partially offset by increased construction expenditures. Expenditures for constructing new or improving existing facilities were $57 million for 2002 (2001 - $50 million; 2000 - $41 million). See Note 2 - Rate and Regulatory Matters to our Financial Statements for further discussion.

     For the five-year period 2003 through 2007, construction expenditures are estimated to approximate $170 million, of which $28 million is expected in 2003. This estimate includes capital expenditures for transmission and distribution related activities.

Environmental

     We are subject to various environmental regulations by federal, state, and local authorities. From the beginning phases of siting and development, to the ongoing operation of existing or new electric transmission, and distribution facilities, our activities involve compliance with diverse laws and regulations that address impacts to air and water, special, protected, and cultural resources (such as wetlands, endangered species, and archeological/historical resources), chemical and waste handling, and noise impacts. Our activities require complex and often lengthy processes to obtain approvals, permits, or licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires preparation of release prevention plans and emergency response procedures. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or their operations, as required.

     See Note 12 - Commitments and Contingencies to our Financial Statements for further discussion of environmental matters.

Financing

     Our cash flows used in financing activities were $98 million for 2002, $140 million in 2001 and $4 million in 2000. Our principal financing activities for the three year period included the redemptions of long-term debt and intercompany notes payable, as well as payments of dividends, partially offset by the issuance of long-term debt.

     We are authorized by the SEC under the PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any time.

Short-Term Debt and Liquidity

     Short-term debt typically consists of borrowings under Ameren's utility money pool agreement but, from time to time, may also consist of commercial paper and bank loans (maturities generally within 1 to 45 days). At December 31, 2002, Ameren and its subsidiaries had committed credit facilities, expiring at various dates between 2003 and 2005, totaling $695 million. This amount includes $15 million of our committed bank lines of credit and $680 million of committed credit facilities at Ameren and AmerenUE. We access these combined facilities through Ameren's utility money pool arrangement. AmerenUE and Ameren Services may also borrow under this arrangement. These committed credit facilities are also used to support AmerenUE's commercial paper program under which $250 million was outstanding at December 31, 2002. Based on commercial paper outstanding at December 31, 2002, $445 million was unused and available under these committed credit facilities and available to us through the utility money pool.

     Subject to the receipt of regulatory approval, which is being pursued, AmerenCILCO will participate in Ameren's utility money pool arrangement. At December 31, 2002, CILCO had committed credit facilities, expiring at various dates during 2003, totaling $60 million.

     In July 2002, Ameren entered into new committed credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of commercial paper programs. We may access these new credit facilities through the utility money pool. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced AmerenUE's former $300 million revolving credit facility. These amounts are included in the total committed credit facilities of $695 million mentioned above.

     In addition to committed credit facilities, a further source of liquidity for Ameren is available cash and cash equivalents. At December 31, 2002, Ameren had $628 million of cash, all of which was available for borrowing by us under the utility money pool. In early 2003, Ameren paid a total of approximately $500 million of cash on hand to acquire CILCORP and Medina Valley.

     We rely on access to short-term and long-term capital markets as a significant source of funding for capital requirements not satisfied by our operating cash flows. The inability by us to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact our ability to maintain and grow our businesses. Based on our current credit ratings, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected.

     The following table summarizes available borrowing capacity under committed lines of credit and credit agreements as of December 31, 2002:

                                    Amount of commitment expiration per period
================================================================================
                                   Total    Less than   1 - 3    4 - 5   After 5
                                 committed   1 year     years    years    years
--------------------------------------------------------------------------------
Lines of credit                      $ 15     $ 15      $  -       -        -
Other commercial commitments(a)       680      550       130       -        -
--------------------------------------------------------------------------------
Total                                $695     $565      $130       -        -
================================================================================
(a) Available through utility money pool borrowings.

   The following table summarizes our contractual obligations as of December 31, 2002:

================================================================================
                                   Total    Less than   1 - 3    4 - 5   After 5
                                             1 year     years    years    years
--------------------------------------------------------------------------------
Long-term debt                       $581     $ 45      $ 20     $ 70     $446
Other long-term obligations (a)        93       40        45        8       -
--------------------------------------------------------------------------------
Total cash contractual obligations   $674     $85       $65      $78      $446
================================================================================
(a) Represents purchase contracts for natural gas.

Credit Agreement Provisions and Covenants

     Our financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. Many of Ameren's and its subsidiaries' committed credit facilities require the borrower to represent, in connection with any borrowing under the facility that no material adverse change has occurred since certain dates. None of our, Ameren's or AmerenUE's financing arrangements contains credit rating triggers with the exception of certain ratings triggers within AmerenCILCO's financing arrangements.

     Covenants in Ameren's committed credit facilities require the maintenance of the percentage of total debt to total capital of 60% or less for Ameren, AmerenUE and us. As of December 31, 2002, this ratio was approximately 50%, 43% and 50% for Ameren, AmerenUE and us, respectively. Ameren's committed credit facilities also include indebtedness cross default provisions that could trigger a default under these facilities in the event any subsidiary of Ameren (subject to definition in the underlying credit agreements), other than certain project finance subsidiaries, defaults on indebtedness in excess of $50 million.

     Most of Ameren's and its subsidiaries' committed credit facilities include provisions related to the funded status of Ameren's pension plan. These provisions either require Ameren to meet minimum ERISA funding requirements or limit the unfunded liability status of the plan. Under the most restrictive of these provisions impacting Ameren's facilities totaling $400 million, an event of default will result if the unfunded liability status (as defined in the underlying credit agreements) of Ameren's pension plan exceeds $300 million in the aggregate. Based on the most recent valuation report available to Ameren at December 31, 2002, which was based on January 2002 asset and liability valuations, the unfunded liability status (as defined) was $31 million. While an updated valuation report will not be available until the second half of 2003, Ameren believes that the unfunded liability status of its pension plans (as defined) could exceed $300 million based on the investment performance of the pension plan assets and interest rate changes since January 1, 2002. As a result, Ameren may need to renegotiate the facility provisions, terminate or replace the affected facilities, or fund any unfunded liability shortfall. Should Ameren elect to terminate these facilities, we believe we would otherwise have sufficient liquidity to manage our short-term funding requirements.

     At December 31, 2002, Ameren and its subsidiaries, including us, were in compliance with their credit agreement provisions and covenants.

Off-Balance Sheet Arrangements

     At December 31, 2002, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. We do not expect to engage in any significant off-balance sheet financing arrangements in the near future.

Long-Term Debt

     The following table summarizes our issuances and redemptions of long-term debt for the three years ended December 31, 2002, 2001 and 2000. For additional information related to the terms and uses of these issuances and the sources of funds and terms for redemptions, see Note 7 - Long-Term Debt to our Financial Statements.

================================================================================
                                              Month        2002     2001    2000
--------------------------------------------------------------------------------
Issuances -                              Issued/Redeemed
--------------------------------------------------------------------------------
Long-term debt
  6.625% Senior secured notes, due 2011        June        $ -      $150     $ -
  Pollution control revenue bonds              March         -        -       51
--------------------------------------------------------------------------------
  Total long-term debt issuances                           $ -      $150     $51
--------------------------------------------------------------------------------

Redemptions -
--------------------------------------------------------------------------------
Long-term debt
  First mortgage bonds                        Various      $33      $ 30     $35
  Environ. improvement bonds, 1990A Series     April         -         -      20
  Environ. improvement bonds, 1990B Series     April         -         -      32
--------------------------------------------------------------------------------
  Total long-term debt redemptions                         $33      $ 30     $87
================================================================================

     We expect to fund maturities of long-term debt and contractual obligations through a combination of cash flow from operations and funds received under the Generating Company subordinated promissory note receivable.

     To issue first mortgage bonds and preferred stock, we must comply with earnings tests contained in our respective mortgage indenture and Articles of Incorporation. For the issuance of additional first mortgage bonds, generally, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. Generally, for the issuance of additional preferred stock, earnings coverage of one and one-half times annual interest charges and preferred stock dividends is required under our Articles of Incorporation. The ability to issue such securities in the future will depend on coverages at that time. At December 31, 2002, we had and expect to continue to have adequate coverage ratios for anticipated requirements.

     In May 2001, a shelf registration filed by us with the SEC on Form S-3 was declared effective. This registration statement enables us to offer from time to time senior secured notes in one or more series with an offering price not to exceed $250 million. In June 2001, we issued $150 million of the senior secured notes under the shelf registration statement. At February 13, 2003, the amount remaining on the shelf registration statement was $100 million.

     In December 2001, the interest rate mode on our three series of variable rate tax-exempt pollution control indebtedness totaling $104 million was converted to fixed rates ranging from 5% to 5.95% with maturities through 2028.

OUTLOOK

     We believe there will be challenges to earnings in 2003 and beyond due to industry-wide trends and company-specific issues. The following are expected to put pressure on earnings in 2003 and beyond:

o    Weak economic conditions, which impact native load demand,
o The adverse effects of rising employee benefit costs and higher insurance costs, and
o    An assumed return to more normal weather patterns.

     In late 2002, Ameren announced the following actions to mitigate the effect of these challenges:

o A voluntary retirement program that was accepted by approximately 550 Ameren employees, including approximately 70 of our employees and additional employees providing support functions to us through Ameren Services,
o Modifications to retiree employee benefit plans to increase co-payments and limit Ameren's overall cost,
o A wage freeze in 2003 for all management employees, including our employees, and
o    Reductions of 2003 expected capital expenditures.

     We are pursuing a gas rate increase of approximately $16 million annually in Illinois. Ameren is also considering additional actions, including modifications to active employee benefits, further staffing reductions and other initiatives.

     In the ordinary course of business, we evaluate several strategies to enhance our financial position, results of operations and liquidity. These strategies may include potential acquisitions, divestitures, opportunities to reduce costs or increase revenues and other strategic initiatives in order to increase Ameren's shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity.

Labor Agreements

     Certain of our employees are represented by the International Brotherhood of Electrical Workers (IBEW). These employees comprise approximately 70% of our workforce. Labor agreements covering substantially all employees represented by the IBEW expire by June 2003. We cannot predict what issues may be raised by the collective bargaining units and, if raised, whether negotiations concerning such issues will be successfully concluded.


REGULATORY MATTERS

Illinois

     See Note 2 - Rate and Regulatory Matters to our Financial Statements.

Federal - Electric Transmission

    See Note 2 - Rate and Regulatory Matters to our Financial Statements.

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


Accounting Policy                                       Uncertainties Affecting Application
-----------------                                       ------------------------------------

Regulatory Mechanisms and Cost Recovery
                                                        o  Regulatory environment, external regulatory
   We defer costs as regulatory assets in                  decisions and requirements
   accordance with SFAS 71 and make                     o  Anticipated future regulatory decisions and their
   investments that we assume we will be able              impact
   to collect in future rates.                          o  Impact of deregulation and competition on
                                                           ratemaking process and ability to recover costs

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


   Basis for Judgment
   We determine the proper amounts to accrue for environmental contamination based on internal and third party estimates of clean-up costs in the context of current remediation standards and available technology.


Unbilled Revenue
                                                        o  Projecting customer energy usage
   At the end of each period, we estimate,              o  Estimating impacts of weather and other usage-
   based on expected usage, the amount of                  affecting factors for the unbilled period.
   revenue to record for services that have been
   provided to customers, but not billed. This
   period can be up to one month.

   Basis for Judgment
   We determine the proper amount of unbilled revenue to accrue each period based on the volume of energy delivered as valued by a model of billing cycles and historical usage rates and growth by customer class for our service area, as adjusted for the modeled impact of seasonal and weather variations based on historical results.

Benefit Plan Accounting
                                                        o  Future rate of return on pension and other plan assets
   Based on actuarial calculations, we accrue           o  Interest rates used in valuing benefit obligations
   costs of providing future employee benefits          o  Healthcare costs trend rated
   in accordance with SFAS 87, 106, and 112.            o  Timing of employee retirements
   See Note 11 - Retirement Benefits to our
   Financial Statements.


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


Impact of Future Accounting Pronouncements

   See Note 1 - Summary of Significant Accounting Policies to our Financial Statements.


EFFECTS OF INFLATION AND CHANGING PRICES

     Our rates for retail electric and gas utility services are regulated by the ICC. Non-retail electric rates are regulated by the FERC. Our Illinois electric rates are legislatively fixed through January 1, 2007. Inflation affects our operations, earnings, stockholder's equity and financial performance.

     In Illinois, there are no provisions for adjusting rates for changes in the costs of purchased power. We transferred our generating assets to Generating Company in May 2000 and rely exclusively on purchased power to supply our electric customers. See Note 2 - Rate and Regulatory Matters to our Financial Statements for further information. In Illinois, changes in gas costs are generally reflected in billings to gas customers through purchased gas adjustment clauses. See discussion below under Commodity Price Risk for further information.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, etc.). The following discussion of Ameren's, including our company's, risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren and our company also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risks and are not represented in the following discussion.

     Ameren's risk management objective is to optimize its physical generating assets within prudent risk parameters. Risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk

     We are exposed to market risk through changes in interest rates associated with both long-term and short-term variable-rate debt and fixed-rate debt, and auction-rate preferred stock. We manage our interest rate exposure by
controlling   the  amount  of  these   instruments  we  hold  within  our  total
capitalization portfolio and by monitoring the effects of market changes in interest rates.

     Utilizing our debt outstanding at December 31, 2002, if interest rates increased by 1%, our annual interest expense and dividend on preferred stock would increase by approximately $0.3 million and net income would decrease by approximately $0.3 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Commodity Price Risk

     We are exposed to changes in market prices for natural gas and purchased power. With regard to our natural gas utility business, our exposure to changing market prices is in large part mitigated by the fact that we have a purchased gas adjustment clause in place in Illinois. This gas cost recovery mechanism allows us to pass on to our retail customers our prudently incurred costs of natural gas.

     With regard to our exposure to commodity price risk for purchased power, such price risk is mitigated in part due to the fact that we have entered into the Power Supply Agreement for purchased power.

Equity Price Risk

     We, along with other subsidiaries of Ameren, are a participant in Ameren's defined benefit plans and post-retirement benefit plans and are responsible for our proportional share of the costs. Ameren's costs of providing non-contributory defined benefit retirement and post-retirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of Ameren's plan assets has been affected by declines in the equity market since 2000 for the pension and post-retirement plans. As a result, at December 31, 2002 Ameren and its subsidiaries, including us, recognized an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions." The liability resulted in a reduction to equity as a result of a charge to Ameren's OCI of $102 million, net of taxes. Our portion of this charge to OCI was $13 million, net of taxes. The amount of the liability was the result of asset returns experienced through 2002, interest rates and Ameren's contributions to the plans during 2002. In future years, the liability recorded, the costs reflected in net income or OCI, or cash contributions to the plans could increase materially without a recovery in equity markets in excess of Ameren's assumed return on plan assets. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of equity would be restored in the Balance Sheet. See Liquidity and Capital Resources - Operating.


FORWARD-LOOKING STATEMENTS

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o    the effects of regulatory actions, including changes in regulatory policy;
o the cost of commodities, such as natural gas, and our ability to recover such increased cost;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a FERC-approved Regional Transmission Organization, including activities associated with the Midwest Independent System Operator;
o availability and future market prices for purchased power, electricity and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;
o    average rates for electricity in the Midwest;
o    business and economic conditions;

o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    the  impact  of   strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefit costs, including changes in returns of benefit plan assets;
o disruptions of the capital markets or other events making Ameren's and our access to necessary capital more difficult or costly;
o cost and availability of transmission capacity required to satisfy our energy sales; and
o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 7A.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

     Information required to be reported by this item is included under Quantitative and Qualitative Disclosures About Market Risk in Management's Discussion and Analysis of Financial Conditions and Results of Operations under
Item 7 and Note 13 - Fair Value of Financial Instruments to our Financial Statements under Item 8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------





To the Board of Directors and Shareholders of Central Illinois Public Service Company:


In our opinion,  the financial  statements  listed in the index  appearing under
Item 15(A)(1) on Page 49 present fairly, in all material respects, the financial position of Central Illinois Public Service Company at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(A)(2) on Page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 13, 2003


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                                  (In millions)

                                                                                                December 31,    December 31,
                                                                                                    2002            2001
                                                                                                -----------     ------------
ASSETS:
Property and plant, net (Note 4)                                                                    $ 835           $ 822
Investments and other assets:
   Intercompany notes receivable - Generating Company (Note 3)                                        373             419
   Intercompany tax receivable - Generating Company (Note 3)                                          162             177
   Other assets                                                                                         7              17
                                                                                                -----------     ------------
         Total investments and other assets                                                           542             613
                                                                                                -----------     ------------
Current assets:
   Cash and cash equivalents                                                                           17              26
   Accounts receivable - trade (less allowance for doubtful
         accounts of $1 and $1, respectively)                                                          53              38
   Unbilled revenue                                                                                    74              81
   Intercompany notes receivable (Note 3)                                                              16              24
   Miscellaneous accounts and notes receivable (Note 3)                                                22              37
   Current portion of intercompany notes receivable - Generating Company (Note 3)                      46              43
   Current portion of intercompany tax receivable - Generating Company (Note 3)                        13              18
   Materials and supplies, at average cost                                                             41              42
   Other current assets                                                                                 7               7
                                                                                                -----------     ------------
         Total current assets                                                                         289             316
                                                                                                -----------     ------------
Regulatory assets                                                                                      31              32
                                                                                                -----------     ------------
Total Assets                                                                                      $ 1,697         $ 1,783
                                                                                                ===========     ============

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, no par value, 45.0 shares authorized -
     25.5 shares outstanding                                                                      $   120            $ 120
   Retained earnings                                                                                  405              444
   Accumulated other comprehensive income                                                             (13)               -
                                                                                                -----------     ------------
      Total common stockholder's equity                                                               512              564
                                                                                                -----------      ------------
   Preferred stock not subject to mandatory redemption (Note 5)                                        80               80
   Long-term debt, net (Note 7)                                                                       534              579
                                                                                                -----------     ------------
         Total capitalization                                                                       1,126            1,223
                                                                                                -----------     ------------
Current liabilities:
   Current maturities of long-term debt (Note 7)                                                       45               33
   Accounts and wages payable (Note 3)                                                                 87              114
   Accumulated deferred income taxes                                                                    -               20
   Taxes accrued                                                                                       32               23
   Other current liabilities                                                                           26               31
                                                                                                -----------     ------------
         Total current liabilities                                                                    190              221
                                                                                                -----------     ------------
Commitments and contingencies (Notes 1, 2 and 12)
Accumulated deferred income taxes (Note 3)                                                            282              255
Accumulated deferred investment tax credits                                                            13               12
Regulatory liabilities                                                                                 15               36
Other deferred credits and liabilities                                                                 71               36
                                                                                                -----------     ------------
Total Capital and Liabilities                                                                     $ 1,697          $ 1,783
                                                                                                ===========     ============

See Notes to Financial Statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                                  (In millions)


                                                                                 Year Ended December 31,
                                                                  --------------------------------------------------
                                                                       2002              2001               2000
                                                                  -------------     -------------      -------------
OPERATING REVENUES:
   Electric (Note 3)                                                     $ 661             $ 670              $ 717
   Gas                                                                     163               170                177
                                                                  -------------     -------------      -------------
      Total operating revenues                                             824               840                894
                                                                  -------------     -------------      -------------

OPERATING EXPENSES:
   Fuel and purchased power (Note 3)                                       418               433                370
   Gas                                                                     100               111                111
   Other operations and maintenance (Note 3)                               161               154                178
   Voluntary retirement and other restructuring charges (Note 8)            14                 -                  -
   Depreciation and amortization                                            51                49                 61
   Income taxes                                                              5                26                 44
   Other taxes                                                              28                24                 39
                                                                  -------------     -------------      -------------
      Total operating expenses                                             777               797                803
                                                                  -------------     -------------      -------------

OPERATING INCOME                                                            47                43                 91

OTHER INCOME AND (DEDUCTIONS):
   Allowance for equity funds used during construction                       1                 -                  -
   Miscellaneous, net -
     Miscellaneous income (Notes 3 and 9)                                   33                44                 29
     Miscellaneous expense (Note 9)                                         (2)               (1)                (1)
     Income taxes                                                          (12)               (1)                 -
                                                                  -------------     -------------      -------------
      Total other income and (deductions)                                   20                42                 28
                                                                  -------------     -------------      -------------


INTEREST CHARGES                                                            41                39                 40
                                                                  -------------     -------------      -------------


NET INCOME                                                                  26                46                 79

PREFERRED STOCK DIVIDENDS                                                    3                 4                  4
                                                                  -------------     -------------      -------------

NET INCOME AFTER PREFERRED STOCK DIVIDENDS                                $ 23              $ 42               $ 75
                                                                  =============     =============      =============

See Notes to Financial Statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                                  (In millions)

                                                                                  Year Ended December 31,
                                                                   --------------------------------------------------
                                                                        2002             2001                2000
                                                                   -------------     -------------      -------------
Cash Flows From Operating:
   Net income                                                           $ 26            $ 46                 $ 79
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                    51              49                   61
         Amortization of debt issuance costs and premium/discounts         1               1                    3
         Allowance for funds used during construction                      1               -                    -
         Deferred income taxes, net                                      (15)            (17)                   3
         Deferred investment tax credits, net                              1              (1)                   -
         Voluntary retirement and other restructuring charges             14               -                    -
         Changes in assets and liabilities:
               Receivables, net                                            7              30                  (41)
               Materials and supplies                                      1             (10)                  (5)
               Accounts and wages payable                                (33)              7                   24
               Taxes accrued                                              25               9                  (18)
               Assets, other                                              33              (6)                  12
               Liabilities, other                                        (16)             12                  (56)
                                                                  -------------     -------------      -------------
Net cash provided by operating activities                                 96             120                   62
                                                                  -------------     -------------      -------------

Cash Flows From Investing:
   Construction expenditures                                             (57)            (50)                 (41)
   Allowance for funds used during construction                           (1)              -                    -
   Intercompany notes receivable                                          51              66                    -
                                                                  -------------     -------------      -------------
Net cash provided by (used in) investing activities                       (7)             16                  (41)
                                                                  -------------     -------------      -------------

Cash Flows From Financing:
   Dividends on common stock                                             (62)            (33)                 (54)
   Dividends on preferred stock                                           (3)             (4)                  (4)
   Redemptions:
      Long-term debt                                                     (33)            (30)                 (87)
      Intercompany notes payable                                           -            (223)                   -
   Issuances:
      Long-term debt                                                       -             150                   51
      Intercompany notes payable                                           -               -                   90
                                                                  -------------     -------------      -------------
Net cash used in financing activities                                    (98)           (140)                  (4)
                                                                  -------------     -------------      -------------

Net change in cash and cash equivalents                                   (9)             (4)                  17
Cash and cash equivalents at beginning of year                            26              30                   13
                                                                  -------------     -------------      -------------
Cash and cash equivalents at end of year                                $ 17            $ 26                 $ 30
                                                                  ===========       =============     ==============

Cash paid during the periods:
   Interest                                                             $ 40            $ 38                 $ 42
   Income taxes, net                                                      14              33                   58


See Notes to Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
In the second quarter of 2000, we transferred our electric generating assets and liabilities, at historical net book value, to a newly created nonregulated company, AmerenEnergy Generating Company (Generating Company), a subsidiary of AmerenEnergy Resources Company, in exchange for a promissory note from Generating Company in the principal amount of $552 million. The transaction also resulted in a deferred intercompany tax gain liability and related tax receivable from Generating Company in the amount of $219 million. See Note 2 - Rate and Regulatory Matters to our Financial Statements for further information.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                                  (In millions)



                                                                   December 31,      December 31,       December 31,
                                                                        2002               2001              2000
                                                                   -------------      -------------     -------------

Common stock                                                           $ 120              $ 120             $ 120

Retained earnings
   Beginning balance                                                     444                435               414
   Net income                                                             26                 46                79
   Common stock dividends                                                (62)               (33)              (54)
   Preferred stock dividends                                              (3)                (4)               (4)
                                                                   -------------      -------------     -------------
                                                                         405                444               435
                                                                   -------------      -------------     -------------

Accumulated other comprehensive income
   Beginning balance - minimum pension liability                           -                  -                 -
   Change in minimum pension liability in current period                 (13)                 -                 -
                                                                -------------      -------------     -------------
                                                                         (13)                 -                 -
                                                                -------------      -------------     -------------


Total common stockholder's equity                                      $ 512              $ 564             $ 555
                                                                =============      =============     =============


Comprehensive income, net of taxes
   Net income                                                          $  26               $ 46              $ 79
   Minimum pension liability adjustment, net of income taxes of
        $(9), $-, and $-, respectively                                   (13)                 -                 -
                                                                -------------      -------------     -------------
           Total comprehensive income, net of taxes                     $ 13               $ 46              $ 79
                                                                =============      =============     =============

See Notes to Financial Statements.


CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2002


NOTE 1 - Summary of Significant Accounting Policies

General

     Central Illinois Public Service Company, headquartered in Springfield, Illinois, operates as AmerenCIPS and is a wholly-owned subsidiary of Ameren Corporation (Ameren). Our principal business is the rate-regulated transmission and distribution of electricity and the distribution of natural gas to residential, commercial, industrial and wholesale users in Illinois. Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Light Company is a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated transmission and distribution business, an electric generation business and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003 from The AES Corporation (AES). See Note 15 - Subsequent Event for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates Ameren's non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren-affiliated companies and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See Note 15 - Subsequent Event for further information. Generating Company supplies electric power to Marketing Company which, in turn, supplies us with power under a power supply agreement (Power Supply Agreement). See Note 2 - Rate and Regulatory Matters for more information on the Power Supply Agreement.
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for Ameren-affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. On April 30, 2002, after we received the required approval from the Federal Energy Regulatory Commission (FERC) and notified the Illinois Commerce Commission (ICC), transferred our 20% common stock interest in EEI to Ameren in the form of a non-cash dividend of common stock in EEI. The book value of our investment in EEI was $1.8 million. Subsequently, Ameren contributed such stock to Resources Company. This transfer completed the process of achieving a full divestiture of all electric generating capacity that had been owned directly or indirectly by us. AmerenUE also owns a 40% interest in EEI.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

     When we refer to AmerenCIPS, our, we or us, we are referring to Central Illinois Public Service Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     On May 1, 2000, we transferred our electric generating assets and liabilities, at historical net book value, to Generating Company (the Transfer). See Note 2 - Rate and Regulatory Matters for further discussion.

     Our accounting policies conform to generally accepted accounting principles in the United States (GAAP). Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' financial statements to conform to 2002 reporting.

     Our accounting policies conform to generally accepted accounting principles in the United States (GAAP). Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' financial statements to conform to 2002 reporting.

Regulation

     We are subject to regulation by the ICC, the FERC and the SEC. See Note 2 - Rate and Regulatory Matters for further information.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation," we defer certain costs pursuant to actions of our regulators and are currently recovering such costs in rates charged to customers.

     At December 31, 2002 and 2001, we had recorded the following regulatory assets and regulatory liabilities:



================================================================================
2002                                                                        2001
--------------------------------------------------------------------------------
Regulatory  Assets:  Recoverable costs - contaminated  facilities(a)(d)  $26 $26
Unamortized       loss       on       reacquired       debt(b)(d)       5      6
--------------------------------------------------------------------------------
Regulatory                    Assets                   $31                   $32
--------------------------------------------------------------------------------
Regulatory        Liabilities:        Income        taxes(c)       $15       $36
================================================================================
(a) Represents the recoverable portion of accrued environmental site liabilities, which is primarily collected from our electric and gas customers through our revenue riders in Illinois.
(b) Represents losses related to refunded debt. These amounts are being amortized over the lives of the related new debt issues or the remaining lives of the old debt issues if no new debt was issued.
(c) See Note 10 - Income Taxes
for amortization period. Represents unamortized portion of investment tax credit and federal excess taxes.
(d) These assets do not earn a return.

     We continually assess the recoverability of our regulatory assets. Under current accounting standards, regulatory assets are written off to earnings when it is no longer probable that such amounts will be recovered through future revenues. Electric industry restructuring legislation may impact the recoverability of regulatory assets in the future.

Property and Plant

     The cost of additions to and betterments of units of property and plant is capitalized. Cost includes labor, material, applicable taxes and overheads. An allowance for funds used during construction is also added for our rate-regulated assets. Maintenance expenditures and the renewal of items not considered units of property are expensed as incurred. When units of depreciable property are retired, the original cost and removal cost, less salvage value, are charged to accumulated depreciation. See Accounting Changes and Other Matters relating to SFAS No. 143, "Accounting for Asset Retirement Obligations" and Note 4 - Property and Plant, Net for further information.

Depreciation

     Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis. The provision for depreciation in 2002, 2001 and 2000 was approximately 3% of the average depreciable cost.

Allowance for Funds Used During Construction

     Allowance for funds used during construction (AFC) is a utility industry accounting practice whereby the cost of borrowed funds and the cost of equity funds (preferred and common stockholders' equity) applicable to our rate-regulated construction expenditures are capitalized as a cost of construction. AFC does not represent a current source of cash funds. This accounting practice offsets the effect on earnings of the cost of financing current construction, and treats such financing costs in the same manner as construction charges for labor and materials.

     Under accepted ratemaking practice, cash recovery of AFC, as well as other construction costs, occurs when completed projects are placed in service and reflected in customer rates. The AFC rates were 9% during 2002, 4% during 2001 and 6% during 2000.

Impairment of Long-Lived Assets

     We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared with the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. See Accounting Changes and Other Matters related to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and temporary investments purchased with an original maturity of three months or less.

Unamortized Debt Discount, Premium and Expense

     Discount, premium and expense associated with long-term debt are amortized over the lives of the related issues.

Revenue

     We accrue an estimate of electric and gas revenues for service rendered, but unbilled, at the end of each accounting period.

     Interchange revenues included in Operating Revenues - Electric were $35 million for the year ended December 31, 2002 (2001 - $35 million; 2000 - $81 million). See Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" discussion under Accounting Changes and Other Matters below for further information.

Purchased Power

     Purchased power included in Operating Expenses - Purchased Power was $418 million for the year ended December 31, 2002 (2001 - $433 million; 2000 - $313 million). See EITF 02-3 discussion under Accounting Changes and Other Matters below for further information.

Fuel and Gas Costs

     In Illinois, there are no provisions for adjusting rates for changes in the costs of purchased power. We transferred our generating assets to Generating Company in May 2000 and rely exclusively on purchased power to supply our electric customers. See Note 2 - Rate and Regulatory Matters for further information. In Illinois, changes in gas costs are generally reflected in billings to gas customers through our purchased gas adjustment clause.

Excise Taxes

     Excise taxes on our Illinois gas customer bills are imposed on us and are recorded gross in Operating Revenues and Other Taxes. Excise taxes recorded in Operating Revenues and Other Taxes for the year ended December 31, 2002 were $13 million (2001 - $12 million; 2000 - $17 million). Excise taxes applicable to Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable and included in Taxes Accrued on the Balance Sheet.

Income Taxes

     We are included in the consolidated federal income tax return filed by Ameren. As a subsidiary of Ameren, we could be considered jointly and severably liable for assessments of additional tax on the consolidated group. Income taxes are allocated to us based on our taxable income or loss. Our provision for income taxes has been presented based on federal and state taxes we would have presented on a stand-alone company basis. Deferred tax assets and liabilities are recognized for the tax consequences of transactions that have been treated differently for financial reporting and tax return purposes, measured using statutory tax rates.

     Investment tax credits utilized in prior years were deferred and are being amortized over the useful lives of the related properties.

Accounting Changes and Other Matters

     In January 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of that adoption was immaterial to us.

     In January 2002, we adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. SFAS 141 and SFAS 142 did not have any effect on our financial position, results of operations or liquidity upon adoption.

     We are adopting SFAS 143 in the first quarter of 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS 143 requires us to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset. Uncertainties as to the probability, timing or cash flows associated with an asset retirement obligation affect our estimate of fair value.

     We have determined that certain asset retirement obligations exist. However, we are unable to estimate the fair value of those obligations because the probability, timing or cash flows associated with the obligations are indeterminable. We do not believe that these obligations, when incurred, will have a material adverse impact on our financial position, results of operations or liquidity.

     Historically, we have included an estimated cost of dismantling and removing plant from service upon retirement. This practice is currently required by regulators in the jurisdictions in which we operate. As a result, though we are still assessing the impact of SFAS 143 on our rate-regulated depreciation methodology, we do not believe any such impact will affect our results of operations. However, if we are required to remove accrued dismantling and removal costs from accumulated depreciation, where they are currently embedded, our asset and liability balances could be materially increased.

     On January 1, 2002, we adopted SFAS 144. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations

- Reporting the Effects of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 did not have any effect on our financial position, results of operations or liquidity for 2002.

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires an entity to recognize, and measure at fair value, a liability for a cost associated with an exit or disposal activity in the period in which the liability is incurred and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     During 2002, we adopted the provisions of EITF 02-3 that required revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to adopting EITF 02-3 and the rescission of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," our accounting practice was to present all settled energy purchase or sale contracts within our power risk management program on a gross basis in Operating Revenues - Electric and in Operating Expenses - Fuel and Purchased Power. This meant that revenues were recorded for the notional amount of the power sale contracts with a corresponding charge to income for the costs of the energy that was generated, or for the notional amount of a purchased power contract.

     In October 2002, the EITF reached a consensus to rescind EITF No. 98-10. The effective date for the full rescission of EITF 98-10 was for fiscal periods beginning after December 15, 2002, with early adoption permitted. In addition, the EITF reached a consensus in October 2002 that all SFAS 133 trading derivatives (subsequent to the rescission of EITF 98-10) should be shown net in the income statement, whether or not physically settled. This consensus applies to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. We have adopted and applied this guidance to 2002 and 2001 which had no impact on previously reported earnings or stockholder's equity. The adoption of EITF 02-3, the rescission of EITF 98-10 and the related transition guidance did not result in the netting of energy contracts and did not have an impact on earnings. For the years ended December 31, 2002 and 2001 our trading activities were not considered derivatives and therefore, were not netted.


NOTE 2 - Rate and Regulatory Matters

Illinois Electric

     In 2002, all of our Illinois residential, commercial and industrial customers had choice in electric suppliers.

     As a provision of the legislation related to the restructuring of the Illinois electric industry (the Illinois Law), a rate freeze is in effect through January 1, 2007. As a result of this extension through January 1, 2007, we expect to seek to renew or extend the Power Supply Agreement between us and Marketing Company through the same period. A renewal or extension of the Power Supply Agreement will depend on compliance with regulatory requirements in effect at the time, and we cannot predict whether we will be successful in securing a renewal or extension of this agreement.

     In October 2002, we and AmerenUE filed with the ICC a proposal to suspend collection of transition charges associated with the Illinois Law for the period commencing June 2003 until at least June 2005. The Illinois Law allows a utility to collect transition charges from customers that elect to move from bundled retail rates to market-based rates. Utilities have the right to collect transition charges throughout the transition period that ends January 1, 2007. The suspension of collection of transition charges is not expected to have a material impact on either AmerenUE or us.

     Under the Illinois Law, we were subject to a residential electric rate decrease of up to 5% in 2002 to the extent our rates exceeded the Midwest utility average. In 2002, 2001 and 2000 our Illinois electric rates were below the Midwest utility average and therefore were not subject to any electric rate decrease due to this provision of the Illinois Law.

     The Illinois Law also contains a provision requiring that one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2006 to be refunded to our customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5% of the two-year average of an Index, as defined in the Illinois Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the 30-year U.S. Treasury bonds, plus prescribed percentages ranging from 4% to 7%. Our average rate of return on common equity for the two year average at December 31, 2002 was 6% as compared to the average index of 12.6%. No refunds are expected to be required for the period April 1, 2002 through March 31, 2003. No refunds were required for the periods April 1, 2001 through May 31, 2002, or April 1, 2000 through March 31, 2001.

     In accordance with another provision of the Illinois Law, on May 1, 2000, following the receipt of all required state and federal regulatory approvals, we transferred our electric generating assets and liabilities, at historical net book value, to Generating Company in exchange for a promissory note from Generating Company in the principal amount of $552 million. As of December 31, 2002, $419 million (2001 - $462 million) of the promissory note was outstanding including the current portion of $46 million (2001 - $43 million). The promissory note bears interest at 7% and has a term of five years payable based on a 10-year amortization. The transferred assets represented generating capacity of approximately 2,900 megawatts. Approximately 45% of our employees were transferred to Generating Company as a part of the transaction. The significant components of the net assets transferred are as follows:

======================================================

Cash                                         $  6
Other receivable - intercompany                26
Material and supplies                          54
Other current assets                            6
Property and plant, net                       635
------------------------------------------------------

Total assets transferred                     $727
------------------------------------------------------


Accounts payable                             $  6
Other current liabilities                       3
Other deferred credits                          2
Deferred investment tax credits                20
Deferred tax liabilities, net                 144
-------------------------------------------------------

Total liabilities transferred                $175
-------------------------------------------------------


Net assets transferred                       $552
=======================================================

     In conjunction with the Transfer, an electric power supply agreement was entered into between Generating Company and its non-regulated affiliate, Marketing Company (Generating-Marketing Agreement), both wholly-owned subsidiaries of Resources Company. Subsequently, Marketing Company entered into the Power Supply Agreement with our company to supply us sufficient energy and capacity to meet our obligations as a public utility through December 31, 2004. The Power Supply Agreement and the Generating-Marketing Agreement may be terminated upon at least one year's notice given by either party, but in no event can either agreement be terminated prior to December 31, 2004. As a result of the extension through January 1, 2007 of the electric rate freeze related to the Illinois Law, we expect to seek to renew or extend the Power Supply Agreement through the same period. A renewal or extension of the Power Supply Agreement will depend on compliance with regulatory requirements in effect at the time, and we cannot predict whether we will be successful in securing a renewal or extension of this agreement. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to us for resale to our native load customers at rates specified by the ICC, which approximate the historical regulatory rates for generation, or to retail customers allowed choice of an electric supplier under state law at market-based prices. We are obligated to pay a capacity charge per megawatt hour per year to Marketing Company or the greater of our forecasted peak demand or actual demand plus sales at market-based rates. We are also subject to energy charges per megawatt hour for all energy sales other than sales at market-based rates. Charges are paid monthly. There are no production payments linked to initial issuance or refinancing of debt. Due to the Generating-Marketing Agreement, Generating Company bears the operating risks, including plant performance, operations, maintenance, efficiency, employee retention and other matters. There are no guarantees, bargain purchase options or other terms that may convey to us the right to use the property, plant and equipment of Generating Company.

Through the Power Supply Agreement, we purchased $392 million of power for the year ended December 31, 2002 (2001 - $413 million; 2000 - $313 million).

     As a result of the Transfer and the Power Supply Agreement, our operating revenues subsequent to May 1, 2000 only include revenues and expenses associated with our transmission and distribution operations. In addition, sales under certain wholesale contracts and interchange sales will no longer be reflected in our operating revenues after May 1, 2000.

     As a result of the Transfer, we incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At December 31, 2002, our deferred tax liability and intercompany tax receivable was $175 million (2001 - $195 million), including the current portion of $13 million (2001 - $18 million).

     Our intercompany note receivable from Generating Company related to the Transfer totaled approximately $419 million (2001 - $462 million), including the current portion of $46 million (2001 - $43 million) at December 31, 2002. Intercompany interest income for the year ended December 31, 2002, totaled approximately $31 million (2001- $37 million; 2000 - $27 million).

Federal - Electric Transmission

Regional Transmission Organization

     In December 1999, the FERC issued Order 2000 requiring all utilities, subject to FERC jurisdiction, to state their intentions for joining a regional transmission organization (RTO). RTOs are independent organizations that will functionally control the transmission assets of utilities and are designed to improve the wholesale power market. Beginning in January 2001, we and AmerenUE, along with several other utilities, sought approval from the FERC to participate in an RTO known as the Alliance RTO. We had previously been a member of the Midwest Independent System Operator (Midwest ISO) and recorded a pretax charge to earnings in 2000 of $8 million ($5 million, net of taxes) for an exit fee and other costs when we left that organization. We believed the for-profit Alliance RTO business model was superior to the not-for-profit Midwest ISO business model and provided us with a more equitable return on our transmission assets.

     In late 2001, the FERC issued an order that rejected the formation of the Alliance RTO and ordered the Alliance RTO companies and the Midwest ISO to discuss how the Alliance RTO business model could be accommodated within the Midwest ISO. In April 2002, after the Alliance RTO and Midwest ISO failed to reach an agreement, and after a series of filings by the two parties with the FERC, the FERC issued a declaratory order setting forth the division of responsibilities between the Midwest ISO and National Grid (the managing member of the transmission company formed by the Alliance companies) and approved the rate design and the revenue distribution methodology proposed by the Alliance companies. However, the FERC denied a request by the Alliance companies and National Grid to purchase certain services from the Midwest ISO at incremental cost rather than Midwest ISO's full tariff rates. The FERC also ordered the Midwest ISO to return the exit fee paid by us and AmerenUE to leave the Midwest ISO, provided we and AmerenUE return to the Midwest ISO and agree to pay our proportional share of the startup and ongoing operational expenses of the Midwest ISO. Moreover, the FERC required the Alliance companies to select the RTO in which they will participate within thirty days of the order.

     Following the April 2002 FERC order, we and AmerenUE have made filings with the FERC indicating that we would return to the Midwest ISO through a new independent transmission company, GridAmerica LLC, that was agreed to be formed by us and AmerenUE, along with subsidiaries of FirstEnergy Corporation and NiSource Inc. Upon receipt of final FERC approval the definitive agreements establishing GridAmerica, a subsidiary of National Grid will serve as the managing member of GridAmerica and will manage the transmission assets of the three companies and participate in the Midwest ISO on behalf of GridAmerica.
Other  Alliance  RTO  companies  announced  their  intentions  to  join  the PJM
Interconnection LLC (PJM) RTO. On July 25, 2002, the Ameren companies filed a motion with the FERC requesting that it condition the approval of the choices of other Illinois utilities to join the PJM RTO on Midwest ISO and PJM entering into an agreement addressing important reliability and rate-barrier issues. On July 31, 2002, the FERC issued an order accepting the formation of GridAmerica as an independent transmission company under the Midwest ISO subject to further compliance filings ordered by the FERC. The FERC also issued an order accepting the elections made by the other Illinois utilities to join the PJM RTO on the condition PJM and Midwest ISO immediately begin a process to address the reliability and rate-barrier issues raised by us and other market participants in previous filings.

     The compliance filing to facilitate the formation and operation of GridAmerica as an independent transmission company within the Midwest ISO, as contemplated in the July 31, 2002 order of the FERC, was conditionally accepted by the FERC in an order issued December 19, 2002. In the order, the FERC approved the return of the $6 million exit fee paid by us to leave the Midwest ISO with interest once GridAmerica becomes operational. The FERC also approved, subject to further filings, reimbursement of $36 million to the GridAmerica companies for expenses incurred to form the Alliance RTO. GridAmerica is scheduled to become operational in spring 2003.

     Until the reliability and rate-barrier issues are resolved as ordered by the FERC, and the tariffs and other material terms of our participation in GridAmerica, and GridAmerica's participation in the Midwest ISO, are finalized and approved by the FERC, we are unable to predict the impact that on-going RTO developments will have on our financial condition, results of operations or liquidity.

Standard Market Design Notice of Proposed Rulemaking (NOPR)

     On July 31, 2002, the FERC issued a Standard Market Design NOPR. The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR calls for all jurisdictional transmission facilities to be placed under the control of an independent transmission provider (similar to an RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system, including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. On November 15, 2002, we filed our initial comments on the NOPR with the FERC expressing our concern with the potential impact of the proposed rules in their current form on the cost and reliability of service to retail customers. We also proposed that certain modifications be made to the proposed rules in order to protect transmission owners from the possibility of trapped transmission costs that might not be recoverable from ratepayers as a result of inconsistent regulatory policies. We filed additional comments on the remaining sections of the NOPR during the first quarter of 2003. Until the FERC issues a final rule, management is unable to predict the ultimate impact on our future financial position, results of operations or liquidity.

Illinois Gas

     In November 2002, we filed a request with the ICC to increase rates for gas service by approximately $16 million annually. The ICC has until October 2003 to render a decision on this request.


NOTE 3 - Related Party Transactions

     We have transactions in the normal course of business with Ameren and its other subsidiaries. These transactions are primarily comprised of power purchases and sales, as well as other services received or rendered. Intercompany power purchases under the Power Supply Agreement and from EEI, an affiliate, totaled $418 million for the year ended December 31, 2002 (2001 - $433 million; 2000 - $331 million). See Note 2 - Rate and Regulatory Matters for more information about the Power Supply Agreement.

     We have the ability to borrow from Ameren and AmerenUE, through a utility money pool agreement. Ameren Services administers the utility money pool and tracks internal and external funds separately. Internal funds are surplus funds contributed to the money pool from participants. The primary source of external funds for the utility money pool at December 31, 2002 was AmerenUE's commercial paper program. Through the utility money pool, we can access committed credit facilities at Ameren and AmerenUE which totaled $680 million at December 31, 2002. These facilities are in addition to our own $15 million in committed credit facilities. The total amount available to us at any given time from the utility money pool is reduced by the amount of borrowings by our affiliates but increased to the extent Ameren, AmerenUE or Ameren Services have surplus funds and the availability of other external borrowing sources. Surplus funds providing additional liquidity available to us through the utility money pool totaled $628 million at December 31, 2002, of which approximately $500 million was used by Ameren for the acquisition of CILCORP and Medina Valley in early 2003. The availability of funds is also determined by funding requirements and limits established by the PUHCA. We, along with AmerenUE and Ameren Services, rely on the utility money pool to coordinate and provide for certain short-term cash and working capital requirements. Borrowers receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the utility money pool. The average interest rate for the utility money pool for the year ended December 31, 2002 was 1.68% (2001 - 3.95%). Based on outstanding commercial paper as of

December 31, 2002, we had the ability to borrow up to $445 million through the utility money pool, which was in addition to available cash balances at Ameren. At December 31, 2002, we had $16 million in intercompany receivables outstanding (December 31, 2001 - $24 million) through the utility money pool.

     Subject to the receipt of regulatory approval, which is being pursued, AmerenCILCO will participate in Ameren's utility money pool arrangement. At December 31, 2002, CILCO had committed credit facilities, expiring at various dates during 2003, totaling $60 million.

     Support services provided by Ameren Services, including wages, employee benefits and professional services, are based on actual costs incurred. For the year ended December 31, 2002, support services provided by Ameren Services included in Operating Expenses - Other Operations and Maintenance totaled $61 million (2001 - $54 million; 2000 - $52 million).

     As of December 31, 2002, intercompany receivables included in Miscellaneous Accounts and Notes Receivable were approximately $28 million (2001 - $38 million). As of December 31, 2002, intercompany payables included in Accounts and Wages Payables totaled approximately $63 million (2001 - $87 million).

     We incurred a deferred intercompany tax gain, which resulted in an additional deferred tax liability when we transferred our electric generating assets and liabilities at historical net book value to Generating Company in May 2000. An intercompany tax receivable with Generating Company was established for the deferred tax liability. This asset and liability will be amortized over twenty years. At December 31, 2002, our deferred tax liability and intercompany tax receivable was $175 million (2001 - $195 million), including the current portion of $13 million (2001 - $18 million).

     Our intercompany note receivable from Generating Company was approximately $419 million (2001 - $462 million) including the current portion of $46 million (2001 - $43 million) as of December 31, 2002. Our intercompany interest income recorded in Miscellaneous Income was approximately $31 million for the year ended December 31, 2002 (2001 - $37 million; 2000 - $27 million).

NOTE 4 - Property and Plant, Net

At December 31, 2002 and 2001, property and plant, net consisted of the following:

================================================================================
                                                       2002              2001
--------------------------------------------------------------------------------
Property and plant, at original cost:
  Electric                                           $1,248            $1,219
  Gas                                                   290               280
  Other                                                  15                 5
--------------------------------------------------------------------------------
                                                     $1,553            $1,504
   Less accumulated depreciation and amortization       732               693
--------------------------------------------------------------------------------
                                                        821               811
Construction work in progress:
  Other                                                  14                11
--------------------------------------------------------------------------------
Property and plant, net                               $ 835              $822
================================================================================

NOTE 5 - Preferred Stock

     At December 31, 2002 and 2001, we had 4.6 million shares of authorized preferred stock. There were 2 million shares of cumulative preferred and 2.6 million shares of preferred without par value (aggregate stated value not to exceed $65 million) authorized.

     Outstanding preferred stock is entitled to cumulative dividends and is redeemable, at the option of the issuer, at the prices shown in the following table as of December 31, 2002 and 2001:

================================================================================

Preferred stock not subject to
mandatory redemption:(a)

                                   Redemption Price
         Shares                      (per share)           2002             2001
--------------------------------------------------------------------------------
With par value of $100 per share -
4.00% Series 150,000                  $101.00              $15              $15
4.25% Series  50,000                   102.00                5                5
4.90% Series  75,000                   102.00                8                8
4.92% Series  50,000                   103.50                5                5
5.16% Series  50,000                   102.00                5                5
1993 Auction  300,000                  100.00(b)            30               30
6.625% Series 125,000                  100.00               12               12
--------------------------------------------------------------------------------
Total preferred stock outstanding not
subject to mandatory  redemption                           $80              $80
================================================================================
(a) Generally, for the issuance of additional preferred stock, earnings coverage of one and one-half times annual interest charges and preferred stock dividends is required under our Articles of Incorporation. At December 31, 2002, we had and expect to continue to have adequate coverage ratios for anticipated requirements.
(b) Dividend rates, and the periods during which such rates apply, vary depending on our selection of certain defined dividend period lengths. The average dividend rate during 2002 was 2.35%.


NOTE 6 - Short-Term Borrowings

     Short-term borrowings typically consist of borrowings under Ameren's utility money pool agreement but, from time to time, may also consist of commercial paper and bank loans (maturities generally within 1 to 45 days). We had committed bank lines of credit totaling $15 million at December 31, 2002. At December 31, 2002, we had no outstanding short-term borrowings.

     At December 31, 2002, Ameren had committed credit facilities, expiring at various dates between 2003 and 2005, totaling $695 million. This amount includes $15 million of our committed bank lines of credit and $680 million of committed credit facilities at Ameren and AmerenUE. We access these combined facilities through Ameren's utility money pool arrangement. AmerenUE and Ameren Services may also borrow under this arrangement. These committed credit facilities are also used to support AmerenUE's commercial paper program under which $250 million was outstanding at December 31, 2002. Based on commercial paper outstanding at December 21, 2002, $445 million was unused and available under these committed credit facilities and available to us through the utility money pool. See Note 3 - Related Party Transactions for further information regarding the utility money pool.

     Subject to the receipt of regulatory approval, which is being pursued, AmerenCILCO will participate in Ameren's utility money pool arrangement. At December 31, 2002, CILCO had committed credit facilities, expiring at various dates during 2003, totally $60 million.

     Certain of our and Ameren's financing arrangements contain provisions which, among other things, limit our ability to encumber or sell assets, merge with other entities or permit to exist restrictions on our ability to pay dividends or make other payments to affiliates. Ameren's credit agreements contain a covenant which requires Ameren, AmerenUE and us to maintain a ratio of total indebtedness to total capital of 60% or less. Certain of these arrangements contain material adverse change clauses which could limit our ability to borrow under such facilities or to access borrowing under these facilities through the utility money pool. In addition, Ameren's credit agreements contain indebtedness cross default provisions which could trigger a default under these facilities in the event any subsidiary of Ameren (subject to definition in the underlying credit agreements) other than certain project finance subsidiaries defaults in indebtedness in excess of $50 million. None of our, Ameren's or AmerenUE's financing arrangements contains credit rating triggers with the exception of certain ratings triggers within AmerenCILCO's financing arrangements.

     Most of Ameren's and its subsidiaries' committed credit facilities include provisions related to the funded status of Ameren's pension plan. These provisions either require Ameren to meet minimum ERISA funding requirements or limit the unfunded liability status of the plan. Under the most restrictive of these provisions impacting Ameren's facilities totaling $400 million, an event of default will result if the unfunded liability status (as defined in the underlying credit agreements) of Ameren's pension plan exceeds $300 million in the aggregate. Based on the most recent valuation report available to Ameren at December 31, 2002, which was based on January 2002 asset and liability valuations, the unfunded liability status (as defined) was $31 million. While an updated valuation report will not be available until the second half of 2003, Ameren believes that the unfunded liability status of its pension plans (as defined) could exceed $300 million based on the investment performance of the pension plan assets and interest rate changes since January 1, 2002. As a result, Ameren may need to renegotiate the facility provisions, terminate or replace the affected facilities, or fund any unfunded liability shortfall. Should Ameren elect to terminate these facilities, we believe we would otherwise have sufficient liquidity to manage our short-term funding requirements.

     At December 31, 2002, Ameren and its subsidiaries, including us, were in compliance with all such provisions.


NOTE 7 - Long-Term Debt

     The following table summarizes our long-term debt outstanding at December 31, 2002 and 2001:

================================================================================
                                                          2002            2001
--------------------------------------------------------------------------------
First mortgage bonds (a)
--------------------------------------------------------------------------------
   6 3/4% Series Y paid in 2002                         $  -              $ 23
   6.94% Series 97-1 paid in 2002                          -                 5
   6.96% Series 97-1 paid in 2002                          -                 5
   6 3/8% Series Z due 2003                               40                40
   6.99% Series 97-1 due 2003                              5                 5
   6.49% Series 95-1 due 2005                             20                20
   7.05% Series 97-2 due 2006                             20                20
   7 1/2% Series X due 2007                               50                50
   5.375% Series due 2008                                 15                15
   6.625% Series due 2011                                150               150
   7.61% 1997 Series due 2017                             40                40
   6.125% Series due 2028                                 60                60
--------------------------------------------------------------------------------
                                                         400               433
--------------------------------------------------------------------------------
Pollution control revenue bonds
--------------------------------------------------------------------------------
      2000 Series A 5.5% due 2014 (b)                     51                51
      1993 Series C-1 5.95% due 2026 (b)                  35                35
      1993 Series C-2  5.70% due 2026                     25                25
      1993 Series A 6 3/8% due 2028                       35                35
      1993 Series B-1 5% due 2028 (b)                     17                17
      1993 Series B-2 5.90% due 2028                      18                18
--------------------------------------------------------------------------------
                                                         181               181
--------------------------------------------------------------------------------
Unamortized discount and premium on debt                  (2)               (2)
--------------------------------------------------------------------------------
Maturities due within one year                           (45)              (33)
--------------------------------------------------------------------------------
Total long-term debt                                    $534              $579
================================================================================

(a) At December 31, 2002, a majority of the property and plant was mortgaged under, and subject to the lien of, the indenture pursuant to which the bonds were issued. Our first mortgage bond indenture contains provisions that restrict the issuance of additional bonds. These provisions restrict future first mortgage bond issuance to 60% of unused net bondable property and previously retired bonds. In addition, net earnings must be at least twice that of first mortgage bond interest to be able to issue additional bonds under the indenture. Our indenture also requires a certain level of maintenance capital expenditures. At December 31, 2002, we were in compliance with all such provisions.
(b) Variable rate tax-exempt pollution control indebtedness that was converted to long-term fixed rates.

The following table summarizes maturities of long-term debt at December 31, 2002:

==================================================

--------------------------------------------------
           2003                               $45
           2004                                 -
           2005                                20
           2006                                20
           2007                                50
        Thereafter                            446
==================================================
   Total                                     $581
==================================================

     In July 2002, Ameren entered into new committed credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of commercial paper programs. We may access these new credit facilities through the utility money pool. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced AmerenUE's former $300 million revolving credit facility.

     In May 2001, a shelf registration statement filed by us with the SEC on Form S-3 was declared effective. This registration statement enables us to offer from time to time senior notes in one or more series with an offering price not to exceed $250 million. In June 2001, we issued $150 million of senior secured notes due June 2011 with an interest rate of 6.625%. Until the release date as described in the senior secured note indenture, the senior secured notes will be secured by our related series of first mortgage bonds. The proceeds of these senior secured notes were used to repay short-term debt and first mortgage bonds maturing in June 2001. At December 31, 2002, the amount remaining on the shelf registration statement was $100 million.

     In December 2001, the interest rate mode on our three series of variable rate tax-exempt pollution control indebtedness totaling $104 million was converted to fixed rates ranging from 5% to 5.95% with maturities through 2028.

     We expect to fund maturities of long-term debt and contractual obligations through a combination of cash flow from operations and funds received under the Generating Company note receivable.

     At December 31, 2002, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements. We do not expect to engage in any significant off-balance sheet financing arrangements in the near future.

     Amortization of debt issuance costs and any premium or discounts of $1 million for the year ended 2002 (2001 - $1 million; 2000 - $3 million) were included in interest expense in the income statement.


NOTE 8 - Voluntary Retirement Charges

     Voluntary retirement charges were $14 million ($9 million, net of taxes).

     In December 2002, approximately 550 Ameren employees, which included approximately 70 of our employees and additional employees providing support functions to us through Ameren Services, accepted a voluntary retirement program that was offered to approximately 1,000 of Ameren's 7,400 employees. Eligible employees had to be age 50 or over, regular, full-time employees and have at least 10 years of service with Ameren. While we expect to realize significant long-term savings as a result of this program, we incurred a pretax charge of $14 million ($9 million, net of taxes) in December 2002 related to the voluntary retirement program. These costs consisted primarily of special termination benefits associated with Ameren's pension and post-retirement benefit plans.

NOTE 9 - Miscellaneous, Net

     Miscellaneous, net for the years ended December 31, 2002, 2001 and 2000 consisted of the following:

================================================================================
                                          2002              2001           2000
--------------------------------------------------------------------------------

Miscellaneous income:
   Interest and dividend income            $31               $37            $26
   Equity in earnings of subsidiary          1                 2              2
   Contribution in aid of construction       -                 4              -
   Other                                     1                 1              1
--------------------------------------------------------------------------------
Total miscellaneous income                 $33               $44            $29
--------------------------------------------------------------------------------


Miscellaneous expense:
   Other                                   $(2)              $(1)           $(1)
--------------------------------------------------------------------------------
Total miscellaneous expense                $31               $43            $28
================================================================================


NOTE 10 - Income Taxes

     Total income tax expense for 2002 resulted in an effective tax rate of 39% on earnings before income taxes (38% in 2001 and 36% in 2000).

     Principal reasons such rates differ from the statutory federal rate for the years ended December 31, 2002, 2001 and 2000 were as follows:

================================================================================
                                          2002              2001           2000
--------------------------------------------------------------------------------
Statutory federal income tax rate          35%               35%            35%
Increases (decreases) from:
  Depreciation differences                   1                -             (2)
  Amortization of investment tax credit     (3)              (1)            (1)
  State income tax                           6                5              4
  Other                                      -               (1)             -
--------------------------------------------------------------------------------
Effective income tax rate                  39%               38%            36%
================================================================================

     Components of income tax expense for the years ended December 31, 2002, 2001 and 2000 were as follows:

================================================================================
                                          2002              2001           2000
--------------------------------------------------------------------------------
Taxes currently payable (principally
  federal):
Included in operating expenses             $21               $44            $42
Included in other income                    12                 1              -
--------------------------------------------------------------------------------
                                            33                45             42
--------------------------------------------------------------------------------

Deferred taxes (principally federal):
Included in operating expenses--
     Depreciation differences              (13)              (19)           (13)
     Other                                  (2)                2             16
--------------------------------------------------------------------------------
                                           (15)              (17)             3
--------------------------------------------------------------------------------

Deferred investment tax credits,
  amortization
Included in operating expenses              (1)               (1)            (1)
--------------------------------------------------------------------------------
Total income tax expense                   $17               $27           $ 44
================================================================================

     In accordance with SFAS 109, "Accounting for Income Taxes," a regulatory asset, representing the probable recovery from customers of future income taxes, which is expected to occur when temporary differences reverse, was recorded along with a corresponding deferred tax liability. Also, a regulatory liability, recognizing the lower expected revenue resulting from reduced income taxes associated with amortizing accumulated deferred investment tax credits was recorded. Investment tax credits have been deferred and will continue to be credited to income over the lives of the related property.

     We adjust our deferred tax liabilities for changes enacted in tax laws or rates. Recognizing that regulators will probably reduce future revenues for deferred tax liabilities initially recorded at rates in excess of the current statutory rate, reductions in the deferred tax liability were credited to the regulatory liability.

     Temporary differences gave rise to the following deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001:

--------------------------------------------------------------------------------
                                                         2002              2001
--------------------------------------------------------------------------------
Accumulated deferred income taxes:
  Accelerated depreciation                              $ 105             $  88
  Capitalized taxes and expenses                           58                62
  Regulatory liabilities, net                             (15)              (33)
  Prepayments                                              (9)               (6)
  Deferred benefit costs                                   (1)               (8)
  Deferred intercompany tax gain                          153               172
  Accumulated other comprehensive income                   (9)                -
--------------------------------------------------------------------------------
Total net accumulated deferred income tax liabilities   $ 282             $ 275
================================================================================


NOTE 11 - Retirement Benefits

     Ameren has defined benefit and post-retirement plans covering substantially all of our employees.

Pension

     Pension benefits are based on the employees' years of service and compensation. Ameren's plans are funded in compliance with income tax regulations and federal funding requirements. We, along with other subsidiaries of Ameren, are a participant in Ameren's plans and are responsible for our proportional share of the costs. Our share of the pension costs for 2002 was $3 million (2001- $0.6 million; 2000 - $1 million) of which approximately 24% (2001
- 20%; 2000 - 23%) were charged to construction accounts.

     Ameren made cash contributions totaling $31 million to Ameren's defined benefit retirement plans during 2002. Our share of the cash contribution made in 2002 was approximately $4 million, which included our portion related to Ameren Services. At December 31, 2002, Ameren recorded a minimum pension liability of $102 million, net of taxes, which resulted in a charge to Accumulated Other Comprehensive Income (OCI) and a reduction in stockholders' equity. Our share of the minimum pension liability was approximately $13 million, net of taxes. Based on the performance of plan assets through December 31, 2002, Ameren expects to be required under the Employee Retirement Income Security Act of 1974 to fund $150 million to $175 million annually in 2005, 2006 and 2007 in order to maintain minimum funding levels. In addition, Ameren estimates the pension funding for CILCORP to be less than $1 million in 2003 and approximately $5 million in 2004. We expect our share of the funding in 2005, 2006 and 2007 to be $21 million to $24 million annually, which includes our share related to employees of Ameren Services. These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in government regulations. At December 31, 2002, Ameren's Net Benefit Obligation was $1,587 million and its Fair Value of Plan Assets was $1,059 million.

     Ameren's assumptions for actuarial present value of projected benefit obligations during 2002, 2001 and 2000 were as follows:

================================================================================
                                       2002            2001             2000
--------------------------------------------------------------------------------
Discount rate at measurement date      6.75%           7.25%            7.50%
Expected return on plan assets         8.50%           8.50%            8.50%
Increase in future compensation        3.75%           4.25%            4.50%
================================================================================

Post-Retirement

     Ameren's funding policy for post-retirement benefits is to annually fund the Voluntary Employee Beneficiary Association trusts (VEBA) with the lesser of net periodic cost or the amount deductible for federal income tax purposes. We, along with other subsidiaries of Ameren, are a participant in the VEBA, which covers substantially all of our employees, and are responsible for our proportional share of the costs. Our share of the post-retirement benefit costs for 2002 was $12 million (2001- $10 million; 2000 - $5 million) of which approximately 27% (2001 - 20%) were charged to construction accounts. The ICC allows the recovery of post-retirement benefit costs in rates to the extent that such costs are funded.

     Ameren's assumptions for the post-retirement benefit plan obligation measurements for the years ended December 31, 2002, 2001 and 2000 were as follows:

================================================================================
                                       2002             2001            2000
--------------------------------------------------------------------------------
Discount rate at measurement date     6.75%            7.25%            7.50%
Expected return on plan assets        8.50%            8.50%            8.50%
Medical cost trend rate (initial)    10.00%            5.25%            5.00%
Medical cost trend rate (ultimate)    5.25%            5.25%            5.00%
================================================================================

NOTE 12 - Commitments and Contingencies

     As a result of issues generated in the course of daily business, we are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings except as otherwise disclosed in this report and Notes to our Financial Statements, will not have an adverse material effect on our financial position, results of operations or liquidity.

Capital Expenditures

     We estimate our capital expenditures over the next five years will be approximately $170 million, including allowance for funds used during construction and capitalized interest. This estimate includes capital expenditures for transmission and distribution related activities.

     Our capital program is subject to periodic review and revision, and actual capital costs may vary from the above estimate because of numerous factors. These factors include changes in business conditions, revised load growth estimates, changes in environmental regulations, increasing costs of labor, equipment, and materials, and cost of capital.

Fuel Purchase Commitments

     We have existing contracts with pipeline and natural gas suppliers to provide, transport and store natural gas for distribution. Gas-related contract cost commitments are approximately $40 million for 2003, $23 million for 2004, $22 million for 2005, $7 million for 2006 and $1 million for 2007.

Leases

     We lease various facilities, office equipment and operating equipment under operating leases. As of December 31, 2002, rental expense, included in Other Operations and Maintenance expenses, totaled approximately $10 million (2001 - $9 million; 2000 - $5 million).

Environmental Matters

     We are subject to various environmental regulations by federal, state, and local authorities. From the beginning phases of siting and development, to the ongoing operation of existing or new electric transmission and distribution facilities, our activities involve compliance with diverse laws and regulations that address emissions and impacts to air and water, special, protected, and cultural resources (such as wetlands, endangered species, and archeological/historical resources), chemical and waste handling, and noise impacts. Our activities require complex and often lengthy processes to obtain approvals, permits, or licenses for new, existing, or modified facilities.

Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires preparation of release prevention plans and emergency response procedures. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or their operations, as required. The more significant matters are discussed below.

Remediation

     We are involved in a number of remediation actions to clean up hazardous waste sites as required by federal and state law. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal, or ownership of a disposal site. We have been identified by the federal or state governments as a potentially responsible party at several contaminated sites. As part of the Transfer, we have contractually agreed to indemnify Generating Company for remediation costs associated with pre-existing environmental contamination at the sites of our former coal plants.

     We own or are otherwise  responsible for 13 former  manufactured  gas plant
(MGP) sites in Illinois. The ICC permits the recovery of remediation and litigation costs associated with certain former MGP sites located in Illinois from our Illinois electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently and properly incurred and are subject to annual reconciliation review by the ICC. Through December 31, 2002, the total costs deferred, net of recoveries from insurers and environmental adjustment rate riders, were $26 million.

     On July 30, 2002, the Illinois Attorney General's Office advised us that it would be commencing an enforcement action concerning an inactive waste disposal site near Coffeen, Illinois, which is the location of a disposal facility permitted by the IEPA to receive fly ash from Generating Company's Coffeen power plant. The Illinois Attorney General also notified the disposal facility's current and former owners as to the proposed enforcement action. The Attorney General advised that it may initiate an action under CERCLA to recover past costs incurred at the site ($.3 million) and to obtain a declaratory judgment as to liability for future costs. Neither Generating Company, nor us, the prior owner of the Coffeen power plant, owned or operated the disposal facility. We believe that this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

     In addition, our operations, or that of our predecessor companies, involve the use, disposal and, in appropriate circumstances, the cleanup of substances regulated under environmental protection laws. We are unable to determine the impact these actions may have on our financial position, results of operations or liquidity.

Labor Agreements

     Certain of our employees are represented by the International Brotherhood of Electrical Workers (IBEW). These employees comprise approximately 70% of our workforce. Labor agreements covering substantially all employees represented by the IBEW expire by June 2003. We cannot predict what issues may be raised by the collective bargaining units and, if raised, whether negotiations concerning such issues will be successfully concluded.

Asbestos-Related Litigation

     We, along with Ameren and AmerenUE, have been named, along with numerous other parties, in a number of lawsuits which have been filed by certain plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The number of total defendants named in each case is significant with as many as 110 parties named in a case to as few as six. However, the average number of parties is 54 in the cases that are currently pending.

     The claims filed against the Ameren companies allege injury from asbestos exposure during the plaintiffs' activities at the Ameren companies' electric generating plants (in the case of AmerenCIPS, our former plants, which are now owned by Generating Company). In each lawsuit, the plaintiff seeks unspecified damages in excess of $50,000, which typically would be shared among the named defendants. A total of 121 such lawsuits have been filed against the Ameren companies of which 45 are pending, 14 have been settled and 62 have been dismissed.

Regulation

     Regulatory changes enacted and being considered at the federal and state levels continue to change the structure of the utility industry and utility regulation, as well as encourage increased competition. At this time, we are unable to predict the impact of these changes on our future financial position, results of operations or liquidity. See Note 2 - Rate and Regulatory Matters for further information.


NOTE 13 - Fair Value of Financial Instruments

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

Long-Term Debt

     The fair value is estimated based on the quoted market prices for same or similar issues or on the current rates offered to us for debt of comparable maturities.

     Carrying amounts and estimated fair values of our financial instruments at December 31, 2002 and 2001 were as follows:

================================================================================
                                                   2002             2001
--------------------------------------------------------------------------------
                                            Carrying   Fair    Carrying  Fair
                                             Amount    Value    Amount   Value
--------------------------------------------------------------------------------
Long-term debt (including current portion)    $579     $625      $612     $621
Preferred stock                                 80       72        80       69
================================================================================

NOTE 14 - Segment Information

     Our business segments provide electric and gas service in portions of Illinois. The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Segment data includes a charge allocating costs of administrative support services to each of the segments. These costs are accumulated in a separate Ameren subsidiary, Ameren Services, which provides a variety of support services to us. We evaluate the performance of our segments and allocate resources to them, based on revenues and operating income.

     The table below summarizes information about the reported revenues and operating income of our company for the years ended December 31, 2002, 2001 and 2000:

================================================================================
                            Electric              Gas                 Total
--------------------------------------------------------------------------------
2002
--------------------------------------------------------------------------------
Revenues                     $ 661               $ 163               $ 824
Operating income                39                   8                  47
--------------------------------------------------------------------------------
2001
--------------------------------------------------------------------------------
Revenues                     $ 670               $ 170               $ 840
Operating income                36                   7                  43
--------------------------------------------------------------------------------
2000
--------------------------------------------------------------------------------
Revenues                    $  717              $  177               $ 894
Operating income                77                  14                  91
================================================================================

     Specified items included in segment profit/loss for the year ended December 31, 2002, 2001 and 2000:

================================================================================
                               Electric          Gas           Total
--------------------------------------------------------------------------------
2002
--------------------------------------------------------------------------------
Depreciation, depletion
  and amortization expense      $  43           $  8           $ 51
--------------------------------------------------------------------------------
2001
--------------------------------------------------------------------------------
Depreciation, depletion
  and amortization expense      $  41           $  8           $ 49
--------------------------------------------------------------------------------
2000
--------------------------------------------------------------------------------
Depreciation, depletion
  and amortization expense      $  53           $  8           $ 61
================================================================================

     Specified item related to segment assets as of December 31, 2002, 2001 and 2000:

================================================================================
                               Electric          Gas           Total
--------------------------------------------------------------------------------
2002
--------------------------------------------------------------------------------
Expenditures for additions
   to long-lived assets         $  48           $  9           $ 57
--------------------------------------------------------------------------------
2001
--------------------------------------------------------------------------------
Expenditures for additions
   to long-lived assets         $  41           $  9           $ 50
--------------------------------------------------------------------------------
2000
--------------------------------------------------------------------------------
Expenditures for additions
   to long-lived assets         $  35           $  6           $  41
================================================================================

Note 15 - Subsequent Event

     On January 31, 2003, after receipt of the necessary regulatory agency approvals and clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of Medina Valley which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. With the acquisition, Medina Valley became a wholly-owned subsidiary of Resources Company, and was renamed as AmerenEnergy Medina Valley Cogen (No. 4), LLC. The CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC financial statements will be included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates.

     Ameren acquired CILCORP to complement its existing Illinois gas and electric operations. The purchase includes CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

     The total purchase price was approximately $1.4 billion and included Ameren's assumption of CILCORP and Medina Valley debt and preferred stock at closing of approximately $900 million, with the balance of the purchase price of approximately $500 million paid with Ameren's cash on hand. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and in early 2003 of 6.325 million common shares.


SELECTED QUARTERLY INFORMATION  (Unaudited)
--------------------------------


================================================================================
                                                                         Net
                                                                   Income/(Loss)
Quarter Ended                          Operating         Net       Available for
                         Operating      Income/        Income/         Common
                         Revenues       (Loss)         (Loss)       Stockholder
--------------------------------------------------------------------------------
March 31, 2002            $ 215          $  3          $  2            $  1
March 31, 2001              261            11            11              10
June 30, 2002               187            11             8               7
June 30, 2001               170             9            10              10
September 30, 2002          224            27            24              23
September 30, 2001          229            24            25              24
December 31, 2002  (a)      198             6            (8)             (8)
December 31, 2001           180            (1)            -              (2)
================================================================================

(a) Amounts include voluntary retirement charges of $14 million ($9 million, net of taxes). See Note 8 - Voluntary Retirement Charges for further information.

Other impacts to quarterly earnings are due to the effect of weather on sales and other factors that are characteristic of public utility operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning directors required to be reported by this item is included under Item (1): Election of Directors in our 2003 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

     Information concerning executive officers required by this item is reported in Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

     Information required to be reported by this item is included under Executive Compensation in our 2003 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required to be reported by this item is included under Security Ownership in our 2003 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.

     We do not have any equity compensation plans under which our equity securities are authorized for issuance.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information  required to be  reported  by this item is included  under Item
(1): Election of Directors in our 2003 definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference.


ITEM 14.  CONTROLS AND PROCEDURES

     Within  90 days  prior  to the  date  of this  report,  we  carried  out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to AmerenCIPS, which is required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K.

     (A)  Financial Statements:

     (1) Financial Statements of Central Illinois Public Service Company which are required to be filed by Item 8 of this report.

                                                                                               Pages Herein
                                                                                               ------------

            Report of Independent Accountants...............................................         24
            Balance Sheet - December 31, 2002 and 2001......................................         25
            Statement of Income - Years Ended December 31, 2002, 2001, and 2000.............         26
            Statement of Cash Flows - Years Ended December 31, 2002, 2001, and 2000.........         27
            Statement of Common Stockholder's Equity -
            Years Ended December 31, 2002, 2001 and 2000....................................         28
            Notes to Financial Statements...................................................         29

     (2)  Financial Statement Schedule

          The following  schedule,  for the years ended December 31, 2002,  2001 and 2000, should be read in conjunction with the  aforementioned  financial state- ments (schedules not included have been omitted because they are not applicable  or the required data is shown in the  aforementioned  financial statements).


                                                                                               Pages Herein
                                                                                               ------------

 Report of  Independent  Accountants on Financial
     Statement Schedule.....................................................................         24

     Valuation and Qualifying Accounts (Schedule II)........................................         53


     (3)  Exhibits filed with this report are listed on the Exhibit Index.

     (B)  Reports on Form 8-K.

          We filed a report on Form 8-K dated November 27, 2002 regarding the filing of a request with the ICC for an increase in gas rates.

     (C)  Exhibits.

     Exhibit No.                        Description
     -----------                        -----------

     3.1(i) Restated Articles of Incorporation of Central Illinois Public Service Company d/b/a AmerenCIPS (AmerenCIPS) (March 31, 1994 Form 10-Q, Exhibit 3(b)).

     3.2(ii)   **   By-Laws of AmerenCIPS as amended effective January 21, 2003.

     4.1 Indenture of Mortgage or Deed of Trust dated October 1, 1941, from AmerenCIPS to Continental Illinois National Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees (U.S. Bank Trust National Association and Patrick
                    J. Crowley are successor Trustees) (Exhibit 2.01 in File No. 2-60232).

   Exhibit No.                        Description
   -----------                        -----------

     4.2 Supplemental Indentures dated, respectively September 1, 1947, January 1, 1949, February 1, 1952, September 1, 1952,
                    June 1,  1954,  February  1, 1958,  January 1, 1959,  May 1,
                    1963, May 1, 1964, June 1, 1965, May 1, 1967, April 1, 1970,
                    April 1, 1971, September 1, 1971, May 1, 1972, December 1, 1973, March 1, 1974, April 1, 1975, October 1, 1976,
                    November 1, 1976, October 1, 1978, August 1, 1979, February 1, 1980, February 1, 1986, May 15, 1992, July 1, 1992,
                    September 15, 1992,  April 1, 1993, June 1, 1995,  March 15,
                    1997,  June 1,  1997,  December  1,  1998 and  June 1,  2001
                    between AmerenCIPS and the Trustees under the Indenture of Mortgage or Deed of Trust referred to above as Exhibit 4.1 (Amended Exhibit 7(b) in File No. 2-7341; Second Amended
                    Exhibit 7.03 in File No. 2-7795; Second Amended Exhibit 4.07 in File No. 2-9353; Amended Exhibit 4.05 in file No. 2-9802; Amended Exhibit 4.02 in File No. 2-10944; Amended Exhibit
                    2.02 in File No. 2-13866; Amended Exhibit 2.02 in File No. 2-14656; Amended Exhibit 2.02 in File No.2-21345; Amended
                    Exhibit 2.02 in File No. 2-22326; Amended Exhibit 2.02 in File No. 2-23569; Amended Exhibit 2.02 in File No. 2-26284; Amended Exhibit 2.02 in File No. 2-36388; Amended Exhibit
                    2.02 in File No. 2-39587; Amended Exhibit 2.02 in File No. 2-41468; Amended Exhibit 2.02 in File No. 2-43912; Exhibit
                    2.03 in File No. 2-60232; Amended Exhibit 2.02 in File No. 2-50146; Amended Exhibit 2.02 in File No. 2-52886; Second Amended Exhibit 2.04 in File No. 2-57141; Amended Exhibit
                    2.04 in File No. 2-57557; Amended Exhibit 2.06 in File No. 2-62564; Exhibit 2.02(a) in File No. 2-65914; Amended
                    Exhibit  2.02(a) in File No.  2-66380;  and Amended  Exhibit
                    4.02 in File No. 33-3188; Exhibit 4.02 to Form 8-K dated May 15, 1992; Exhibit 4.02 to Form 8-K dated July 1, 1992;
                    Exhibit 4.02 to Form 8-K dated  September 15, 1992;  Exhibit
                    4.02 to Form 8-K dated March 30, 1993; Exhibit 4.03 to Form 8-K dated June 5, 1995; Exhibit 4.03 to Form 8-K dated March 15, 1997; Exhibit 4.03 to Form 8-K dated June 1, 1997;
                    Exhibit 4.2, in File No. 333-59438; and Exhibit 4.1 to June 30, 2001 Form 10-Q.)

     4.3 Indenture dated as of December 1, 1998 from AmerenCIPS to The Bank of New York relating to Senior Notes, 5.375% due 2008 and 6.125% due 2028 (File No. 333-59438, Exhibit 4.4).

    10.1          * Form of Director's Retirement Income Plan (1990 Form 10-K,
                    Exhibit 10.04).

    10.2          * Form of Excess Benefit Plan (1994 Form 10-K, Exhibit 10.10).

    10.3          * Amendment to Form of Excess Benefit Plan (1995 Form 10-K,
                    Exhibit 10.07).

    10.4          * Form of Special Executive Retirement Plan (1994 Form 10-K,
                    Exhibit 10.11).

    10.5          * Amendment to Form of Special Executive Retirement Plan (1995
                    Form 10-K, Exhibit 10.09).

    10.6          * Ameren Corporation (Ameren) Long-Term Incentive Plan of 1998
                    (Ameren's 1998 Form 10-K, Exhibit 10.1).

    10.7          * Ameren Change of Control Severance Plan (Ameren's 1998 Form
                    10-K, Exhibit 10.2).

    10.8          * Ameren Deferred Compensation Plan for Members of the Ameren
                    Leadership Team as amended and restated effective January 1, 2001 (Ameren's 2000 Form 10-K, Exhibit 10.1).

    10.9          * Ameren Deferred Compensation Plan for Members of the Board
                    of Directors (Ameren's 1998 Form 10-K, Exhibit 10.4).

    10.10         * Ameren Executive Incentive Compensation Program Elective
                    Deferral Provisions for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (Ameren's 2000 Form 10-K, Exhibit 10.2).

    10.11 Asset Transfer Agreement between AmerenEnergy Generating Company (Generating Company) and AmerenCIPS (June 30, 2000 Form 10-Q, Exhibit 10).

    10.12 Amended Electric Power Supply Agreement between Generating Company and AmerenEnergy Marketing Company (Marketing Co.) (File No. 333-56594, Exhibit 10.2).

     Exhibit No.                        Description
     -----------                        -----------

       10.13        2nd  Amended   Electric  Power  Supply   Agreement   between
                    Generating Company and Marketing Co. (Ameren March 31, 2001 Form 10-Q, Exhibit 10.1).

       10.14 Electric Power Supply Agreement between Marketing Co. and AmerenCIPS (File No. 333-56594, Exhibit 10.3).

       10.15 Amended Electric Power Supply Agreement between Marketing Co. and AmerenCIPS (Ameren March 31, 2001 Form 10-Q, Exhibit 10.2).

       10.16        Amended Joint Dispatch  Agreement among Generating  Company,
                    AmerenCIPS  and  Union   Electric   Company  d/b/a  AmerenUE
                    (AmerenUE) (File No. 333-56594, Exhibit 10.4).

       10.17 Amended and Restated Appendix I ITC Agreement dated February 14, 2003 between the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) and GridAmerica LLC (GridAmerica) (Ameren 2002 Form 10-K, Exhibit 10.17).

       10.18 Amended and Restated Limited Liability Company Agreement of GridAmerica dated February 14, 2003 (Ameren 2002 Form 10-K,
                    Exhibit 10.18).

       10.19 Amended and Restated Master Agreement by and among GridAmerica, GridAmerica Holdings Inc., GridAmerica Companies and National Grid USA dated February 14, 2003 (Ameren Form 10-K, Exhibit 10.19).

       10.20 Amended and Restated Operation Agreement by and among AmerenUE, AmerenCIPS, American Transmission Systems Inc., Northern Indiana Public Service Company and GridAmerica dated February 14, 2003 (Ameren 2002 Form 10-K, Exhibit 10.20).


       12.2   **    Statement  of  Computations  of Ratio of  Earnings  to Fixed
                    Charges and Preferred Stock Dividend Requirements.

       23.1   **    Consent of Independent Accountants.

       99.1   **    Certificate of Chief Executive  Officer  required by Section
                    906 of the Sarbanes-Oxley Act of 2002.

       99.2   **    Certificate of Chief Financial  Officer  required by Section
                    906 of the Sarbanes-Oxley Act of 2002.

--------------------
*         Management compensatory plan or arrangement.
**        Filed herewith.

                         Exhibits Available Upon Request

     The following instruments defining the rights of holders of certain unregistered long-term debt of the Company have not been filed with the SEC but will be furnished upon request.

          Loan Agreement dated January 1, 1993, between AmerenCIPS and Illinois Development Finance Authority (IDFA) in connection with IDFA's $35,000,000, 6-3/8% Pollution Control Revenue Refunding Bonds (Central Illinois Public Service Company Project) 1993 Series A, due January 1, 2028.

          Loan Agreement dated June 1, 1993, between AmerenCIPS and IDFA in connection with IDFA's $17,500,000 Pollution Control Revenue Refunding Bonds, 1993 Series B-1 due June 1, 2028 and $17,500,000 Pollution Control Revenue Refunding Bonds, 1993 Series B-2 due June 1, 2028.

          Loan Agreement dated August 15, 1993, between AmerenCIPS and IDFA in connection with IDFA's $35,000,000 Pollution Control Revenue Refunding Bonds, 1993 Series C-1 due August 15, 2026 and $25,000,000 Pollution Control Revenue Refunding Bonds, 1993 Series C-2 due August 15, 2026.

          Loan Agreement dated March 1, 2000, between AmerenCIPS and IDFA in connection with the IDFA's $51,100,000 Pollution Control Revenue Refunding Bonds (AmerenCIPS Project) Series 2000A due March 1, 2014.

Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

          Reports of AmerenUE on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

          Reports of AmerenEnergy Generating Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 333-56594.

          Reports of CILCORP Inc. on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-8946.

          Reports Central Illinois Light Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2732.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



      Col. A                                     Col. B                     Col. C                      Col. D              Col. E
      ------                                     ------                     ------                      ------              ------


                                                                           Additions
                                                                  ---------------------------
                                                                     (1)             (2)
                                                Balance at        Charged to                                             Balance at
                                                beginning         costs and       Charged to                               end of
                                                of period         expenses      other accounts        Deductions           period
                                                ----------        ----------    --------------        ----------         ----------
                                                                                                        (Note)
Year ended December 31, 2002

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts            $1,497,251         $5,487,000                          $5,724,449          $1,259,802
                                               ==========         ==========                          ==========          ==========




Year ended December 31, 2001

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts            $1,776,792         $6,145,000                          $6,424,541          $1,497,251
                                               ==========         ==========                          ==========          ==========




Year ended December 31, 2000

Reserves deducted in the balance sheet from assets to which they apply:

    Allowance for doubtful accounts            $1,827,878         $3,100,000                          $3,151,086          $1,776,792
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

                                 CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                               (Registrant)

Date:  March 24, 2003            By      /s/ Gary L. Rainwater
                                   -------------------------------------------
                                             Gary. L. Rainwater
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                      Title                        Date

   /s/ Gary L. Rainwater
---------------------------   President, Chief Executive        March 24, 2003
       Gary L. Rainwater      Officer and Director
                              (Principal Executive Officer)

   /s/ Warner L. Baxter       Senior Vice President and         March 24, 2003
---------------------------   Director
       Warner L. Baxter       (Principal Financial Officer)


   /s/ Martin J. Lyons        Vice President and Controller     March 24, 2003
---------------------------   (Principal Accounting Officer)
       Martin J. Lyons


   /s/ Paul A. Agathen        Senior Vice President             March 24, 2003
---------------------------   Director
       Paul A. Agathen


   /s/ Thomas R. Voss         Senior Vice President and         March 24, 2003
---------------------------   Director
       Thomas R. Voss


   /s/ Charles W. Mueller     Director                          March 24, 2003
---------------------------
       Charles W. Mueller


                                 CERTIFICATIONS

     I, Gary L. Rainwater, certify that:

     1. I have reviewed this annual report on Form 10-K of Central Illinois Public Service Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 24, 2003                        /s/ Gary L. Rainwater
                                  ----------------------------------------------
                                                 Gary L. Rainwater
                                                 Chief Executive Officer

     I, Warner L. Baxter, certify that:

     1. I have reviewed this annual report on Form 10-K of Central Illinois Public Service Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 24, 2003                       /s/ Warner L. Baxter
                                 -----------------------------------------------
                                                Warner L. Baxter
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                               Description
-----------                               -----------

  3.1(i) Restated Articles of Incorporation of Central Illinois Public Service Company d/b/a AmerenCIPS (AmerenCIPS) (March 31, 1994 Form 10-Q, Exhibit 3(b)).

  3.2(ii)  **  By-Laws of AmerenCIPS as amended effective January 21, 2003.

  4.3 Indenture of Mortgage or Deed of Trust dated October 1, 1941, from AmerenCIPS to Continental Illinois National Bank and Trust Company of Chicago and Edmond B. Stofft, as Trustees (U.S. Bank Trust National Association and Patrick J. Crowley are successor Trustees) (Exhibit 2.01 in File No. 2-60232).

   4.4 Supplemental Indentures dated, respectively September 1, 1947, January 1, 1949, February 1, 1952, September 1, 1952, June 1, 1954, February 1, 1958, January 1, 1959, May 1, 1963, May 1,
               1964,  June 1, 1965, May 1, 1967,  April 1, 1970,  April 1, 1971,
               September 1, 1971, May 1, 1972,  December 1, 1973, March 1, 1974,
               April 1, 1975, October 1, 1976, November 1, 1976, October 1, 1978, August 1, 1979, February 1, 1980, February 1, 1986, May 15,
               1992,  July 1, 1992,  September 15, 1992,  April 1, 1993, June 1,
               1995, March 15, 1997, June 1, 1997,  December 1, 1998 and June 1,
               2001 between AmerenCIPS and the Trustees under the Indenture of Mortgage or Deed of Trust referred to above as Exhibit 4.1 (Amended Exhibit 7(b) in File No. 2-7341; Second Amended Exhibit
               7.03 in File No. 2-7795; Second Amended Exhibit 4.07 in File No. 2-9353; Amended Exhibit 4.05 in file No. 2-9802; Amended Exhibit
               4.02 in File No. 2-10944; Amended Exhibit 2.02 in File No. 2-13866; Amended Exhibit 2.02 in File No. 2-14656; Amended
               Exhibit 2.02 in File No.2-21345; Amended Exhibit 2.02 in File No. 2-22326; Amended Exhibit 2.02 in File No. 2-23569; Amended
               Exhibit 2.02 in File No. 2-26284; Amended Exhibit 2.02 in File No. 2-36388; Amended Exhibit 2.02 in File No. 2-39587; Amended
               Exhibit 2.02 in File No. 2-41468; Amended Exhibit 2.02 in File No. 2-43912; Exhibit 2.03 in File No. 2-60232; Amended Exhibit
               2.02 in File No. 2-50146; Amended Exhibit 2.02 in File No. 2-52886; Second Amended Exhibit 2.04 in File No. 2-57141; Amended
               Exhibit 2.04 in File No. 2-57557; Amended Exhibit 2.06 in File No. 2-62564; Exhibit 2.02(a) in File No. 2-65914; Amended Exhibit 2.02(a) in File No. 2-66380; and Amended Exhibit 4.02 in File No. 33-3188; Exhibit 4.02 to Form 8-K dated May 15, 1992; Exhibit
               4.02 to Form 8-K dated July 1, 1992; Exhibit 4.02 to Form 8-K dated September 15, 1992; Exhibit 4.02 to Form 8-K dated March 30, 1993; Exhibit 4.03 to Form 8-K dated June 5, 1995; Exhibit
               4.03 to Form 8-K dated March 15, 1997; Exhibit 4.03 to Form 8-K dated June 1, 1997; Exhibit 4.2, in File No. 333-59438; and
               Exhibit 4.1 to June 30, 2001 Form 10-Q.)

      4.3 Indenture dated as of December 1, 1998 from AmerenCIPS to The Bank of New York relating to Senior Notes, 5.375% due 2008 and 6.125% due 2028 (File No. 333-59438, Exhibit 4.4).

     10.1   *  Form of  Director's  Retirement  Income  Plan  (1990  Form  10-K,
               Exhibit 10.04).

     10.2   *  Form of Excess Benefit Plan (1994 Form 10-K, Exhibit 10.10).

     10.3 * Amendment to Form of Excess Benefit Plan (1995 Form 10-K, Exhibit 10.07).

     10.4   *  Form of  Special  Executive  Retirement  Plan  (1994  Form  10-K,
               Exhibit 10.11).

     10.5 * Amendment to Form of Special Executive Retirement Plan (1995 Form 10-K, Exhibit 10.09).

     10.6 * Ameren Corporation (Ameren) Long-Term Incentive Plan of 1998 (Ameren's 1998 Form 10-K, Exhibit 10.1).

     10.7   *  Ameren Change of Control Severance Plan (Ameren's 1998 Form 10-K,
               Exhibit 10.2).

     10.8 * Ameren Deferred Compensation Plan for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (Ameren's 2000 Form 10-K, Exhibit 10.1).

Exhibit No.                               Description
-----------                               -----------

     10.9 * Ameren Deferred Compensation Plan for Members of the Board of Directors (Ameren's 1998 Form 10-K, Exhibit 10.4).

     10.10 * Ameren Executive Incentive Compensation Program Elective Deferral Provisions for Members of the Ameren Leadership Team as amended and restated effective January 1, 2001 (Ameren's 2000 Form 10-K,
               Exhibit 10.2).

     10.11 Asset Transfer Agreement between AmerenEnergy Generating Company (Generating Company) and AmerenCIPS (June 30, 2000 Form 10-Q,
               Exhibit 10).

     10.12     Amended  Electric  Power  Supply  Agreement  between   Generating
               Company and AmerenEnergy Marketing Company (Marketing Co.) (File No. 333-56594, Exhibit 10.2).

     10.13 2nd Amended Electric Power Supply Agreement between Generating Company and Marketing Co. (Ameren March 31, 2001 Form 10-Q,
               Exhibit 10.1).

     10.14     Electric  Power  Supply  Agreement   between  Marketing  Co.  and
               AmerenCIPS (File No. 333-56594, Exhibit 10.3).

     10.15 Amended Electric Power Supply Agreement between Marketing Co. and AmerenCIPS (Ameren March 31, 2001 Form 10-Q, Exhibit 10.2).

     10.16     Amended  Joint  Dispatch  Agreement  among  Generating   Company,
               AmerenCIPS and Union Electric Company d/b/a AmerenUE (AmerenUE) (File No. 333-56594, Exhibit 10.4).

     10.21 Amended and Restated Appendix I ITC Agreement dated February 14, 2003 between the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) and GridAmerica LLC (GridAmerica) (Ameren 2002 Form 10-K, Exhibit 10.17).

     10.22 Amended and Restated Limited Liability Company Agreement of GridAmerica dated February 14, 2003 (Ameren 2002 Form 10-K,
               Exhibit 10.18).

     10.23 Amended and Restated Master Agreement by and among GridAmerica, GridAmerica Holdings Inc., GridAmerica Companies and National Grid USA dated February 14, 2003 (Ameren Form 10-K, Exhibit 10.19).

     10.24 Amended and Restated Operation Agreement by and among AmerenUE, AmerenCIPS, American Transmission Systems Inc., Northern Indiana Public Service Company and GridAmerica dated February 14, 2003 (Ameren 2002 Form 10-K, Exhibit 10.20).

     12.2 ** Statement of Computations of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

     23.1  **  Consent of Independent Accountants.
     99.1 ** Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2 ** Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
*         Management compensatory plan or arrangement.
**        Filed herewith.

                         Exhibits Available Upon Request

     The following instruments defining the rights of holders of certain unregistered long-term debt of the Company have not been filed with the SEC but will be furnished upon request.

          Loan Agreement dated January 1, 1993, between AmerenCIPS and Illinois Development Finance Authority (IDFA) in connection with IDFA's $35,000,000, 6-3/8% Pollution Control Revenue Refunding Bonds (Central Illinois Public Service Company Project) 1993 Series A, due January 1, 2028.

          Loan Agreement dated June 1, 1993, between AmerenCIPS and IDFA in connection with IDFA's $17,500,000 Pollution Control Revenue Refunding Bonds, 1993 Series B-1 due June 1, 2028 and $17,500,000 Pollution Control Revenue Refunding Bonds, 1993 Series B-2 due June 1, 2028.

          Loan Agreement dated August 15, 1993, between AmerenCIPS and IDFA in connection with IDFA's $35,000,000 Pollution Control Revenue Refunding Bonds, 1993 Series C-1 due August 15, 2026 and $25,000,000 Pollution Control Revenue Refunding Bonds, 1993 Series C-2 due August 15, 2026.

          Loan Agreement dated March 1, 2000, between AmerenCIPS and IDFA in connection with the IDFA's $51,100,000 Pollution Control Revenue Refunding Bonds (AmerenCIPS Project) Series 2000A due March 1, 2014.

Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

       Reports of AmerenUE on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

       Reports of AmerenEnergy Generating Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 333-56594.

       Reports of CILCORP Inc. on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-8946.

       Reports Central Illinois Light Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2732.

                                                                 Exhibit 3.2(ii)


                                                             BYLAWS

                                                           AS AMENDED
                                                       TO AND INCLUDING
                                                       JANUARY 21, 2003

                                                       CENTRAL ILLINOIS
                                                        PUBLIC SERVICE
                                                            COMPANY

                                     BYLAWS
                                       OF
                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY



                                    ARTICLE I
                              SHARES AND TRANSFERS

     Section 1. Each holder of duly paid shares of the Company shall be entitled to a certificate or certificates stating the number and class of shares owned by such holder. Such certificates shall be signed by the appropriate officers of the Company (which, in the absence of contrary action by the Board, shall be the President or any Vice President and the Secretary or any Assistant Secretary of the Company); shall be sealed with the corporate seal of the Company, which seal may be facsimile; and shall be countersigned by a Transfer Agent, and countersigned and registered by a Registrar, appointed by the Board. If a certificate is countersigned by a Transfer Agent and countersigned and registered by a Registrar, other (in each case) than the Company itself or its employee, the signature of either or both of such officers of the Company, and the countersignature of any such Transfer Agent or its officer or employee, may be facsimiles. In case any officer of the Company, or any officer or employee of a Transfer Agent, who has signed or whose facsimile signature has been placed upon any such certificate shall cease to be an officer of the Company or an officer or an employee of the Transfer Agent, as the case may be, before such certificate is issued, the certificate may be issued by the Company with the same effect as if such officer of the Company or such officer or employee of the Transfer Agent had not ceased to be such at the date of issue of such certificate.

     Section 2. Shares shall be transferable only on the books of the Company and upon proper endorsement and surrender of the outstanding certificate or certificates representing such shares. If an outstanding certificate shall be lost, destroyed or stolen, the holder thereof may have a new certificate upon producing evidence satisfactory to the Company of such loss, destruction or theft and upon furnishing to the Company, the Transfer Agent and the Registrar indemnity deemed sufficient by the Company.

     Section 3. Notwithstanding the foregoing provisions of this Article I, the Board of Directors may also provide by resolution that some or all of any or all classes and series of its shares shall be uncertificated shares, provided that such resolution shall not apply to shares represented by a certificate until such certificate is surrendered to the Company. Except as otherwise provided by statute, the rights and obligations of the holders of uncertificated shares and the rights and obligations of the holders of certificates representing shares of the same class and series shall be identical.

                                   ARTICLE II
                            MEETINGS OF SHAREHOLDERS

     Section 1. The annual meeting of the shareholders shall be held on the fourth Tuesday in April of each year (or if such day shall be a legal holiday, then upon the next succeeding day not a legal holiday) or upon such other day determined by resolution of the Board of Directors. Each such regular annual meeting shall be held at such time and at such location, within or without the State of Illinois, as the Board of Directors shall order. At such annual meeting, a board of directors shall be elected and such other business shall be transacted as may properly come before such meeting.

     Section 2. Special meetings of the shareholders may be called by the President, by the Board of Directors, by the holders of not less than one-fifth of all the outstanding shares entitled to vote on the matter for which the meeting is called, or in such other manner as may be provided by statute. Each such special meeting shall be held at such location, within or without the State of Illinois, as the Board of Directors shall order.

     Section 3. Written notice of the place, day and hour of each meeting of shareholders and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be given to each shareholder of record entitled to vote at such meeting. Such notice shall be sent by mail to each such shareholder, at the address of such shareholder as it appears on the records of the Company, not less than ten days or more than sixty days before the date of the meeting, except in cases where some other special method of notice may be required by statute, in which case the statutory method shall be followed. Notice of any meeting of the shareholders may be waived by any shareholder. Attendance of a shareholder (either in person or by proxy) at any meeting shall constitute waiver of notice thereof unless the shareholder (in person or by proxy, as the case may be) at the meeting objects to the holding of the meeting because proper notice was not given.

     Section 4. At any shareholders' meeting a majority of the shares outstanding and entitled to vote on the matter (excluding such shares as may be owned by the Company) must be represented (either in person or by proxy) in order to constitute a quorum for consideration of such matter, but the shareholders represented at any meeting, though less than a quorum, may adjourn the meeting to some other day or sine die. If a quorum is present (either in person or by proxy) at a shareholders' meeting, the affirmative vote of the holders of the majority of shares represented at the meeting and entitled to vote on a matter shall be the act of the shareholders, unless the vote of a greater number or voting by classes shall be required by law or the Articles of Incorporation.

     Section 5. The President and Secretary of the Company shall act as Chairman
and  Secretary,   respectively,   of  each  shareholders'  meeting,  unless  the
shareholders represented at the meeting shall otherwise decide.

     Section 6. (a) (1) Nominations of persons for election to the Board of Directors of the Company and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (a) pursuant to the Company's notice of meeting, (b) by or at the direction of the Board of Directors or (c) by any stockholder of the Company who was a stockholder of record at the time of giving of' notice provided for in this Bylaw, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this Bylaw.

     (2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (c) of paragraph (a) (1) of this Bylaw, the stockholder must have given timely notice thereof in writing to the Secretary of the Company and such other business must otherwise be a proper matter for stockholder action. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive offices of the Company not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as described above. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 14a-11 thereunder (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made
(i) the name and address of such stockholder, as they appear on the Company's books, and of such beneficial owner and (ii) the class and number of shares of the Company which are owned beneficially and of record by such stockholder and such beneficial owner.

     (3) Notwithstanding anything in the second sentence of paragraph (a) (2) of this Bylaw to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Company is increased and there is no public announcement by the Company naming all of the nominees for director or specifying the size of the increased Board of Directors at least 70 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this Bylaw shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Company not later than the close of business on the 10th day following the day on which such public announcement is first made by the Company.

          (b) Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Company's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the Company's notice of meeting (1) by or at the direction of the Board of Directors or (2) provided that the Board of Directors has determined that directors shall be elected at such meeting, by any stockholder of the Company who is a stockholder of record at the time of giving of notice provided for in this Bylaw, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this Bylaw. In the event the Company calls a special meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, any such stockholder may nominate a person or persons (as the case may be), for election to such position(s) as specified in the Company's notice of meeting, if the stockholder's notice required by paragraph (a) (2) of this Bylaw shall be delivered to the Secretary, at the principal executive offices of the Company not earlier than the close of business on the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting. In no event shall the public announcement of an adjournment of a special meeting commence a new time period for the giving of a stockholder's notice as described above.

          (c) (1) Only such persons who are nominated in accordance with the procedures set forth in this Bylaw shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this Bylaw. Except as otherwise provided by statute, the Articles of Incorporation or these Bylaws, the chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in this Bylaw and, if any proposed nomination or business is not in compliance with this Bylaw, to declare that such defective proposal or nomination shall be disregarded.

     (2) For purposes of this Bylaw, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Company with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

     (3) Notwithstanding the foregoing provisions of this Bylaw, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Bylaw. Nothing in this Bylaw shall be deemed to affect any rights (a) of stockholders to request inclusion of proposals in the Company's proxy statement pursuant to Rule 14a-8 under the Exchange Act or (b) of the holders of any series of Preferred Stock to elect directors under specified circumstances.

                                   ARTICLE III
                               BOARD OF DIRECTORS

     Section 1. The business and affairs of the Company shall be managed by or under the direction of the Board of Directors consisting of not less than four or more than fifteen members. The exact number of directors within the minimum and maximum limitations specified in the preceding sentence shall be fixed from time to time by the Board of Directors pursuant to a resolution adopted by a majority of the entire Board of Directors. The Board of Directors shall be elected at each annual meeting of the shareholders, but, if for any reason the election shall not be held at an annual meeting, it may be subsequently held at any special meeting of the shareholders after proper notice. Directors so elected shall hold office until the next succeeding annual meeting of shareholders or until their respective successors, willing to serve, shall have been elected and qualified. Any vacancy occurring in the Board of Directors arising between meetings of shareholders by reason of an increase in the number of directors or otherwise may be filled by a majority of the members of the Board.

     Section 2. A meeting of the Board of Directors shall be held on the same date as the annual meeting of shareholders in each year, at the same place where such annual meeting shall have been held or at such other place as shall be determined by the Board. Regular meetings of the Board shall be held in such place, within or without the State of Illinois, and on such dates each year as shall be established from time to time by the Board. Notice of every such regular meeting of the Board, stating the place, day and hour of the meeting, shall be given to each director personally, or by telegraph or other written means of electronic communication, or by depositing the same in the mails properly addressed, at least two days before the date of such meeting. Except where required by statute, neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board need be specified in the notice or waiver of notice of such meeting.

     Section 3. Special meetings of the Board of Directors may be called at any time by the President, or by a Vice President, when acting as President, or by any two directors. Notice of such meeting, stating the place, day and hour of the meeting shall be given to each director personally in writing, or by telegraph or other written means of electronic communication, or by depositing the same in the mails properly addressed, or orally promptly confirmed by written notice in any one of the aforesaid forms, not less than the day prior to the date of such meeting.

     Section 4. Notice of any meeting of the Board may be waived by any director. Attendance of a director at any meeting shall constitute waiver of notice of such meeting except where a director attends a meeting for the express purpose of objecting to the transaction of any business at the meeting because the meeting is not lawfully called or convened.

     Section 5. A majority of the Board of Directors shall constitute a quorum for the transaction of business at any meeting of the Board, but less than a majority of the Board may adjourn the meeting to some other day or sine die. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board unless the vote of a greater number or the vote of any class of directors shall be required by the Articles of Incorporation. The President of the Company shall act as Chairman at each meeting of the Board but, in the President's absence, one of the directors present at the meeting who shall have been elected for the purpose by majority vote of those directors in attendance shall act as Chairman; and the Secretary of the Company, or in the Secretary's stead, an Assistant Secretary shall act as Secretary at each such meeting. The members of the Board shall receive such compensation as the Board may from time to time by resolution determine.


                                   ARTICLE IV
                      COMMITTEES OF THE BOARD OF DIRECTORS

     Section 1. A majority of directors may appoint committees, standing or special, from time to time from among members of the Board, and confer powers on such committees and revoke such powers and terminate the existence of such committees at its pleasure.

     Section 2. Meetings of any committee may be called in such manner and may be held at such times and places as such committee may by resolution determine, provided that a meeting of any committee may be called at any time by the President of the Company. Members of all committees shall receive such compensation as the Board of Directors may from time to time by resolution determine.

     Section 3. Each committee shall have such authority of the Board of Directors as shall be granted to it by the Board; provided, however, a committee may not take any action not permitted to be taken by a committee pursuant to the Business Corporation Act of 1983, as amended from time to time.



                                    ARTICLE V
                                    OFFICERS

     Section 1. There shall be elected by the Board of Directors (if practicable at its first meeting after the annual election of directors in each year) the following principal officers, namely: A President, such number of Vice Presidents as the Board may from time to time decide upon (any one or more of whom may be designated as Executive Vice President, Senior Vice President or otherwise), a Secretary, a Treasurer and a Controller. References in these Bylaws to Vice Presidents shall include any such Executive Vice President, Senior Vice President or other Vice President, however denominated. The Board may in its discretion also elect such other officers as may from time to time be provided for by the Board. Any two or more offices may be held by the same person. All officers, unless sooner removed, shall hold their respective offices until the first meeting of the Board of Directors after the next succeeding annual election of directors and until their successors, willing to serve, shall have been elected, but any officer, including any officer appointed by the President as provided in Section 2 of this Article V, may be removed from office at the pleasure of the Board. Election or appointment of an officer shall not of itself create contract rights.

     Section 2. The President shall be the chief executive officer of the Company and shall have the general management and direction, subject to the control of the Board of Directors, of the business of the Company, including the power to appoint and to remove and discharge any and all assistant officers, agents and employees of the Company not elected or appointed directly by the Board of Directors. The President may execute for and on behalf of the Company any contracts, deeds, mortgages, leases, bonds, or other instruments and may accomplish such execution either under or without the seal of the Company and either individually or with the Secretary, any Assistant Secretary, or any other officer or person thereunto authorized by the Board of Directors, according to the requirements of the form of the instrument. The President shall have such other powers and duties as usually devolve upon the president of a corporation, and such further powers and duties as may from time to time be prescribed by the Board of Directors. The President may delegate any part of the duties of that office to one or more of the Vice Presidents of the Company.

     Section 3. Each of the Vice Presidents shall have such powers and duties as may be prescribed for such office by the Board of Directors or as may be prescribed for or delegated to such officer by the President. Each Vice President may execute for and on behalf of the Company any contracts, deeds, mortgages, leases, bonds, or other instruments in each case in accordance with the authority therefor granted by the President or the Board of Directors, which authority may be general or confined to specific instances. Such execution may be accomplished either individually or with any other officer or person thereunto authorized by the President or the Board of Directors, according to the requirements of the form of the instrument. In the absence or inability of the President or in case of the President's death, resignation or removal from office, the powers and duties of the President shall temporarily devolve upon such one of the Vice Presidents as the Board shall have designated or shall designate for the purpose and the Vice President so designated shall have and exercise all the powers and duties of the President during such absence or disability or until the vacancy in the office of President shall be filled. Each Vice President may delegate any part of the duties of that office to employees of the Company under such Vice President's supervision.

     Section 4. The Secretary shall attend all meetings of the Board of Directors, shall keep a true and faithful record thereof in proper books to be provided for that purpose, and shall have the custody and care of the corporate seal, records, minutes and stock books of the Company. The Secretary shall also act as Secretary of all shareholders' meetings, and keep a record thereof, except to the extent some other person may have been selected to act as Secretary by such meeting. The Secretary shall keep a suitable record of the addresses of shareholders, shall have general charge of the stock transfer books of the Company, and shall, except as may be otherwise required by statute or by the Bylaws, sign, issue and publish all notices required for meetings of shareholders and for meetings of the Board of Directors. The Secretary shall sign all share certificates, bonds and mortgages, and all other documents and papers to which the Secretary's signature may be necessary or appropriate, shall affix the seal, and shall have such other powers and duties as are commonly incidental to the office of Secretary or as may be prescribed for or delegated to that office by the Board of Directors, by the President, or, if authorized by the Board or the President to prescribe such powers and duties, by a Vice President. The Secretary may delegate any part of the duties of that office to employees of the Company under the Secretary's supervision.

     Section 5. The Treasurer shall have charge of, and be responsible for, the collection, receipt, custody and disbursement of the funds of the Company, and the deposit of its funds in the name of the Company in such banks, trust companies or safety vaults as the Board of Directors may direct which direction may be general or confined to specific depositories. The Treasurer shall have custody of such books, receipted vouchers and other papers and records as in the practical business operations of the Company shall naturally belong in the office or custody of the Treasurer or as shall be placed in the custody of the Treasurer by the Board of Directors, by the President, or, if authorized by the Board or the President, by a Vice President. The Treasurer shall have such other powers and duties as are commonly incidental to the office of Treasurer or as may be prescribed for or delegated to that office by the Board of Directors, by the President, or, if authorized by the Board or the President to prescribe such powers and duties, by a Vice President. The Treasurer may be required to give a bond to the Company for the faithful discharge of the Treasurer's duties, in such form and in such amount and with such sureties as shall be determined by the Board of Directors. The Treasurer may delegate any part of the Treasurer's duties to employees of the Company under the Treasurer's supervision.

     Section 6. The Controller shall be the principal accounting officer of the Company. Except as otherwise provided in these Bylaws and except as otherwise provided by the Board of Directors, the Controller will be responsible for the direction of the auditing organization of the Company (other than the Internal Audit function), the establishment and maintenance of accounting procedures, the interpretation of all financial statements and accounting reports of the Company and functional supervision over the records of all other departments of the Company pertaining to revenues, expenses, moneys, securities, properties, materials and supplies. The Controller shall have such other powers and duties as are commonly incidental to the office of Controller or as may be prescribed for or delegated to the Controller by the Board of Directors, by the President, or, if authorized by the Board or the President to prescribe such powers and duties, by a Vice President. The Controller may be required to give a bond to the Company for the faithful discharge of the Controller's duties, in such form and in such amount and with such sureties as shall be determined by the Board of Directors. The Controller may delegate any part of the Controller's duties to employees of the Company under the Controller's supervision.

     Section 7. The Assistant Vice Presidents, Assistant Secretaries, Assistant Treasurers and Assistant Controllers shall, respectively, assist the Vice Presidents, the Secretary, the Treasurer and the Controller of the Company in the performance of the respective duties assigned to such principal officers and, in assisting the respective principal officer, each assistant officer shall, for such purposes, have the same powers as the respective principal officer. The powers and duties of any principal officer shall, except as otherwise ordered by the Board of Directors, temporarily devolve upon the respective assistant in case of the absence, disability, death, resignation or removal from office of such principal officer.

                                   ARTICLE VI
                                  MISCELLANEOUS

     Section 1. The funds of the Company shall be deposited to its credit in such banks or trust companies, as the Board of Directors from time to time shall approve, which approval may be general or confined to specific instances. Such funds shall be withdrawn only on checks or drafts of the Company or by direct, wire or other electronic transfer of funds for the purposes of the Company in accordance with procedures relating to signatures and authorizations by officers of the Company which are approved by the Board of Directors from time to time, which approval may be general or confined to specific instances.

     Section 2. No debts shall be contracted except for current expenses unless authorized by the Board of Directors, and no bills shall be paid by the Treasurer unless audited and approved by the Controller or by some other person or committee authorized by the Board of Directors to audit and approve bills for payment.

     Section 3. All distributions to shareholders and all acquisitions by the Company of its own shares shall be authorized by the Board of Directors.

     Section 4. The fiscal year of the Company shall close at the end of December annually.

     Section 5. All or any shares of stock of any corporation owned by the Company may be voted at any meeting of the shareholders of such corporation by the President, any Vice President or the Secretary of the Company upon any question that may be presented at such meeting, and any such officer may, on behalf of the Company, waive any notice of the calling of such meeting required by any statute or Bylaw and consent to the holding of any such meeting without notice. The President, any Vice President or the Secretary of the Company shall have authority to give to any person a written proxy in the name of the Company and under its corporate seal to vote at any meeting of the shareholders of any corporation all or any shares of stock of such corporation owned by the Company upon any question that may be presented at such meeting, with full power to waive any notice of the calling of such meeting required by any statute or Bylaw and to consent to the holding of any such meeting without notice.

     Section 6. (a) The Company shall indemnify any person who was or is a party, or is threatened to be made a party to, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that such person is or was a director, officer, employee or agent of the Company, or who is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding, if such person acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, if such person had no reasonable cause to believe such person's conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, that the person had reasonable cause to believe that such person's conduct was unlawful.

     (b) The Company shall indemnify any person who was or is a party, or is threatened to be made a party to, any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that such person is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit, if such person being indemnified acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, the best interests of the Company, provided that no indemnification shall be made with respect to any claim, issue, or matter as to which such person has been adjudged to have been liable to the Company, unless, and only to the extent that, the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as the court shall deem proper.

     (c) To the extent that a director, officer, employee or agent has been successful, on the merits or otherwise, in the defense of any action, suit or proceeding referred to in paragraph (a) or (b), or in defense of any claim, issue or matter therein, such person shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by such person in connection therewith.

     (d) Any indemnification under paragraph (a) or (b) (unless ordered by a court) shall be made by the Company only as authorized in the specific case, upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because such person has met the applicable standard of conduct set forth in paragraph (a) or (b). Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the shareholders of the Company.

     (e) Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Company in advance of the final disposition of such action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Company as authorized in this Section 6.

     (f) The indemnification and advancement of expenses provided by or granted under the other subsections of this Section 6 shall be effective with respect to acts, errors or omissions occurring prior to, on or subsequent to the date of adoption hereof and such indemnification shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any Bylaw, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action by a director, officer, employee or agent in such person's official capacity and as to action in another capacity while holding such office.

     (g) The Company may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Company, or who is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against such person and incurred by such person in any such capacity, or arising out of such person's status as such, whether or not the Company would have the power to indemnify such person against such liability under the provisions of this Section 6.

     (h) If the Company has paid indemnity or has advanced expenses to a director, officer, employee or agent, the Company shall report the indemnification or advance in writing to the shareholders with or before the notice of the next shareholders' meeting.

     (i) For purposes of this Section 6 references to "the Company" shall include, in addition to the surviving corporation, any merging corporation (including any corporation having merged with a merging corporation) absorbed in a merger which, if its separate existence had continued, would have had the power and authority to indemnify its directors, officers, and employees or agents, so that any person who was a director, officer, employee or agent of such merging corporation, or was serving at the request of such merging corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Section 6 with respect to the surviving corporation as such person would have with respect to such merging corporation if its separate existence had continued.

     (j) For purposes of this Section 6, references to "other enterprise" shall include employee benefit plans, and references to "serving at the request of the Company" shall include any service as a director, officer, employee or agent of the Company which imposes duties on, or involves services by such director, officer, employee, or agent with respect to an employee benefit plan, its participants, or beneficiaries. A person who acted in good faith and in a manner such person reasonably believed to be in the best interests of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Company" as referred to in this
Section 6.

     (k) The indemnification and advancement of expenses provided by or granted under this Section 6 shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of that person.

                                   ARTICLE VII
                          AMENDMENT OR REPEAL OF BYLAWS

     These Bylaws may be added to, amended or repealed by the Board of Directors at any regular or special meeting of the Board.

                                                                    Exhibit 23.1



                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-59438, 33-59674 and 33-45506) of Central Illinois Public Service Company of our report dated February 13, 2003 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 24, 2003

                                                                    Exhibit 99.1




                                   CERTIFICATE
                                 furnished under
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     I, Gary L. Rainwater, chief executive officer of Central Illinois Public Service Company, hereby certify that to the best of my knowledge, the accompanying Report of Central Illinois Public Service Company on Form 10-K for the fiscal year ended December 31, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Central Illinois Public Service Company.




                                                    /s/ Gary L. Rainwater
                                                --------------------------------
                                                        Gary L. Rainwater
                                                        Chief Executive Officer

Date:  March      , 2003

                                                                    Exhibit 99.2





                                   CERTIFICATE
                                 furnished under
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     I, Warner L. Baxter,  chief  financial  officer of Central  Illinois Public
Service Company, hereby certify that to the best of my knowledge, the accompanying Report of Central Illinois Public Service Company on Form 10-K for the fiscal year ended December 31, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of Central Illinois Public Service Company.




                                                    /s/ Warner L. Baxter
                                                --------------------------------
                                                        Warner L. Baxter
                                                        Chief Financial Officer

Date:  March      , 2003