Form 10-K/A
period 2002-12-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2003-04-01
CIK 18654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A

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

                                EXPLANATORY NOTE

     All documents identified as being filed with our Form 10-K for the fiscal year ended December 31, 2002 were filed except Exhibit 12.2 Statement of Computations of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements which is being filed with this amendment to Form 10-K.

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


      3.2(ii) By-Laws of AmerenCIPS as amended effective January 21, 2003 (2002 Form 10-K, Exhibit 3.2(ii)).

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

      10.1        * Form of Director's  Retirement  Income Plan (1990 Form 10-K,
                    Exhibit 10.04).

      10.2        * Form of Excess Benefit Plan (1994 Form 10-K, Exhibit 10.10).

     Exhibit No.                       Description
     -----------                       -----------

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

      12.2       ** Statement  of  Computations  of Ratio of  Earnings  to Fixed
                    Charges and Preferred Stock Dividend Requirements.

      23.1          Consent of Independent  Accountants (2002 Form 10-K, Exhibit
                    23.1).

     Exhibit No.                       Description
     -----------                       -----------

      99.1 Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (2002 Form 10-K,
                    Exhibit 99.1).

      99.2 Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (2002 Form 10-K,
                    Exhibit 99.2).

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

                                         CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                                      (Registrant)


Date   April 1, 2003                     By        /s/ MARTIN J. LYONS
                                           -------------------------------------
                                                       Martin J. Lyons
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                                 CERTIFICATIONS



     I, Gary L. Rainwater, certify that:


     1. I have reviewed this annual report on Form 10-K/A of Central Illinois Public Service Company;

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


Date:  April 1, 2003                             /s/ GARY L. RAINWATER
                                          --------------------------------------
                                                     Gary L. Rainwater
                                                  Chief Executive Officer

     I, Warner L. Baxter, certify that:


     1. I have reviewed this annual report on Form 10-K/A of Central Illinois Public Service Company;

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


Date:  April 1, 2003                              /s/ WARNER L. BAXTER
                                          --------------------------------------
                                                      Warner L. Baxter
                                                  Chief Financial Officer