Form 10-Q
period 2003-03-31
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2003-05-14
CIK 18654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended March 31, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X). No ( ).

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ( ). No (X).

     Shares  outstanding  of the  registrant's  common stock as of May 14, 2003:
Common Stock, no par value, held by Ameren Corporation (parent company of the registrant) - 25,452,373.

                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                TABLE OF CONTENTS
                                                                           Page

PART I.      Financial Information

   ITEM 1.   Financial Statements (Unaudited)
             Balance Sheet at March 31, 2003 and December 31, 2002........... 2
             Statement of Income for the three months ended March 31, 2003 and 2002........................................................ 3
             Statement of Cash Flows for the three months ended March 31,
             2003 and 2002................................................... 4
             Statement of Common Stockholder's Equity for the three months ended March 31, 2003 and 2002................................... 5
             Notes to Financial Statements................................... 6

   ITEM 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 12

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk...... 20

   ITEM 4.   Controls and Procedures......................................... 21

PART II.     Other Information

   ITEM 1.   Legal Proceedings............................................... 23

   ITEM 6.   Exhibits and Reports on Form 8-K................................ 23

SIGNATURE.................................................................... 24

CERTIFICATIONS............................................................... 24

This Form 10-Q  contains  "forward-looking  statements"  within  the  meaning of
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.

                                 PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                            CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                         BALANCE SHEET
                                   (Unaudited, in millions)

                                                                                 March 31,     December 31,
                                                                                    2003            2002
                                                                                -----------    ------------
ASSETS:
Property and plant, net                                                           $   822         $   825
Investments and other assets:
   Intercompany notes receivable - Generating Company                                 373             373
   Intercompany tax receivable - Generating Company                                   159             162
   Other assets                                                                        18              17
                                                                                  -------         -------

         Total investments and other assets                                           550             552
                                                                                  -------         -------

Current assets:
   Cash and cash equivalents                                                           16              17
   Accounts receivable - trade (less allowance for doubtful
         accounts of $2 and $1, respectively)                                          64              53
   Unbilled revenue                                                                    57              74
   Intercompany notes receivable                                                       23              16
   Miscellaneous accounts and notes receivable                                         27              22
   Current portion of intercompany notes receivable - Generating Company               46              46
   Current portion of intercompany tax receivable - Generating Company                 13              13
   Materials and supplies, at average cost                                             19              41
   Other current assets                                                                 6               7
                                                                                  -------         -------
         Total current assets                                                         271             289
                                                                                  -------         -------

Regulatory assets                                                                      30              31
                                                                                  -------         -------
Total Assets                                                                      $ 1,673         $ 1,697
                                                                                  =======         =======

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, no par value, 45.0 shares authorized -
     25.5 shares outstanding                                                      $   120         $   120
   Retained earnings                                                                  387             405
   Accumulated other comprehensive income                                             (13)            (13)
                                                                                  -------         -------

      Total common stockholder's equity                                               494             512
                                                                                  -------         -------

   Preferred stock not subject to mandatory redemption                                 80              80
   Long-term debt, net                                                                534             534
                                                                                  -------         -------

         Total capitalization                                                       1,108           1,126
                                                                                  -------         -------

Current liabilities:
   Current maturities of long-term debt                                                40              45
   Accounts and wages payable                                                          77              87
   Taxes accrued                                                                       38              32
   Other current liabilities                                                           31              26
                                                                                  -------         -------

         Total current liabilities                                                    186             190
                                                                                  -------         -------

Accumulated deferred income taxes                                                     277             282
Accumulated deferred investment tax credits                                            12              13
Regulatory liabilities                                                                 15              15
Other deferred credits and liabilities                                                 75              71
                                                                                  -------         -------

Total Capital and Liabilities                                                     $ 1,673         $ 1,697
                                                                                  =======         =======

See Notes to Financial Statements.


             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                       STATEMENT OF INCOME
                    (Unaudited, in millions)


                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                               2003      2002
                                                            --------   --------
OPERATING REVENUES:
   Electric                                                    $ 132    $ 150
   Gas                                                            77       65
                                                               -----    -----
    Total operating revenues                                     209      215
                                                               -----    -----

OPERATING EXPENSES:
   Purchased power                                                86      105
   Gas                                                            53       44
   Other operations and maintenance                               42       41
   Depreciation and amortization                                  13       12
   Income taxes                                                   (1)       1
   Other taxes                                                     9        9
                                                               -----    -----
      Total operating expenses                                   202      212
                                                               -----    -----

OPERATING INCOME                                                   7        3

OTHER INCOME AND (DEDUCTIONS):
   Miscellaneous, net -
     Miscellaneous income                                          7       10
     Miscellaneous expense                                        (1)      (1)
     Income taxes                                                 (2)       -
                                                               -----    -----
      Total other income and (deductions)                          4        9
                                                               -----    -----

INTEREST CHARGES                                                   9       10
                                                               -----    -----

NET INCOME                                                         2        2

PREFERRED STOCK DIVIDENDS                                          1        1
                                                               -----    -----

NET INCOME AFTER PREFERRED STOCK DIVIDENDS                     $   1    $   1
                                                               =====    =====

See Notes to Financial Statements.


                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                            (Unaudited, in millions)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                                2003     2002
                                                               ------   ------
Cash Flows From Operating:
   Net income                                                   $  2     $  2
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                            13       12
         Deferred income taxes, net                               (5)      (5)
         Deferred investment tax credits, net                     (1)       -
         Changes in assets and liabilities:
               Receivables, net                                    1        5
               Materials and supplies                             22       18
               Accounts and wages payable                        (10)     (42)
               Taxes accrued                                       6        6
               Assets, other                                       4        9
               Liabilities, other                                  9        6
                                                                ----     ----
Net cash provided by operating activities                         41       11
                                                                ----     ----
Cash Flows From Investing:
   Construction expenditures                                     (10)     (12)
   Intercompany notes receivable                                  (7)      18
                                                                ----     ----
Net cash (used in)/provided by investing activities              (17)       6
                                                                ----     ----

Cash Flows From Financing:
   Dividends on common stock                                     (19)     (15)
   Dividends on preferred stock                                   (1)      (1)
   Redemptions:
      Long-term debt                                              (5)      (5)
                                                                ----     ----
Net cash used in financing activities                            (25)     (21)
                                                                ----     ----

Net change in cash and cash equivalents                           (1)      (4)
Cash and cash equivalents at beginning of year                    17       26
                                                                ----     ----
Cash and cash equivalents at end of period                      $ 16     $ 22
                                                                ====     ====

Cash paid during the periods:
   Interest                                                      $ 5     $  6
   Income taxes, net                                               -        -

See Notes to Financial Statements.




                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                            (Unaudited, in millions)



                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                                2003     2002
                                                                -----    -----
Common stock                                                    $ 120    $ 120

Retained earnings
   Beginning balance                                              405      444
   Net income                                                       2        2
   Common stock dividends                                         (19)     (15)
   Preferred stock dividends                                       (1)      (1)
                                                                -----    -----
                                                                  387      430
                                                                -----    -----

Accumulated other comprehensive income
   Beginning balance - minimum pension liability                  (13)       -
   Change in minimum pension liability in current
      period                                                        -        -
                                                                -----    -----
                                                                  (13)       -
                                                                -----    -----

Total common stockholder's equity                               $ 494    $ 550
                                                                =====    =====


See Notes to Financial Statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003


NOTE 1 - Summary of Significant Accounting Policies

General

     Central Illinois Public Service Company, headquartered in Springfield, Illinois, operates as AmerenCIPS and is a wholly-owned subsidiary of Ameren Corporation (Ameren). Our principal business is the rate-regulated transmission and distribution of electricity and the distribution of natural gas to residential, commercial, industrial and wholesale users in Illinois. Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren' principal business is the generation, transmission and distribution of electricity and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's primary subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated transmission and distribution business, an electric generation business and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company), which operates Ameren's non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren-affiliated companies and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. Generating Company supplies electric power to Marketing Company which, in turn, supplies us with power under a power supply agreement (Power Supply Agreement).
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for Ameren-affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources Company.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

     When we refer to AmerenCIPS, our, we or us, we are referring to Central Illinois Public Service Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     Our accounting policies conform to generally accepted accounting principles in the United States (GAAP). Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our interim results. These statements should be read in conjunction with the financial statements and notes thereto included in our 2002 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' financial statements to conform to 2003 reporting.

Accounting Changes and Other Matters

Statement of Financial Accounting Standards (SFAS) No. 143 - "Accounting for Asset Retirement Obligations"

     We adopted the provisions of SFAS 143 on January 1, 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS 143 requires us to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset. Uncertainties as to the probability, timing or cash flows associated with an asset retirement obligation affect our estimate of fair value.

     We have determined that certain asset retirement obligations exist. However, we are unable to estimate the fair value of those obligations because the probability, timing or cash flows associated with the obligations are indeterminable. We do not believe that these obligations, when incurred, will have a material adverse impact on our financial position, results of operations or liquidity.

     Historically, we have included an estimated cost of dismantling and removing plant from service upon retirement. Because these estimated costs of removal have been included in the cost of service upon which our present utility rates are based, and with the expectation that this practice will continue in the jurisdictions in which we operate, adoption of SFAS 143 did not result in any change in the depreciation accounting practices of our rate-regulated operations. We have estimated future removal costs embedded in accumulated depreciation related to rate-regulated plant assets were approximately $126 million at March 31, 2003.


FASB Interpretation No. (FIN) 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

     FIN 45 was issued in November 2002 and requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. These recognition provisions of FIN 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002. Because we do not have such obligations, the recognition provisions of FIN 45 did not have any effect on our financial position, results of operations or liquidity in the first quarter of 2003.

Revenue

     We accrue an estimate of electric and gas revenues for service rendered, but unbilled, at the end of each accounting period.

     Interchange revenues included in Operating Revenues - Electric were $8 million for the three months ended March 31, 2003 (2002 - $10 million).

Purchased Power

     Purchased power included in Operating Expenses - Purchased Power was $86 million for the three months ended March 31, 2003 (2002 - $105 million).

Excise Taxes

     Excise taxes on our Illinois gas customer bills are imposed on us and are recorded gross in Operating Revenues and Other Taxes. Excise taxes recorded in Operating Revenues and Other Taxes for the three months ended March 31, 2003 were $5 million (2002 - $5 million). Excise taxes applicable to Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable and included in Taxes Accrued on the Balance Sheet.


NOTE 2 - Rate and Regulatory Matters

Regional Transmission Organization

     Since April 2002, we and AmerenUE and subsidiaries of FirstEnergy Corporation and NiSource Inc. (collectively the GridAmerica Companies) have participated in a number of filings at the Federal Energy Regulatory Commission
(FERC) in an effort to form GridAmerica LLC as an independent transmission company (ITC). On December 19, 2002, the FERC issued an order conditionally approving the formation and operation of GridAmerica as an ITC within the Midwest Independent System Operator (Midwest ISO), subject to further compliance filings.

     In response to the December 19, 2002 order, the GridAmerica Companies made three additional filings at the FERC. On January 31, 2003 the GridAmerica Companies filed a request for authorization to transfer functional control of certain transmission assets to GridAmerica. On February 18, 2003, the GridAmerica Companies filed revised agreements codifying the formation and operation of GridAmerica to reflect changes requested by the FERC in the December 19, 2002 order. On February 28, 2003, the GridAmerica Companies together with the Midwest ISO filed revisions to the Midwest ISO Open Access Transmission Tariff (OATT) to provide rates for service over the transmission facilities to be transferred to GridAmerica by the GridAmerica Companies.

     On April 30 2003, the FERC issued orders in response to the January 31, 2003 and February 28, 2003 filings. In its order regarding the GridAmerica Companies' request to transfer functional control of their transmission assets to GridAmerica, the FERC authorized the transfer. In response to the February 28, 2003 filing, the FERC accepted the amendments to the Midwest ISO OATT effective upon the commencement of service over the GridAmerica transmission facilities under the Midwest ISO OATT, suspended the proposed rates for a nominal period, subject to refund, and established hearing and settlement judge procedures to determine the justness and reasonableness of the proposed rate amendments to the Midwest ISO OATT. An order in response to the February 18, 2003 filing is still pending.

     Until the tariffs and other material terms of our and AmerenUE's participation in GridAmerica, and GridAmerica's participation in the Midwest ISO, are finalized and approved by the FERC, we are unable to predict the impact that on-going regional transmission organization developments will have on our financial position, results of operations or liquidity. AmerenUE's participation in GridAmerica is subject to Missouri Public Service Commission (MoPSC) approval. An order from the MoPSC is expected during 2003.

Standard Market Design Notice of Proposed Rulemaking (NOPR)

     On July 31, 2002, the FERC issued a Standard Market Design NOPR. The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR calls for all jurisdictional transmission facilities to be placed under the control of an independent transmission provider (similar to an RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. On November 15, 2002, we filed our initial comments on the NOPR with the FERC expressing concern with the potential impact of the proposed rules in their current form on the cost and reliability of service to retail customers. We also proposed that certain modifications be made to the proposed rules in order to protect transmission owners from the possibility of trapped transmission costs that might not be recoverable from ratepayers as a result of inconsistent regulatory policies. We filed additional comments on the remaining sections of the NOPR during the first quarter of 2003.

     On April 28, 2003 the FERC issued a "white paper" reflecting comments received in response to the NOPR. More specifically, the white paper indicated that the FERC will not assert jurisdiction over the transmission rate component of bundled retail service and will insure that existing bundled retail customers retain their existing transmission rights and retain rights for future load growth in its final rule. Moreover, the white paper acknowledged that the final rule will provide the states with input on resource adequacy requirements, allocation of firm transmission rights, and transmission planning. The FERC also requested input on the flexibility and timing of the final rule's implementation.

     Even though issuance of the final rule and its implementation schedule are still unknown, the Midwest ISO is already in the process of implementing a market design similar to the proposed market design in the NOPR. The Midwest ISO has targeted March 2004 as the start date for implementation. We are in the process of reviewing the FERC's white paper. Until the FERC issues a final rule, we and Ameren are unable to predict the ultimate impact on our future financial position, results of operations or liquidity.

Illinois Gas

     In November 2002, we filed a request with the Illinois Commerce  Commission
(ICC) to increase annual rates for natural gas service by approximately $16 million. The ICC has until October 2003 to render a decision on this request; however, the ICC Staff has recommended an annual increase of approximately $8 million.

Illinois Electric

     In 2002, all of our Illinois residential, commercial and industrial customers had choice in electric suppliers as provided by the Electric Service Customer Choice and Rate Relief Law of 1997. Several commercial and industrial customers switched to Marketing Company for their energy supply resulting in a decline in our revenues and a corresponding decrease in purchased power of approximately $19 million for the first quarter of 2003. We continue to incur delivery service costs and charge related tariffs associated with these customers.


NOTE 3 - Related Party Transactions

     We have transactions in the normal course of business with Ameren and its other subsidiaries. These transactions are primarily comprised of power purchases and sales, as well as other services received or rendered. Intercompany power purchases under the Power Supply Agreement and from EEI, an affiliate, totaled $86 million for the three months ended March 31, 2003 (2002 - $105 million).

     We have the ability to borrow from Ameren and AmerenUE, through a utility money pool agreement. Ameren Services administers the utility money pool and tracks internal and external funds separately. Internal funds are surplus funds contributed to the money pool from participants. The primary source of external funds for the utility money pool at March 31, 2003 was AmerenUE's commercial paper program. Through the utility money pool, we can access committed credit facilities at Ameren and AmerenUE, which totaled $679 million at March 31, 2003. These facilities are in addition to our own $15 million in committed credit facilities. The total amount available to us at any given time from the utility money pool is reduced by the amount of borrowings by our affiliates, but increased to the extent Ameren, AmerenUE or Ameren Services have surplus funds and the availability of other external borrowing sources. Surplus funds providing additional liquidity available to us through the utility money pool totaled $260 million at March 31, 2003. The availability of funds is also determined by funding requirements and limits established by the PUHCA. We, along with AmerenUE and Ameren Services, rely on the utility money pool to coordinate and provide for certain short-term cash and working capital requirements. Borrowers receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the utility money pool. The average interest rate for the utility money pool for the three months ended March 31, 2003 was 1.32% (2002 - 1.79%). At March 31, 2003, we had $23 million in intercompany receivables outstanding (December 31, 2002 - $16 million) through the utility money pool.

     On April 1, 2003, AmerenUE entered into an additional 364-day committed credit facility totaling $75 million to be used for general corporate purposes, including support of commercial paper programs. This facility makes borrowings available at various interest rates based on LIBOR, agreed rates and other options. We and Ameren can access this facility through the utility money pool.

     Support services provided by Ameren Services, including wages, employee benefits and professional services, are based on actual costs incurred. For the three months ended March 31, 2003, support services provided by Ameren Services included in Operating Expenses - Other Operations and Maintenance totaled $15 million (2002 - $16 million).

     As of March 31, 2003, intercompany receivables included in Miscellaneous Accounts and Notes Receivable were approximately $20 million (December 31, 2002
- $12 million). As of March 31, 2003, intercompany payables included in Accounts and Wages Payables totaled approximately $53 million (2002 - $63 million).

     Our intercompany interest income recorded in Miscellaneous Income was approximately $7 million for the three months ended March 31, 2003 (2002 - $8 million).


NOTE 4 - Property and Plant, Net

Property and plant, net at March 31, 2003 and December 31, 2002, consisted of the following:

----------------------------------------------------------------------------------------------
                                                          March 31, 2003    December 31, 2002
----------------------------------------------------------------------------------------------
Property and plant, at original cost:
  Electric                                                    $1,255            $1,248
  Gas                                                            291               290
  Other                                                            5                 5
----------------------------------------------------------------------------------------------
                                                              $1,551            $1,543
    Less accumulated depreciation and amortization               742               732
----------------------------------------------------------------------------------------------
                                                                 809               811
Construction work in progress:
  Other                                                           13                14
----------------------------------------------------------------------------------------------
Property and plant, net                                       $  822            $  825
----------------------------------------------------------------------------------------------


NOTE 5 - Debt Financings

     On April 7, 2003, we redeemed, with cash, prior to maturity and at par our $50 million first mortgage bonds 7.5% Series X due July 1, 2007.

     At March 31, 2003, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. At this time, we do not expect to engage in any significant off-balance sheet financing arrangements.

     Amortization of debt issuance costs and any premium or discounts were less than $1 million for the three months ended March 31, 2003 (2002 - less than $1 million) and were included in interest expense in the income statement.

     At March 31, 2003, Ameren and its subsidiaries, including us, were in compliance with financial agreement provisions and covenants.


NOTE 6 - Miscellaneous, Net

     Miscellaneous, net for the three months ended March 31, 2003 and 2002 consisted of the following:

--------------------------------------------------------------------------------
                                                         Three Months
                                                      2003          2002
--------------------------------------------------------------------------------
Miscellaneous income:
   Interest and dividend income                       $7             $8
   Equity in earnings of subsidiary                    -              1
   Other                                               -              1
--------------------------------------------------------------------------------
Total miscellaneous income                            $7            $10
--------------------------------------------------------------------------------

Miscellaneous expense:
   Other                                             $(1)           $(1)
--------------------------------------------------------------------------------
Total miscellaneous expense                          $(1)           $(1)
--------------------------------------------------------------------------------


NOTE 7 - Segment Information

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

     Segment information for the three months ended March 31, 2003 and 2002 was as follows:

--------------------------------------------------------------------------------
                                        Electric           Gas          Total
--------------------------------------------------------------------------------
Three months ended March 31, 2003
--------------------------------------------------------------------------------
Revenues                                 $  132          $  77        $  209
Operating income                              3              4             7
--------------------------------------------------------------------------------
Three months ended March 31, 2002
--------------------------------------------------------------------------------
Revenues                                 $  150         $   65        $  215
Operating income/(loss)                      (1)             4             3
--------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     Central Illinois Public Service Company, headquartered in Springfield, Illinois, operates as AmerenCIPS and is a wholly-owned subsidiary of Ameren Corporation (Ameren). Our principal business is the rate-regulated transmission and distribution of electricity and the distribution of natural gas to residential, commercial, industrial and wholesale users in Illinois. Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's primary subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated transmission and distribution business, an electric generation business and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003. See Recent Developments for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company), which operates non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren-affiliated companies and AmerenEnergy Medina Valley Cogen (No.4), LLC, which indirectly owns a 40 megawatt, gas-fired electric co-generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See Recent Developments for further information. Generating Company supplies electric power to Marketing Company which, in turn, supplies us with power under a power supply agreement (Power Supply Agreement).
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for Ameren-affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources Company.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

     You should read the following discussion and analysis in conjunction with:
o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o Management's Discussion and Analysis of Financial Condition and Results of Operations that is included in our 2002 Annual Report on Form 10-K for the period ended December 31, 2002.
o The audited financial statements and related notes that are included in our 2002 Annual Report on Form 10-K for the period ended December 31, 2002.

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


RESULTS OF OPERATIONS

Earnings Summary

     Our net income of $2 million for the three months ended March 31, 2003 was comparable to the same period of 2002. Gas margins improved by $3 million and electric margins improved by $1 million in the first quarter of 2003 principally due to increased demand, resulting from colder weather than the warmer-than-normal weather conditions in the first quarter of 2002. The benefit of the higher gas and electric margins was offset by lower interest income on our note receivable from Generating Company (less than $1 million, net of taxes), the loss of earnings from the transfer of our 20% interest in EEI to Resources Company on April 30, 2002 (less than $1 million, net of taxes) and increased depreciation (less than $1 million, net of taxes).

Recent Developments

Acquisitions

     On January 31, 2003, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from The AES Corporation. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley), which indirectly owns a 40 megawatt, gas-fired electric generation plant. With the acquisition, Medina Valley, which Ameren renamed as AmerenEnergy Medina Valley Cogen (No. 4), LLC, became a wholly-owned subsidiary of Resources Company. The results of operations for CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC were included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates. Our results of operations for the quarter ended March 31, 2003 were not impacted by these acquisitions.

     Ameren acquired CILCORP to complement its existing Illinois gas and electric operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively, of which approximately 150,000 are combination electric and gas customers. CILCO's service territory is contiguous to our service territory. CILCO also has a non rate-regulated electric and gas marketing business principally focused in the Chicago, Illinois region. Finally, the purchase included approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

     The total purchase price was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of approximately $895 million and consideration of approximately $488 million in cash, including related acquisition costs, net of cash acquired. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and its issuance in early 2003 of an additional 6.325 million common shares which together generated aggregate net proceeds of $575 million.

Credit Ratings

     In April 2002, as a result of AmerenUE's then pending Missouri electric earnings complaint case and the CILCORP transaction and related assumption of debt, credit rating agencies placed Ameren's and its subsidiaries' debt under review. Following the completion of the acquisition of CILCORP in January 2003, Standard & Poor's lowered the ratings of Ameren, AmerenUE and us and increased the ratings of Generating Company, CILCORP and AmerenCILCO. At the same time, Standard & Poor's changed the outlook assigned to all of Ameren's and its subsidiaries' ratings to stable. Moody's also lowered Ameren's and AmerenUE's ratings subsequent to the acquisition and changed the outlook on these ratings to stable. These actions were consistent with the actions the ratings agencies disclosed they were considering following Ameren's announcement of the CILCORP acquisition.

     As of April 30, 2003, selected ratings by Moody's and Standard & Poor's were as follows:

--------------------------------------------------------------------------------
                                                 Moody's    Standard & Poor's
--------------------------------------------------------------------------------
Ameren Corporation:
     Issuer/Corporate credit rating                A3               A-
     Unsecured debt                                A3             BBB+
     Commercial paper                             P-2              A-2

AmerenUE:
     Secured debt                                  A1               A-
     Unsecured debt                                A2             BBB+
     Commercial paper                             P-1              A-2

CILCORP:
     Unsecured debt                              Baa2             BBB+

AmerenCILCO:
     Secured debt                                  A2               A-

AmerenCIPS:
     Secured debt                                  A1               A-
     Unsecured debt                                A2             BBB+

Generating Company:
     Unsecured debt                           A3/Baa2               A-
--------------------------------------------------------------------------------

     Any adverse change in our, Ameren's or its other subsidiaries'credit ratings may reduce our access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.

Electric Operations

     The following table represents the favorable (unfavorable) variation on electric margins for the three months ended March 31, 2003 from the comparable period in 2002:

--------------------------------------------------------------------------------
                                                                 Three Months
--------------------------------------------------------------------------------
Electric Revenues:
    Effect of weather (estimate)                                   $  5
    Wholesale sales                                                   1
    Interchange sales                                                (2)
    Growth and other (estimate)                                     (22)
--------------------------------------------------------------------------------
Total variation in electric operating revenues                     $(18)
Purchased power variation:                                         $ 19
--------------------------------------------------------------------------------
Change in electric margins                                         $  1
--------------------------------------------------------------------------------

     Electric margins increased $1 million for the three months ended March 31, 2003 compared to the same period in 2002 principally due to increased demand resulting from colder winter weather as weather sensitive residential sales increased 16% for the first quarter of 2003 compared to 2002. During the first quarter of 2003 industrial and commercial revenues and corresponding purchased power declined approximately $19 million resulting from certain customers electing to switch to our affiliate, Marketing Company, for their energy supply and the impact of the soft economy.

Gas Operations

     Our gas margins increased $3 million for the three months ended March 31, 2003 compared to the same period in 2002 gas revenues and costs increased primarily due to increased customer demand resulting from colder winter weather in the first quarter of 2003 as well as, gas costs increased due to higher natural gas prices and increased purchases.

Other Operating Expenses

Other Operations and Maintenance

     Other operations and maintenance expenses increased $1 million for the three months ended March 31, 2003 compared to the same period in 2002 primarily due to higher employee benefit costs related to increasing healthcare costs and investment performance of employee benefit plan assets ($2 million), partially offset by decreased professional services expenses related to information technology in 2002 ($1 million).

     Ameren Services provided services to us including wages, employee benefits and professional services that were included in other operations and maintenance expenses. See Note 4 - Related Party Transactions to our Financial Statements under Item 1 of Part I of this report for further information.

Depreciation and Amortization

     Depreciation and amortization expenses increased $1 million in the first three months of 2003 compared to the same period in 2002 primarily resulting from transmission and distribution related additions.

Income Taxes

     Income taxes were comparable for the three months ended 2003 and 2002.

Other Income and Deductions

     Other income and deductions (excluding income taxes) decreased $3 million in the first three months of 2003 compared to the same period in 2002 primarily due to less intercompany interest received on the Generating Company subordinated promissory note as a result of a lower principal balance outstanding ($1 million), lower earnings from EEI due to the transfer of our 20% common stock interest in EEI to Resources Company on April 30, 2002 ($1 million) and a decrease in contributions in aid of construction ($1 million).

Interest

     Interest expense decreased $1 million for the first three months of 2003 compared to the similar period in 2002, primarily due to less interest expense resulting from the redemption of first mortgage bonds in the third quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating

     Cash provided by operating activities was $41 million in the first three months of 2003 compared to $11 million in the first three months of 2002. The increase was primarily due to less cash used in Accounts and Wages payable than in the first quarter of 2002. Lower sales and power purchases resulting from certain customers electing to switch to our affiliate, Marketing Company, for their energy supply and the timing impact on working capital resulted in the decrease.

     Our tariff-based gross margins continue to be our principal source of cash from operating activities. Our diversified retail customer mix of rate-regulated residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows. In addition, we plan to utilize short-term debt to support normal operations and other temporary capital requirements. In 2002, all of our Illinois residential, commercial and industrial customers had choice in electric suppliers as provided by the Electric Service Customer Choice and Rate Relief Law of 1997. Several commercial and industrial customers switched to Marketing Company for their energy supply resulting in a decline in our revenues and a corresponding decrease in purchased power of approximately $19 million for the first quarter of 2003. We continue to incur delivery service costs and charge related tariffs associated with these customers.


Investing

     Our net cash used in investing activities was $17 million for the three months ended March 31, 2003 while net cash provided by investing activities was $6 million for the same period in 2002. The difference was primarily due to increased intercompany money pool investments and a decrease in construction expenditures. Capital expenditures for transmission and distribution related activities are expected to approximate $55 million in 2003.

Financing

     Our cash flows used in financing activities were $25 million for the three months ended March 31, 2003 as compared to $21 million for the same period in 2002. Our principal financing activities for the three month periods included the payment of dividends, as well as redemptions of long-term debt. The increase in cash used in financing activities was primarily due to an increase in the payment of dividends on our common stock.

     We are authorized by the SEC under the PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any time.

Short-Term Debt and Liquidity

     Short-term debt typically consists of borrowings under Ameren's utility money pool agreement but, from time to time, may also consist of commercial paper and bank loans (maturities generally within 1 to 45 days). At March 31, 2003, Ameren and its subsidiaries had committed credit facilities, expiring at various dates between 2003 and 2005, totaling $694 million, excluding AmerenCILCO facilities of $60 million, EEI of $45 million and AmerenUE's nuclear fuel lease facilities of $120 million. This amount includes $15 million of our committed bank lines of credit and $679 million of committed credit facilities at Ameren and AmerenUE. We access these combined facilities through Ameren's utility money pool arrangement. AmerenUE and Ameren Services may also borrow under this arrangement. These committed credit facilities are also used to support AmerenUE's commercial paper program, all of which was unused and available at March 31, 2003.

     Subject to the receipt of regulatory approval, which is being pursued, AmerenCILCO will participate in Ameren's utility money pool arrangement. Under this arrangement, AmerenCILCO will have access to up to $694 million of additional committed liquidity, subject to reduction based on the use by other utility money pool participants, but increased to the extent other pool participants have surplus cash balances, which may be used to fund pool needs. At March 31, 2003, AmerenCILCO had committed credit facilities, expiring at various dates during 2003, totaling $60 million, one of which totaling $25 million was subsequently renewed to 2004.

     On April 1, 2003, AmerenUE entered into an additional 364-day committed credit facility totaling $75 million to be used for general corporate purposes, including support of commercial paper programs. This facility makes borrowings available at various interest rates based on LIBOR, agreed rates and other options. We and Ameren can access this facility through the utility money pool.

     Our affiliate, EEI also has two bank credit agreements totaling $45 million that expire in 2003. At March 31, 2003, $32 million was unused and available under these committed credit facilities.

     AmerenUE also has a lease agreement that provides for the financing of nuclear fuel. At March 31, 2003, the maximum amount that could be financed under the agreement was $120 million. At March 31, 2003, $111 million was financed under the lease.

     In addition to committed credit facilities, a further source of liquidity for Ameren is available cash and cash equivalents. At March 31, 2003, Ameren had $260 million of cash, all of which was available for borrowing by us under the utility money pool. In the first quarter of 2003, Ameren paid a total of approximately $488 million of cash on hand, including related acquisition costs, net of cash acquired to acquire CILCORP and Medina Valley.

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

Financial Agreement Provisions and Covenants

     Ameren's and our financial agreements include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. Ameren's and its subsidiaries' committed credit facilities require the borrower to represent, in connection with any borrowing under the facility that no material adverse change has occurred since certain dates. None of our, Ameren's nor its other subsidiaries' financing arrangements contain credit rating triggers, except for three funded bank term loans at AmerenCILCO totaling $105 million at March 31, 2003.

     Ameren's and its subsidiaries' committed credit facilities include provisions related to the funded status of Ameren's pension plan. These provisions either require Ameren to meet minimum Employee Retirement Income Security Act of 1974 (ERISA) funding requirements or limit the unfunded liability status of the plan. Under the most restrictive of these provisions impacting Ameren's facilities totaling $400 million, an event of default will result if the unfunded liability status (as defined in the underlying credit agreements) of Ameren's pension plan exceeds $300 million in the aggregate. Based on the most recent valuation report available to Ameren at December 31, 2002, which was based on January 2002 asset and liability valuations, the unfunded liability status (as defined) was $31 million. While an updated valuation report will not be available until the second half of 2003, Ameren believes that the unfunded liability status of its pension plans (as defined) could exceed $300 million based on the investment performance of the pension plan assets and interest rate changes since January 1, 2002. As a result, Ameren may need to renegotiate the facility provisions, terminate or replace the affected facilities, or fund any unfunded liability shortfall. Should Ameren elect to terminate these facilities, Ameren believes it would otherwise have sufficient liquidity to manage its short-term funding requirements.

     At March 31, 2003, Ameren and its subsidiaries, including us, were in compliance with their financial agreement provisions and covenants.

Off-Balance Sheet Arrangements

     At March 31, 2003, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. At this time, we do not expect to engage in any significant off-balance sheet financing arrangements.

OUTLOOK

     We believe there will be challenges to earnings in 2003 and beyond due to industry-wide trends and company-specific issues. The following are expected to put pressure on earnings in 2003 and beyond:

o    Weak economic conditions, which impact native load demand,
o The adverse effects of rising employee benefit costs and higher insurance costs, and
o    An assumed return to more normal weather patterns relative to 2002.

     In late 2002, we and Ameren announced the following actions to mitigate the effect of these challenges:

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

     We are pursuing an annual gas rate increase of approximately $16 million in Illinois. Ameren is also considering additional actions, including modifications to active employee benefits, further staffing reductions and other initiatives.

     In early May 2003, our service territory experienced several severe storms that damaged parts of our transmission and distribution system. As a result, we expect to incur increased costs in the quarter ending June 30, 2003 for repairs required to our system. We are currently unable to estimate the impact on our future financial position, results of operations or cash flows.

     In the ordinary course of business, we and Ameren evaluate several strategies to enhance our financial position, results of operations and liquidity. These strategies may include potential acquisitions, divestitures, opportunities to reduce costs or increase revenues and other strategic initiatives in order to increase Ameren's shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity.


REGULATORY MATTERS

     See Note 2 - Rate and Regulatory Matters to our Financial  Statements under
Item 1 of Part I of this report for more information.


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


Accounting Policy                                  Uncertainties Affecting Application
-----------------                                  ------------------------------------
Regulatory Mechanisms and Cost Recovery
   We defer costs as regulatory assets in          o  Regulatory environment, external regulatory
   accordance with SFAS 71 and make investments       decisions and requirements
   that we assume we will be able to collect in    o  Anticipated future regulatory decisions and their
   future rates.                                      impact
                                                   o  Impact of deregulation and competition on
                                                      ratemaking process and ability to recover costs

   Basis for Judgment
   We determine that costs are recoverable based on previous rulings by state regulatory authorities in jurisdictions where we operate or other factors that lead us to believe that cost recovery is probable.


Environmental Costs
   We accrue for all known environmental           o  Extent of contamination
   contamination where remediation can be          o  Responsible party determination
   reasonably estimated, but some of our           o  Approved methods for cleanup
   operations have existed for over 100 years      o  Present and future legislation and governmental
   and previous contamination may be unknown to       regulations and standards
   us.                                             o  Results of ongoing research and development
                                                      regarding environmental impacts
                                                   o  Indemnification obligations

   Basis for Judgment
   We determine the proper amounts to accrue for environmental contamination based on internal and third party estimates of clean-up costs in the context of current remediation standards and available technology.


Unbilled Revenue
   At the end of each period, we estimate, based   o  Projecting customer energy usage
   on expected usage, the amount of revenue to     o  Estimating impacts of weather and other usage-
   record for services that have been provided        affecting factors for the unbilled period
   to customers, but not billed.  This period
   can be up to one month.

   Basis for Judgment
   We determine the proper amount of unbilled revenue to accrue each period based on the volume of energy delivered as valued by a model of billing cycles and historical usage rates and growth by customer class for our service area, as adjusted for the modeled impact of seasonal and weather variations based on historical results.




Accounting Policy (Continued)                      Uncertainties Affecting Application (Continued)
-----------------------------                      -----------------------------------------------
Benefit Plan Accounting
   Based on actuarial calculations, we accrue      o  Future rate of return on pension and other plan
   costs of providing future employee benefits        assets
   in accordance with SFAS 87, 106, and 112.       o  Interest rates used in valuing benefit obligations
   See Note 11 - Retirement Benefits to our        o  Healthcare costs trend rates
   Financial Statements in our 2002 Annual         o  Timing of employee retirements
   Report on Form 10-K.                            o  Future plan designs

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

     Utilizing our debt outstanding at March 31, 2003, if interest rates increased by 1%, our annual interest expense and dividend on preferred stock would increase by approximately $0.3 million and net income would decrease by approximately $0.3 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Equity Price Risk

     We, along with other subsidiaries of Ameren, are a participant in Ameren's defined benefit and post-retirement benefit plans and are responsible for our proportional share of the costs. Ameren's costs of providing non-contributory defined benefit retirement and post-retirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of Ameren's plan assets has been affected by declines in the equity market since 2000 for the pension and post-retirement plans. As a result, at December 31, 2002 Ameren and its subsidiaries, including us, recognized an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions." The liability resulted in a reduction to equity as a result of a charge to Ameren's Accumulated Other Comprehensive Income (OCI) of $102 million, net of taxes. Our portion of this charge to OCI was $13 million, net of taxes. The amount of the liability was the result of asset returns experienced through 2002, interest rates and Ameren's contributions to the plans during 2002. Neither Ameren's nor our portion of the minimum pension liability changed at March 31, 2003. In future years, the liability recorded, the costs reflected in net income, or OCI, or cash contributions to the plans could increase materially without a recovery in equity markets in excess of Ameren's assumed return on plan assets. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of equity would be restored in the Balance Sheet.

ITEM 4.  Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures

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

     (b) Change in Internal Controls

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

FORWARD-LOOKING STATEMENTS

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings and others, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

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

o the effects of participation in a Federal Energy Regulatory Commission-approved Regional Transmission Organization, including activities associated with the Midwest Independent System Operator;
o availability and future market prices for purchased power, electricity and natural gas for distribution, including the use of financial and derivative instruments and volatility of changes in market prices and our ability to recover increased costs;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of rating agencies and the effects of such actions;
o    weather conditions;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefit costs, including changes in returns of benefit plan assets;
o disruptions of the capital markets or other events making Ameren's and our access to necessary capital more difficult or costly;
o cost and availability of transmission capacity required to satisfy our energy sales; and
o    legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     Reference is made to Note 12 under Item 8 "Financial Statements and Supplementary Data" in Part II of our 2002 Annual Report on Form 10-K and Note 7 under Item 8 "Financial Statements and Supplementary Data" in Part II of the 2002 Annual Report on Form 10-K of our affiliates, CILCORP Inc. and Central Illinois Light Company, operating as AmerenCILCO, for a discussion of a number of lawsuits that name our affiliates, Union Electric Company, operating as AmerenUE, AmerenCILCO, our parent, Ameren Corporation, and us (which we refer to as the Ameren companies), along with numerous other parties, as defendants that have been filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Since the filing of the 2002 Annual Reports on Form 10-K, 25 additional lawsuits have been filed against us and AmerenUE, but no additional lawsuits have been filed against AmerenCILCO. These lawsuits, like the previous cases, were mostly filed in the Circuit Court of Madison County, Illinois, involve a large number of total defendants and seek unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants. Also since the filing of the 2002 Annual Reports on Form 10-K, the Ameren companies have been voluntarily dismissed in 58 cases and have settled six cases.

     To date, a total of 152 asbestos-related lawsuits have been filed against the Ameren companies, of which 72 are pending, 16 have been settled and 64 have been dismissed. We believe that the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

     Note 2 - Rate and Regulatory Matters to our Financial Statements under Item 1 of Part I of this report contains additional information on an administrative proceeding which is incorporated by reference under this item.


ITEM 6.  Exhibits and Reports on Form 8-K.

      (a)(i)   Exhibits filed herewith.

               99.1 - Certificate of Chief Executive Officer required by Section
                      906 of the Sarbanes-Oxley Act of 2002.

               99.2 - Certificate of Chief Financial Officer required by Section
                      906 of the Sarbanes-Oxley Act of 2002.

      (a)(ii)  Exhibits incorporated by reference.

               10.1 - *2003  Ameren  Executive  Incentive  Plan  (Ameren
                       Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2003, Exhibit 10.1)

      (b) Reports on Form 8-K. AmerenCIPS filed no reports on Form 8-K during the quarterly period ended March 31, 2003.

      Note: Reports of Ameren Corporation on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-14756.

               Reports of Union Electric Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2967.

               Reports of Ameren Energy Generating Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under the File Number 333-56594.

---------------------
               * Management compensatory plan or arrangement.

               Reports of CILCORP Inc. on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 2-95569.

               Reports of Central Illinois Light Company on Forms 8-K, 10-Q and 10-K are on file with the SEC under File Number 1-2732.




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

                                             CENTRAL ILLINOIS PUBLIC
                                              SERVICE COMPANY
                                              (Registrant)

                                             By  /s/ Martin J. Lyons
                                               ----------------------------
                                                     Martin J. Lyons
                                               Vice President and Controller
                                               (Principal Accounting Officer)
Date:  May 14, 2003




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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 14, 2003                            /s/ Gary L. Rainwater
                                           -------------------------------------
                                                   Gary L. Rainwater
                                           President and Chief Executive Officer
                                                (Principal Executive Officer)


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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 14, 2003                          /s/ Warner L. Baxter
                                           -------------------------------
                                                 Warner L. Baxter
                                           Senior Vice President, Finance
                                             (Principal Financial Officer)