Form 10-Q
period 2003-06-30
CENTRAL ILLINOIS PUBLIC SERVICE CO
filed 2003-08-14
CIK 18654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended June 30, 2003

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

     Shares outstanding of the registrant's  common stock as of August 14, 2003:
Common Stock, no par value, held by Ameren Corporation (parent company of the registrant) - 25,452,373.





                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY

                                TABLE OF CONTENTS


                                                                                                                   Page
                                                                                                                   ----
PART I.      Financial Information

   ITEM 1.   Financial Statements (Unaudited)
             Balance Sheet at June 30, 2003 and December 31, 2002..............................................     2
             Statement of Income for the three and six months ended June 30, 2003 and 2002.....................     3
             Statement of Cash Flows for the six months ended June 30, 2003 and 2002...........................     4
             Statement of Common Stockholder's Equity for the three and six months ended June 30, 2003 and 2002     5
             Notes to Financial Statements.....................................................................     6

   ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............    14

   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........................................    20

   ITEM 4.   Controls and Procedures...........................................................................    21

             Forward-Looking Statements........................................................................    21

PART II.     Other Information

   ITEM 1.   Legal Proceedings.................................................................................    23

   ITEM 4.   Submission of Matters to a Vote of Security Holders...............................................    24

   ITEM 5.   Other Information.................................................................................    24

   ITEM 6.   Exhibits and Reports on Form 8-K..................................................................    24

SIGNATURE......................................................................................................    26


     This Form 10-Q contains "forward-looking  statements" within the meaning of
     Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q at Part I under the heading "Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.


                                PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                            CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                         BALANCE SHEET
                                   (Unaudited, in millions)

                                                                                June 30,   December 31,
                                                                                  2003        2002
                                                                                --------   ------------

ASSETS:
Property and plant, net                                                         $   822    $   825
Investments and other assets:
   Intercompany notes receivable - Generating Company                               324        373
   Intercompany tax receivable - Generating Company                                 156        162
   Other assets                                                                      18         17
                                                                                --------   --------
         Total investments and other assets                                         498        552
                                                                                --------   --------
Current assets:
   Cash and cash equivalents                                                         18         17
   Accounts receivable - trade (less allowance for doubtful
      accounts of $1 and $1, respectively)                                           45         53
   Unbilled revenue                                                                  65         74
   Intercompany notes receivable                                                      -         16
   Miscellaneous accounts and notes receivable                                       18         22
   Current portion of intercompany notes receivable - Generating Company             49         46
   Current portion of intercompany tax receivable - Generating Company               13         13
   Materials and supplies, at average cost                                           33         41
   Other current assets                                                               6          7
                                                                                --------   --------
      Total current assets                                                          247        289
                                                                                --------   --------
Regulatory assets                                                                    29         31
                                                                                --------   --------
Total Assets                                                                    $ 1,596    $ 1,697
                                                                                ========   ========

CAPITAL AND LIABILITIES:
Capitalization:
   Common stock, no par value, 45.0 shares authorized -
     25.5 shares outstanding                                                    $   120    $   120
   Retained earnings                                                                370        405
   Accumulated other comprehensive income (loss)                                    (15)       (13)
                                                                                --------   --------
      Total common stockholder's equity                                             475        512
                                                                                --------   --------
   Preferred stock not subject to mandatory redemption                               80         80
   Long-term debt, net                                                              485        534
                                                                                --------   --------
      Total capitalization                                                        1,040      1,126
                                                                                --------   --------
Current liabilities:
   Current maturities of long-term debt                                               -         45
   Accounts and wages payable                                                        86         87
   Intercompany notes payable                                                        39          -
   Taxes accrued                                                                     32         32
   Other current liabilities                                                         25         26
                                                                                --------   --------
      Total current liabilities                                                     182        190
                                                                                --------   --------
Accumulated deferred income taxes                                                   271        282
Accumulated deferred investment tax credits                                          12         13
Regulatory liabilities                                                               15         15
Other deferred credits and liabilities                                               76         71
                                                                                --------   --------
Total Capital and Liabilities                                                   $ 1,596    $ 1,697
                                                                                ========   ========

See Notes to Financial Statements.



                    CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                            (Unaudited, in millions)


                                               Three Months Ended  Six Months Ended
                                                    June 30,            June 30,
                                                ------------------ ----------------
                                                 2003     2002    2003     2002
                                                -----    -----   -----    ------
OPERATING REVENUES:
   Electric                                     $ 137    $ 161   $ 269    $ 311
   Gas                                             30       26     107       91
                                                ------   ------  ------   ------
     Total operating revenues                     167      187     376      402
                                                ------   ------  ------   ------
OPERATING EXPENSES:
   Purchased power                                 82      101     168      206
   Gas                                             18       12      71       56
   Other operations and maintenance                38       40      80       81
   Depreciation and amortization                   13       13      26       25
   Income taxes                                     -        4      (1)       5
   Other taxes                                      7        6      16       15
                                                ------   ------  ------   ------
     Total operating expenses                     158      176     360      388
                                                ------   ------  ------   ------

OPERATING INCOME                                    9       11      16       14

OTHER INCOME AND (DEDUCTIONS):
   Miscellaneous, net -
     Miscellaneous income                           7        7      14       17
     Miscellaneous expense                         (1)       -      (2)      (1)
     Income taxes                                  (3)       -      (5)       -
                                                ------   ------  ------   ------
     Total other income and (deductions)            3        7       7       16
                                                ------   ------  ------   ------

INTEREST CHARGES                                    9       10      18       20
                                                ------   ------  ------   ------

NET INCOME                                          3        8       5       10

PREFERRED STOCK DIVIDENDS                           -        1       1        2
                                                ------   ------  ------   ------
NET INCOME AFTER PREFERRED STOCK DIVIDENDS      $   3    $   7   $   4    $   8
                                                ======   ======  ======   ======

See Notes to Financial Statements.




                   CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                           STATEMENT OF CASH FLOWS
                           (Unaudited, in millions)

                                                                    Six Months Ended
                                                                         June 30,
                                                                    ----------------
                                                                      2003     2002
                                                                    ------    ------
Cash Flows From Operating:
   Net income                                                        $  5     $ 10
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                 26       25
         Amortization of debt issuance costs and premium/discounts      -        1
         Deferred income taxes, net                                   (11)      (9)
         Deferred investment tax credits, net                          (1)      (1)
         Other                                                         (2)       -
         Changes in assets and liabilities:
               Receivables, net                                        21      (14)
               Materials and supplies                                   8        9
               Accounts and wages payable                              (1)     (29)
               Taxes accrued                                            -        6
               Assets, other                                            7       15
               Liabilities, other                                       5        2
                                                                     -----    -----
Net cash provided by operating activities                              57       15
                                                                     -----    -----

Cash Flows From Investing:
   Construction expenditures                                          (22)     (26)
   Intercompany notes receivable                                       62       43
                                                                     -----    -----
Net cash provided by investing activities                              40       17
                                                                     -----    -----

Cash Flows From Financing:
   Dividends on common stock                                          (39)     (31)
   Dividends on preferred stock                                        (1)      (2)
   Redemptions:
      Long-term debt                                                  (95)      (5)
   Issuances:
      Intercompany notes payable                                       39        -
                                                                     -----    -----
Net cash used in financing activities                                 (96)     (38)
                                                                     -----    -----

Net change in cash and cash equivalents                                 1       (6)
Cash and cash equivalents at beginning of year                         17       26
                                                                     -----    -----
Cash and cash equivalents at end of period                           $ 18     $ 20
                                                                     =====    =====

Cash paid during the periods:
   Interest                                                          $ 20     $ 20
   Income taxes, net                                                   14        9

See Notes to Financial Statements.




                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                    STATEMENT OF COMMON STOCKHOLDER'S EQUITY
                            (Unaudited, in millions)

                                                                   Three Months Ended    Six Months Ended
                                                                      June 30,              June 30,
                                                                   ------------------  -------------------
                                                                      2003     2002     2003     2002
                                                                     ------   ------   -----    -----
Common stock                                                         $ 120    $ 120    $ 120    $ 120

Retained earnings
   Beginning balance                                                   387      430      405      444
   Net income                                                            3        8        5       10
   Common stock dividends                                              (20)     (16)     (39)     (31)
   Preferred stock dividends                                             -       (1)      (1)      (2)
                                                                      -----   ------   ------   ------
                                                                       370      421      370      421
                                                                      -----   ------   ------   ------

Accumulated other comprehensive income (loss)
   Beginning balance - derivative financial instruments                  -        -        -        -
   Change in derivative financial instruments in current period         (2)       -       (2)       -
                                                                     ------   ------   ------   ------
                                                                        (2)       -       (2)       -
                                                                     ------   ------   ------   ------
   Beginning balance - minimum pension liability                       (13)       -      (13)       -
   Change in minimum pension liability in current period                 -        -        -        -
                                                                     ------   ------   ------   ------
                                                                       (13)       -      (13)        -
                                                                     ------   ------   ------   ------

                                                                       (15)       -      (15)       -
                                                                     ------   ------   ------   ------

Total common stockholder's equity                                    $ 475    $ 541    $ 475    $ 541
                                                                     ======   ======   ======   ======


Comprehensive income, net of taxes
   Net income                                                        $   3    $   8    $   5    $  10
   Unrealized net gain/(loss) on derivative hedging instruments,
        net of income taxes of $(1), $-, $(1) and $-, respectively      (2)       -       (2)       -
                                                                     ------   ------   ------   ------
Total comprehensive income, net of taxes                             $   1    $   8    $   3    $  10
                                                                     ======   ======   ======   ======

See Notes to Financial Statements.

CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003


NOTE 1 - Summary of Significant Accounting Policies

General

     Central Illinois Public Service Company, headquartered in Springfield, Illinois, operates as AmerenCIPS and is a wholly-owned subsidiary of Ameren Corporation (Ameren). Our principal business is the rate-regulated transmission and distribution of electricity and the distribution of natural gas to residential, commercial, industrial and wholesale users in Illinois. Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal subsidiaries and our affiliates are as follows:
o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated electric transmission and distribution business, an electric generation business and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company), which operates Ameren's non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods primarily over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren-affiliated companies, and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. Generating Company supplies electric power to Marketing Company which, in turn, supplies us with power under a power supply agreement (Power Supply Agreement).
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for Ameren-affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

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

Accounting Changes and Other Matters

Statement of Financial Accounting Standards (SFAS) No. 143 - "Accounting for Asset Retirement Obligations"

     We adopted the provisions of SFAS 143 effective January 1, 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS 143 requires us to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to adjust asset retirement obligations based on changes in estimated fair value. Corresponding increases in asset book values are depreciated over the remaining useful life of the related asset. Uncertainties as to the probability, timing or amount of cash flows associated with an asset retirement obligation affect our estimates of fair value.

     We have determined that certain other asset retirement obligations exist. However, we are unable to estimate the fair value of those obligations because the probability, timing or amount of cash flows associated with the obligations are indeterminable. We do not believe that these obligations, when incurred, will have a material adverse impact on our financial position, results of operations or liquidity.

     Historically, our depreciation methodology has included an estimated cost of dismantling and removing plant from service upon retirement. Because these estimated costs of removal have been included in the cost of service upon which our present utility rates are based, and with the expectation that this practice will continue in the jurisdictions in which we operate, adoption of SFAS 143 did not result in any change in the depreciation accounting practices of our rate-regulated operations. We have estimated future removal costs embedded in accumulated depreciation related to rate-regulated plant assets were approximately $127 million at June 30, 2003.

SFAS  No.  150  -   "Accounting   for   Certain   Financial   Instruments   with
Characteristics of Both Liabilities and Equity"

     In May 2003, the FASB issued SFAS 150 that established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments that were issued in the form of shares with an unconditional obligation, where the issuer must redeem the instrument by transferring its assets on a specified date, be classified as liabilities. Accordingly, SFAS 150 requires issuers to classify mandatorily redeemable financial instruments as liabilities. SFAS 150 also requires such financial instruments to be measured at fair value and a cumulative effect adjustment to be recognized in the statement of income for any difference between the carrying amount and fair value. SFAS 150 will be effective in the third quarter of 2003. SFAS 150 will not have any impact on our financial position, results of operations or liquidity upon adoption in the third quarter of 2003.

FASB Interpretation No. (FIN) 46 - "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements"

     The FASB issued FIN 46 in January 2003. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 will determine the following:

     o Whether consolidation is required under the "controlling financial interest" model of ARB 51, or other existing authoritative guidance;
     o Or, alternatively, whether the variable-interest model under FIN 46 should be used to account for existing and new entities.

     The initial application of FIN 46 depends on the date that the VIE was created. For public entities, FIN 46 is effective no later than the beginning of the first interim period that starts after June 15, 2003. At this time, we are assessing the impact of FIN 46 on our financial position, results of operations or liquidity upon adoption in the third quarter of 2003.

Interchange Revenues

     Interchange revenues included in Operating Revenues - Electric were $10 million for the three months ended June 30, 2003 (2002 - $8 million) and $18 million for the six months ended June 30, 2003 (2002 - $18 million).

Purchased Power

     Purchased power included in Operating Expenses - Purchased Power was $82 million for the three months ended June 30, 2003 (2002 - $101 million) and $168 million for the six months ended June 30, 2003 (2002 - $206 million).

Excise Taxes

     Excise taxes on our Illinois gas customer bills are imposed on us and are recorded gross in Operating Revenues and Other Taxes. Excise taxes recorded in Operating Revenues and Other Taxes for the three months ended June 30, 2003 were $3 million (2002 - $2 million) and $8 million for the six months ended June 30, 2003 (2002 - $7 million). Excise taxes applicable to Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable and included in Taxes Accrued on the Balance Sheet.

Pension

     At December 31, 2002, Ameren recorded a minimum pension liability of $102 million, after taxes, which resulted in a charge to Accumulated Other Comprehensive Income (Loss)(OCI) and a reduction in stockholders' equity. Our portion of the minimum pension liability was $13 million, after taxes. Based on changes in interest rates, Ameren may need to change its actuarial assumptions for its pension plan at December 31, 2003, which could result in a requirement to record an additional minimum pension liability.


NOTE 2 - Rate and Regulatory Matters

Intercompany Purchase of Illinois Service Territory

     On May 30, 2003, in a proceeding  before the Illinois  Commerce  Commission
(ICC) involving a request for approval of an intercompany transfer of certain electric generating facilities from Generating Company to AmerenUE, AmerenUE filed a Notice of Withdrawal with the ICC stating that AmerenUE had elected not to pursue approval of the transfer and was withdrawing its request. In the Notice, AmerenUE stated that the concerns expressed by the ICC Staff regarding AmerenUE's means of satisfying its generating capacity needs, as well as the Missouri Public Service Commission's (MoPSC) views of the appropriate means of meeting generating capacity obligations, have demonstrated to AmerenUE the difficulty of a single company operating as an electric utility in both a regulated generation jurisdiction such as Missouri and an unregulated generation jurisdiction such as Illinois. To remedy this difficulty, AmerenUE announced in the Notice its plan to limit its public utility operations to the State of Missouri and to discontinue operating as a public utility subject to ICC regulation. AmerenUE intends to accomplish this plan by selling its Illinois-based electric and natural gas businesses, including its Illinois-based distribution assets and certain of its transmission assets, to us. In 2002, AmerenUE's Illinois service territory generated revenues of $166 million and is estimated to have a net book value of $138 million at December 31, 2003. AmerenUE's electric generating facilities and certain of its electric transmission facilities in Illinois would not be part of the sale. The sale of AmerenUE's Illinois-based utility businesses to us will require the approval of the ICC, the Federal Energy Regulatory Commission (FERC), the MoPSC and the SEC under the provisions of the PUHCA. On June 13, 2003, the ICC Staff filed a response to AmerenUE's Notice of Withdrawal indicating that the ICC Staff did not object to it and on July 23, 2003, the ICC issued an order accepting the withdrawal. In the third quarter of 2003, AmerenUE expects to file with the MoPSC, the ICC, the FERC and the SEC for the authority to transfer its Illinois-based utility businesses, at net book value, to us. AmerenUE proposes to transfer approximately one-half of the assets directly to us in consideration for a promissory note, and approximately one-half of the assets by means of a dividend in kind to Ameren followed by a capital contribution of the assets from Ameren to us.


     We are unable to predict the ultimate outcome of these regulatory proceedings or the timing of the final decisions of the various agencies. As a result, we are not able at this time to estimate the impact of this transaction on our financial position, results of operations or liquidity.

Regional Transmission Organization (RTO)

     Since April 2002, we, AmerenUE and subsidiaries of FirstEnergy Corporation and NiSource Inc. (collectively the GridAmerica Companies) have participated in a number of filings at the FERC in an effort to form GridAmerica LLC as an independent transmission company (ITC). On December 19, 2002, the FERC issued an order conditionally approving the formation and operation of GridAmerica as an ITC within the Midwest Independent System Operator (Midwest ISO), subject to further compliance filings.

     In response to the December 19, 2002 order, the GridAmerica Companies made three additional filings at the FERC. On January 31, 2003, the GridAmerica Companies filed a request for authorization to transfer functional control of certain transmission assets to GridAmerica. On February 18, 2003, the GridAmerica Companies filed revised agreements codifying the formation and operation of GridAmerica to reflect changes requested by the FERC in the December 19, 2002 order. On February 28, 2003, the GridAmerica Companies together with the Midwest ISO filed revisions to the Midwest ISO Open Access Transmission Tariff (OATT) to provide rates for service over the transmission facilities to be transferred to GridAmerica by the GridAmerica Companies.

     On April 30, 2003, the FERC issued orders in response to the January 31, 2003 and February 28, 2003 filings. In its order regarding the GridAmerica Companies' request to transfer functional control of their transmission assets to GridAmerica, the FERC authorized the transfer. In response to the February 28, 2003 filing, the FERC accepted the amendments to the Midwest ISO OATT effective upon the commencement of service over the GridAmerica transmission facilities under the Midwest ISO OATT, suspended the proposed rates for a nominal period, subject to refund, and established hearing and settlement procedures to determine the justness and reasonableness of the proposed rate amendments to the Midwest ISO OATT. At this time, the parties are pursuing settlement of the disputed rate issues. Absent settlement, the rates filed in the February 28, 2003 filing will go into effect on October 1, 2003, subject to refund. On May 15, 2003, the FERC issued an order accepting the February 18, 2003 compliance filing.

     Once GridAmerica becomes operational and Ameren has secured approval to participate in GridAmerica from the MoPSC, the FERC has ordered the return of the $18 million exit fee, with interest, paid by Ameren when it previously left the Midwest ISO. Our portion of the exit fee to be returned is $5 million. Until the tariffs and other material terms of our and AmerenUE's participation in GridAmerica, and GridAmerica's participation in the Midwest ISO, are finalized and approved by the FERC, we are unable to predict the impact that on-going regional transmission organization developments will have on our financial position, results of operations or liquidity. We expect GridAmerica to become operational in late 2003, subject to regulatory approvals.

     In July 2003, the FERC issued an Order (July Order) that could potentially reduce Ameren's, as well as other utilities', "through and out" transmission revenues effective November 1, 2003, reversing an Administrative Law Judge's previous decision on this matter. The revenues subject to elimination by the July Order are those revenues from transmission reservations that travel through or out of our transmission system and are also used to provide electricity to load within the Midwest ISO or PJM Interconnection LLC systems. The magnitude of the potential net revenue reduction resulting from the July Order is still being evaluated, but could be up to $20 to $25 million annually for Ameren. While it is anticipated that Ameren's transmission revenues could be reduced by the July Order, transmission expenses for our affiliates could also be reduced. Our portion of the potential net revenue reduction could be up to $6 to $8 million annually. Moreover, the FERC's Order explicitly permits companies participating in an RTO to seek collection of the lost "through and out" revenues through other rate mechanisms. At this time, we intend to seek rehearing of the July Order. We also intend to seek recovery of any potential lost "through and out" revenues through rate mechanisms acknowledged by the FERC in the July Order.

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

     Although  issuance of the final rule is  uncertain  and its  implementation schedule is unknown, the Midwest ISO is already in the process of implementing a separate market design similar to the proposed market design in the NOPR. In July 2003, the Midwest ISO filed with the FERC a revised OATT codifying the terms and conditions under which it will implement the new market design. The Midwest ISO has targeted March 2004 as the start date for implementation. We are reviewing the Midwest ISO's market design and the potential impact of the market design on the cost and reliability of service to retail customers. At this time, we are unable to predict the ultimate impact the new market design will have on our future financial position, results of operations or liquidity.

Illinois Gas

     In November 2002, we filed a request with the ICC to increase annual rates for natural gas service by approximately $16 million. The ICC Staff has recommended an annual increase of approximately $8 million. In addition, other parties have proposed a lower increase in this case. Hearings were completed in June and July 2003. The ICC has until October 2003 to render a decision in this gas case and any rate change is expected to be effective in November 2003.

Illinois Electric

     Commencing in 2002, all of our Illinois residential, commercial and industrial customers had choice in electric suppliers as provided by the Electric Service Customer Choice and Rate Relief Law of 1997. Several commercial and industrial customers switched to Marketing Company for their energy supply resulting in a decline in our revenues and a corresponding decrease in purchased power of approximately $23 million for the three months ended June 30, 2003 and $42 million six months ended June 30, 2003. We continue to provide electric delivery service to these customers and charge them ICC approved delivery service tariff rates for that service.

NOTE 3 - Related Party Transactions

     We have transactions in the normal course of business with Ameren and its other subsidiaries. These transactions are primarily comprised of power purchases and sales, as well as other services received or rendered. An electric power supply agreement was entered into between Generating Company and its non-regulated affiliate, Marketing Company (Generating-Marketing Agreement), both wholly-owned subsidiaries of Resources Company. Subsequently, Marketing Company entered into the Power Supply Agreement with our company to supply us sufficient energy and capacity to meet our obligations to offer service to our retail customers and to fulfill our other obligations under applicable federal and state tariffs or contracts through December 31, 2004. The Power Supply Agreement and the Generating-Marketing Agreement may be terminated upon at least one year's notice given by either party, but in no event can either agreement be terminated prior to December 31, 2004. We expect Marketing Company to seek to extend the Power Supply Agreement through December 31, 2006. An extension of the Power Supply Agreement will depend on compliance with regulatory requirements in effect as to Marketing Company at the time; and we cannot predict whether Marketing Company will be successful in securing an extension of this agreement. The ICC authorized the extension of this agreement in its order approving Ameren's acquisition of CILCORP. A portion of the capacity and energy supplied by Generating Company to Marketing Company will be resold to us for resale to our native load customers at rates specified by the ICC, which approximate the historical regulatory rates for generation, or to retail customers allowed choice of an electric supplier under state law at market-based prices. We are obligated to pay a capacity charge per megawatt hour, per year to Marketing Company or the greater of our forecasted peak demand or actual demand plus sales at market based rates. We are also subject to energy charges per megawatt hour for all energy sales other than sales at market-based rates. Charges are paid monthly. Due to the Generating-Marketing Agreement, Generating Company bears the all generation related operating risks, including plant performance, operations, maintenance, efficiency, employee retention and other matters. There are no guarantees, bargain purchase options or other terms that may convey to us the right to use the property, plant and equipment of Generating Company. Intercompany power purchases under the Power Supply Agreement and from EEI, an affiliate, totaled $82 million for the three months ended June 30, 2003 (2002 - $101 million) and $168 million for the six months ended June 30, 2003 (2002 - $206 million).

     We have the ability to borrow from Ameren and AmerenUE, through a utility money pool agreement. Ameren Services administers the utility money pool and tracks internal and external funds separately. Internal funds are surplus funds contributed to the money pool from participants. The primary source of external funds for the utility money pool at June 30, 2003 was AmerenUE's commercial paper program. Through the utility money pool, we can access committed credit facilities at Ameren and AmerenUE, which totaled $757 million at June 30, 2003. These facilities are in addition to our own $15 million in committed credit facilities. The total amount available to us at any given time from the utility money pool is reduced by the amount of borrowings by our affiliates, but increased to the extent Ameren, AmerenUE or Ameren Services has surplus funds and the availability of other external borrowing sources. The availability of funds is also determined by funding requirements and limits established by the PUHCA. We, along with AmerenUE and Ameren Services, rely on the utility money pool to coordinate and provide for certain short-term cash and working capital requirements. Borrowers receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. Interest is calculated at varying rates of interest depending on the composition of internal and external funds in the utility money pool. The average interest rate for the utility money pool for the three months ended June 30, 2003 was 1.19% (2002 - 1.75%) and 1.25% for the six months ended June 30, 2003 (2002 -
1.77%). At June 30, 2003, we did not have any intercompany receivables outstanding (December 31, 2002 - $16 million) through the utility money pool. We had $39 million in intercompany money pool borrowings outstanding at June 30, 2003 (December 31, 2002 - none). Subject to the receipt of regulatory approval, which is being pursued, AmerenCILCO will also participate in the utility money pool arrangement.

     Costs of support services provided by Ameren Services, including wages, employee benefits and professional services, are based on actual costs incurred. Support services provided by Ameren Services included in Operating Expenses - Other Operations and Maintenance for the three months ended June 30, 2003 totaled $14 million (2002 - $15 million) and $29 million for the six months ended June 30, 2003 (2002 - $31 million).

     As of June 30, 2003, intercompany receivables included in Miscellaneous Accounts and Notes Receivable were approximately $12 million (December 31, 2002
- $12 million). As of June 30, 2003, intercompany payables included in Accounts and Wages Payables totaled approximately $56 million (2002 - $63 million).

     Our intercompany note receivable from Generating Company was approximately $373 million (December 31, 2002 - $419 million) including the current portion of $49 million (December 31, 2002 - $46 million) as of June 30, 2003. Our intercompany interest income recorded in Miscellaneous Income was approximately $7 million for the three months ended June 30, 2003 (2002 - $7 million) and $14 million for the six months ended June 30, 2003 (2002 - $16 million).


NOTE 4 - Property and Plant, Net

Property and plant, net at June 30, 2003 and December 31, 2002, consisted of the following:

---------------------------------------------------------------------------------------
                                                      June 30, 2003   December 31, 2002
---------------------------------------------------------------------------------------
Property and plant, at original cost:
 Electric                                                 $1,267          $1,248
 Gas                                                         292             290
 Other                                                         5               5
---------------------------------------------------------------------------------------
                                                          $1,564          $1,543
  Less accumulated depreciation and amortization             752             732
---------------------------------------------------------------------------------------
                                                             812             811
Construction work in progress:
 Other                                                        10              14
---------------------------------------------------------------------------------------
Property and plant, net                                   $  822          $  825
---------------------------------------------------------------------------------------


NOTE 5 - Debt Financings

     On April 1, 2003, we repaid $40 million first mortgage bonds 6.375% Series Z which matured on that date. We also redeemed in April 2003, prior to maturity and at par, our $50 million first mortgage bonds 7.5% Series X due July 1, 2007.

     In July 2003, Ameren entered into two new credit agreements for $470 million in revolving credit facilities to be used for general corporate purposes, including the support of commercial paper programs. The $470 million in new facilities includes a $235 million 364-day revolving credit facility and a $235 million three-year revolving credit facility. These new credit facilities replaced Ameren's existing $270 million 364-day revolving credit facility, which matured in July 2003, and a $200 million facility, which would have matured in December 2003. The new credit facilities contain provisions which require Ameren to meet minimum Employee Retirement Income Security Act (ERISA) funding requirements for Ameren's pension plan. The prior credit facilities included more restrictive provisions related to the funded status of Ameren's pension plan, which are not present in the new facilities. In addition, in July 2003, Ameren Corporation entered into an amendment of an existing $130 million multi-year credit facility that similarly modified the ERISA-related provisions in this facility. As a result, all of Ameren's facilities require it to meet minimum ERISA funding requirements, but do not otherwise limit the underfunded status of its pension plan. At July 31, 2003, all of such borrowing capacity under these facilities was available.

     At June 30, 2003, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business.

     Amortization of debt issuance costs and any premium or discounts were less than $1 million for the three months ended June 30, 2003 (2002 - $1 million) and less than $1 million for the six months ended June 30, 2003 (2002 - $1 million) and were included in interest expense in the income statement.

     At June 30, 2003, Ameren and its subsidiaries, including us, were in compliance with their financial agreement provisions and covenants.


NOTE 6 - Miscellaneous, Net

     Miscellaneous, net for the three and six months ended June 30, 2003 and 2002 consisted of the following:

---------------------------------------------------------------------------------------
                                                    Three Months          Six Months
                                                2003        2002       2003       2002
---------------------------------------------------------------------------------------
Miscellaneous income:
   Interest and dividend income                  $7          $7         $14        $16
   Other                                          -           -           -          1
---------------------------------------------------------------------------------------
Total miscellaneous income                       $7          $7         $14        $17
---------------------------------------------------------------------------------------
Miscellaneous expense:
  Other                                         $(1)         $-         $(2)       $(1)
---------------------------------------------------------------------------------------
Total miscellaneous expense                     $(1)         $-         $(2)       $(1)
---------------------------------------------------------------------------------------


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

     Segment information for the three and six months ended June 30, 2003 and 2002 was as follows:

--------------------------------------------------------------------------------
                                       Electric        Gas            Total
--------------------------------------------------------------------------------
Three months ended June 30, 2003
--------------------------------------------------------------------------------
Revenues                                $ 137         $  30          $  167
Operating income                            9             -               9
--------------------------------------------------------------------------------
Three months ended June 30, 2002
--------------------------------------------------------------------------------
Revenues                                $ 161         $  26          $  187
Operating income                           11             -              11
--------------------------------------------------------------------------------
Six months ended June 30, 2003
--------------------------------------------------------------------------------
Revenues                                $ 269         $ 107          $  376
Operating income                           12             4              16
--------------------------------------------------------------------------------
Six months ended June 30, 2002
--------------------------------------------------------------------------------
Revenues                                $ 311         $  91          $  402
Operating income                           10             4              14
--------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     Central Illinois Public Service Company, headquartered in Springfield, Illinois, operates as AmerenCIPS and is a wholly-owned subsidiary of Ameren Corporation (Ameren). Our principal business is the rate-regulated transmission and distribution of electricity and the distribution of natural gas to residential, commercial, industrial and wholesale users in Illinois. Ameren is a public utility holding company registered with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to us, Ameren's principal subsidiaries and our affiliates are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.
o Central Illinois Light Company, a subsidiary of CILCORP Inc. (CILCORP), which operates a rate-regulated electric transmission and distribution business, an electric generation business and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. Ameren completed its acquisition of CILCORP on January 31, 2003. See Acquisitions for further information.
o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company), which operates non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods primarily over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren-affiliated companies, and AmerenEnergy Medina Valley Cogen (No.4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See Acquisitions for further information. Generating Company supplies electric power to Marketing Company which, in turn, supplies us with power under a power supply agreement (Power Supply Agreement).
o AmerenEnergy, Inc. (AmerenEnergy), which serves as a power marketing and risk management agent for Ameren-affiliated companies for transactions of primarily less than one year.
o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI.
o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries, including us. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

     You should read the following discussion and analysis in conjunction with:
o The financial statements and related notes included in this Quarterly Report on Form 10-Q.
o The financial statements and related notes included in our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
o Management's Discussion and Analysis of Financial Condition and Results of Operations that is included in our 2002 Annual Report on Form 10-K for the period ended December 31, 2002, as amended by Form 10-K/A.
o The audited financial statements and related notes that are included in our 2002 Annual Report on Form 10-K for the period ended December 31, 2002, as amended by Form 10-K/A.

     When we refer to AmerenCIPS, our, we or us, we are referring to Central Illinois Public Service Company. All tabular dollar amounts are in millions, unless otherwise indicated.

     Our results of operations and financial position are impacted by many factors. Weather, economic conditions, and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also impacted by seasonal fluctuations caused by winter heating and summer cooling demand. With nearly all of our revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. We principally utilize electric power and natural gas in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather and many other factors. We do not have a purchased power recovery mechanism in Illinois for our electric utility business, but we do have a gas cost recovery mechanism for our gas utility business. In addition, our electric rates in Illinois are largely set through 2006. Fluctuations in interest rates impact our cost of borrowings, and pension and post-retirement benefits. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our transmission and distribution systems, and the level of operating and administrative costs and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

Acquisitions

     On January 31, 2003, Ameren completed its acquisition of all of the outstanding common stock of CILCORP from The AES Corporation. CILCORP is the parent company of Peoria, Illinois-based Central Illinois Light Company, which operated as CILCO. With the acquisition, CILCO became an indirect Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed its acquisition of AES Medina Valley
Cogen (No. 4), LLC (Medina Valley) which indirectly owns a 40 megawatt, gas-fired electric generation plant. With the acquisition, Medina Valley, which Ameren renamed AmerenEnergy Medina Valley Cogen (No. 4), LLC, became a wholly-owned subsidiary of Resources Company. The results of operations for CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC were included in Ameren's consolidated financial statements effective with the January and February 2003 acquisition dates. Our results of operations for the three and six months ended June 30, 2003 were not impacted by these acquisitions.

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

     The total acquisition cost was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of $895 million and consideration of $489 million in cash, net of cash acquired. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and its issuance in early 2003 of an additional 6.325 million common shares which together generated aggregate net proceeds of $575 million.


RESULTS OF OPERATIONS

Earnings Summary

     Our net income decreased to $3 million in the second quarter of 2003 from $8 million in the second quarter of 2002. The principal reason for the decrease in net income was milder weather in our service territory ($5 million, net of taxes) which reduced electric and gas margins. The negative impact of weather on electric and gas margins was partially offset by increased interchange revenues ($1 million, net of taxes) and decreased interest expense related to lower long term debt levels ($1 million, net of taxes).

     Our net income decreased to $5 million in the first six months of 2003 from $10 million in the first six months of 2002. In addition to the items discussed above, net income for the first six months of 2003 benefited from favorable gas margins, primarily due to increased demand, resulting from colder winter weather in early 2003. The favorable gas margins in the first six months of 2003 were partially offset by a decline in the amount of intercompany interest we received on the Generating Company subordinated promissory note resulting from a lower principal balance outstanding ($1 million, net of taxes).

Electric Operations

     The following table represents the favorable (unfavorable) variation on electric margins for the three and six months ended June 30, 2003 from the comparable periods in 2002:

--------------------------------------------------------------------------------
                                                    Three Months    Six Months
--------------------------------------------------------------------------------
Electric Revenues:
    Effect of weather (estimate)                      $  (8)           $  (3)
    Interchange revenues                                  2                -
    Growth and other (estimate)                         (18)             (39)
--------------------------------------------------------------------------------
Total variation in electric operating revenues        $ (24)           $ (42)
Purchased power variation:                            $  19            $  38
--------------------------------------------------------------------------------
Change in electric margin                             $  (5)           $  (4)
--------------------------------------------------------------------------------

     Electric margins decreased $5 million for the three months ended June 30, 2003 and $4 million for the six months ended June 30, 2003 compared to the same periods in 2002 principally due to cooler-than-normal weather in the second quarter versus warmer-than normal conditions in the same period in 2002. We had 53% less cooling degree days in the second quarter which resulted in decreases in residential (18%) and commercial (25%) sales for the three months ending June 30, 2003. However, colder winter weather benefited electric margins in the first quarter of 2003, reducing the net impact of weather on the first six months of 2003 as compared to the same period in 2002.

     Commencing in 2002, all of our Illinois residential, commercial and industrial customers had choice in electric suppliers as provided by the Electric Service Customer Choice and Rate Relief Law of 1997. Since then, several commercial and industrial customers have switched to Marketing Company for their energy supply resulting in a decline in our revenues and a corresponding decrease in purchased power of approximately $23 million for the three months ended June 30, 2003 and $42 million for the six months ended June 30, 2003. We continue to provide electric delivery service to these customers and charge them Illinois Commerce Commission (ICC) approved delivery service tariff rates for that service.

Gas Operations

     Our gas margins decreased $2 million for the three months ended June 30, 2003 compared to the same period in 2002 primarily due to unfavorable weather. We had 10% less heating degree days for our service territory for the second quarter of 2003. For the first six months of 2003 compared to 2002, gas margins increased $1 million compared to the same period in 2002 primarily due to increased customer demand resulting from colder winter weather in the first quarter of 2003.

Other Operating Expenses

Other Operations and Maintenance

     Other operations and maintenance expenses decreased $2 million for the three months and decreased $1 million for the six months ended June 30, 2003, compared to the same periods in 2002, primarily due to a decrease in professional services expenses.

     Costs of support services provided by Ameren Services, including wages, employee benefits and professional services, are based on actual costs incurred and were included in other operations and maintenance expenses. See Note 3 - Related Party Transactions to our Financial Statements under Item 1 of Part I of this report for further information.

Depreciation and Amortization

     Depreciation and amortization expenses were comparable for the three months ended June 30, 2003 compared to the same period in 2002. For the first six months of 2003, depreciation and amortization increased $1 million compared to the same period in 2002 primarily resulting from transmission and distribution-related additions.

Income Taxes

     Income taxes decreased $1 million for both the three and six months ended June 30, 2003 compared to the prior year periods primarily due to lower pre-tax income.

Other Taxes

     Other taxes increased $1 million for the three and six months ended June 30, 2003 compared to the same periods in 2002 due to tax refunds received in 2002.

Other Income and Deductions

     Other income and deductions (excluding income taxes) decreased $1 million for the three months ended June 30, 2003 compared to the same period in 2002, primarily due to a decrease in contributions in aid of construction ($1 million). For the six months ended June 30, 2003, other income and deductions decreased $4 million compared to the same period in 2002, primarily due to a decline in intercompany interest we received on the Generating Company subordinated promissory note resulting from lower principal balance outstanding ($2 million) as well as a decrease in contributions in aid of construction ($2 million).

Interest

     Interest expense decreased $1 million for the three months ended June 30, 2003 and $2 million for the six months ended June 30, 2003 compared to the same periods in 2002, primarily due to less interest expense as a result of the redemption of first mortgage bonds in the third quarter of 2002 and in the second quarter of 2003. See Note 5 - Debt Financings to our Financial Statements under Item 1 of Part I of this report for further information.


LIQUIDITY AND CAPITAL RESOURCES

Operating

     Cash provided by operating activities was $57 million in the first six months of 2003 compared to $15 million in the first six months of 2002. The increase was primarily due to variations in working capital between the periods.

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

Investing

     Our net cash provided by investing activities was $40 million for the six months ended June 30, 2003 compared to $17 million for the same period in 2002. Cash provided by investing activities increased in the first six months of 2003 as a result of principal payments received on our intercompany note receivable with Generating Company coupled with a decrease in construction expenditures. Capital expenditures for transmission and distribution related activities are expected to approximate $55 million in 2003.

Financing

     Our cash flows used in financing activities were $96 million for the six months ended June 30, 2003 as compared to $38 million for the same period in 2002. Our principal financing activities for the six-month periods included the payment of dividends and the redemption of long-term debt.

     We are authorized by the SEC under the PUHCA to have up to $250 million of short-term unsecured debt instruments outstanding at any time.

Debt Issuances and Redemptions

     On April 1, 2003, we repaid $40 million of first mortgage bonds 6.375% Series Z which matured on that date. We also redeemed in April 2003, prior to maturity and at par, our $50 million first mortgage bonds 7.5% Series X due July 1, 2007.

Short-Term Debt and Liquidity

     Short-term debt typically consists of intercompany borrowings through Ameren's utility money pool. At June 30, 2003, Ameren and its subsidiaries had committed credit facilities, expiring at various dates through 2005, totaling $772 million, excluding AmerenCILCO facilities of $59 million, EEI facilities of $41 million and AmerenUE's nuclear fuel lease facilities of $120 million. This amount includes $757 million of committed credit facilities at Ameren and AmerenUE and $15 million of our committed bank lines of credit. We access these combined facilities through Ameren's utility money pool arrangement. AmerenUE and Ameren Services may also borrow under this arrangement. Subject to the receipt of regulatory approval, which is being pursued, AmerenCILCO will also participate in the utility money pool arrangement. These committed credit facilities are also used to support Ameren's commercial paper program and AmerenUE's commercial paper program, under which $177 million was outstanding at June 30, 2003. At June 30, 2003, $595 million was unused and available under these committed credit facilities.

     In July 2003, Ameren entered into two new credit agreements for $470 million in revolving credit facilities to be used for general corporate purposes, including the support of commercial paper programs. The $470 million in new facilities includes a $235 million 364-day revolving credit facility and a $235 million three-year revolving credit facility. These new credit facilities replaced Ameren's existing $270 million 364-day revolving credit facility, which matured in July 2003, and a $200 million facility, which would have matured in December 2003. The new credit facilities contain provisions which require Ameren to meet minimum Employee Retirement Income Security Act (ERISA) funding requirements for its pension plan. The prior credit facilities included more restrictive provisions related to the funded status of Ameren's pension plan, which are not present in the new facilities. In addition, in July 2003, Ameren entered into an amendment of an existing $130 million multi-year credit facility that similarly modified the ERISA-related provisions in this facility. As a result, all of Ameren's facilities require it to meet minimum ERISA funding requirements, but do not otherwise limit the underfunded status of its pension plan. At July 31, 2003, all of such borrowing capacity under these facilities was available.

     We rely on access to short-term and long-term capital markets as a significant source of funding for capital requirements not satisfied by our operating cash flows. Our inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact our ability to maintain and grow our businesses. Based on our current credit ratings, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected.

Financial Agreement Provisions and Covenants

     Our financial agreements and those of Ameren include customary default provisions that could impact the continued availability of credit or result in the acceleration of repayment. The majority of committed credit facilities of Ameren and its subsidiaries require the borrower to represent, in connection with any borrowing under the facility that no material adverse change has occurred since certain dates. None of our financing arrangements nor those of Ameren and its subsidiaries contains credit rating triggers, except for three funded bank term loans at AmerenCILCO totaling $105 million at June 30, 2003.

     At June 30, 2003, Ameren and its subsidiaries, including us, were in compliance with their financial agreement provisions and covenants.

Off-Balance Sheet Arrangements

     At June 30, 2003, neither Ameren, nor any of its subsidiaries, including us, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business.


OUTLOOK

     We believe there will be challenges to earnings in 2003 and beyond due to industry-wide trends and company-specific issues. The following are expected to put pressure on earnings in 2003 and beyond:

o    Weak economic conditions, which impact native load demand;
o    Fixed electric rates in our Illinois service territory;
o The adverse effects of rising employee benefit costs and higher insurance costs; and
o    An assumed return to more normal weather patterns relative to 2002.

     In late 2002, we and Ameren announced the following actions to mitigate the effect of these challenges:

o A voluntary retirement program that was accepted by approximately 550 Ameren employees, including approximately 70 of our employees and additional employees providing support functions to us through Ameren Services;
o Modifications to retiree employee benefit plans to increase co-payments and limit Ameren's overall cost;
o    A wage freeze in 2003 for all management employees; and
o    Reductions of 2003 expected capital expenditures.

     We are pursuing an annual gas rate increase of approximately $16 million in Illinois. See Note 2 - Rate and Regulatory Matters to our Financial Statements under Item 1 of Part I of this report for additional information. Ameren is also considering additional actions, including modifications to active employee benefits, further staffing reductions and other initiatives.

     International Brotherhood of Electrical Workers (IBEW) labor agreements for one bargaining unit covering 70% of our workforce expired between April 1 and July 1, 2003. The principal issues being negotiated with regard to continuation of these labor agreements are wages, work rules and our proposal to change the employee medical benefit program to require employees to pay for a greater portion of their benefit coverage. Changes to the employee medical benefits program have been agreed to with a joint bargaining committee representing all unions; however, the changes cannot be implemented without ratification by a majority of the collective membership of all bargaining units. We are unable to predict whether the agreements will be ratified or the response of other union-represented employees to any action by its employees. We are unable to determine what, if any, impact these labor matters could have on our future financial condition, results of operations or liquidity.

     At December 31, 2002, Ameren recorded a minimum pension liability of $102 million, after taxes, which resulted in a charge to Accumulated Other Comprehensive Income (Loss)(OCI) and a reduction in stockholders' equity. Our portion of the minimum pension liability was $13 million, after taxes. Based on changes in interest rates, Ameren may need to change its actuarial assumptions for its pension plan at December 31, 2003, which could result in a requirement to record an additional minimum pension liability.

     In the ordinary course of business, we and Ameren evaluate strategies to enhance our financial position, results of operations and liquidity. These strategies may include potential acquisitions, divestitures, opportunities to reduce costs or increase revenues and other strategic initiatives in order to increase Ameren's shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity.

REGULATORY MATTERS

     See Note 2 - Rate and Regulatory Matters to our Financial  Statements under
Item 1 of Part I of this report for information regarding the proposed transfer by our affiliate AmerenUE of their Illinois service territory to us, as well as other regulatory matters.

ACCOUNTING MATTERS

     See Note 1 - Summary of Significant Accounting Policies to our Financial Statements under Item 1 of Part I of this report for information.


ITEM 3. Quantitative And Qualitative Disclosures About Market Risk.

     Market risk represents the risk of changes in value of a physical asset or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables (e.g., interest rates, etc.). The following discussion of Ameren's risk management activities, including those of AmerenCIPS, includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. Ameren handles market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Ameren and our company also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risks and are not represented in the following discussion.

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

     Utilizing our debt outstanding at June 30, 2003, if interest rates increased by 1%, our annual interest expense and dividends on preferred stock would increase by less than $1 million and net income would decrease by less than $1 million. The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Equity Price Risk

     AmerenCIPS, along with other subsidiaries of Ameren, is a participant in Ameren's defined benefit and post-retirement benefit plans and are responsible for our proportional share of the costs. Ameren's costs of providing non-contributory defined benefit retirement and post-retirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. The market value of Ameren's plan assets has been affected by declines in the equity market since 2000 for the pension and post-retirement plans. As a result, at December 31, 2002, Ameren and its subsidiaries, including us, recognized an additional minimum pension liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions." The liability resulted in a reduction to equity as a result of a charge to Ameren's OCI of $102 million, net of taxes. Our portion of this charge to OCI was $13 million, net of taxes. The amount of the liability was the result of asset returns experienced through 2002, interest rates and Ameren's contributions to the plans during 2002. The minimum pension liability did not change at June 30, 2003. In future years, the liability recorded, the costs reflected in net income, or OCI, or cash contributions to the plans could increase materially without a recovery in equity markets in excess of Ameren's assumed return on plan assets. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, then the recorded liability would be reduced and a corresponding amount of equity would be restored in the Balance Sheet.

ITEM 4.  Controls and Procedures.

    (a) Evaluation of Disclosure Controls and Procedures

     As of June 30, 2003, the principal executive officer and principal financial officer of AmerenCIPS have evaluated the effectiveness of the design and operation of AmerenCIPS' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Commission Act of 1934, as amended (Exchange Act)). Based upon that evaluation, the principal executive officer and principal financial officer of AmerenCIPS have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to AmerenCIPS, which is required to be included in AmerenCIPS' reports filed or submitted with the SEC under the Exchange Act.

     (b) Change in Internal Controls

     There has been no significant change in AmerenCIPS' internal control over financial reporting that occurred during AmerenCIPS' most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, AmerenCIPS' internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

     Statements made in this report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings and others, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

o    the effects of regulatory actions, including changes in regulatory policy;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o delays in or difficulties in connection with the receipt of regulatory approvals with respect to AmerenUE's plan to discontinue operating as a public utility subject to ICC regulation and the transferring of AmerenUE's Illinois-based electric and natural gas businesses to us or unexpected adverse conditions or terms of those approvals;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a Federal Energy Regulatory Commission-approved Regional Transmission Organization, including activities associated with the Midwest Independent System Operator;
o availability and future market prices for purchased power, electricity and natural gas for distribution, including the use of financial and derivative instruments and volatility of changes in market prices and our ability to recover increased costs;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;

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

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     On June 18, 2003, twenty retirees and surviving spouses of retirees of our parent, Ameren Corporation, or its predecessors or subsidiaries (the plaintiffs) filed a complaint in the U.S. District Court, Southern District of Illinois, against Ameren, and its subsidiaries, Union Electric Company, operating as AmerenUE, Ameren Energy Resources Company, Ameren Energy Generating Company, Ameren Services Company and us, and against Ameren's Retiree Medical Plan (the defendants). The retirees were members of various local labor unions of the International Brotherhood of Electrical Workers (IBEW) and the International Union of Operating Engineers (IUOE). The complaint alleges the following:

o the labor organizations which represented the plaintiffs have historically negotiated retiree medical benefits with the defendants and that pursuant to the negotiated collective bargaining agreements and other negotiated documents, the plaintiffs are guaranteed medical benefits at no cost or at a fixed maximum cost during their retirement;
o Ameren has unilaterally announced that, beginning in 2004, retirees must pay a portion of their own health care premiums and either an increasing portion of their dependents' premiums or newly imposed dependents' premiums, and that surviving spouses will be paying increased amounts for their medical benefits;
o the defendants' actions deprive the plaintiffs of vested benefits and thus violate the Employee Retirement Income Security Act and the Labor
     Management Relations Act of 1947, and constitute a breach of the defendants' fiduciary duties; and
o    the defendants are estopped from changing the plan benefits.

     The plaintiffs have filed the complaint on behalf of themselves, other similarly situated former non-management employees and their surviving spouses who retired from January 1, 1992 through October 1, 2002, and on behalf of all subsequent non-management retirees and their surviving spouses whose vested medical benefits are reduced or are threatened with reduction. The plaintiffs seek to have this lawsuit certified as a class action, injunctive relief and declaratory relief, actual damages for any amounts they are made to pay as a result of the defendants' actions, and payment of attorney fees and costs. On August 11, 2003, the defendants filed motions to dismiss various counts of the complaint. We are unable to predict the outcome of this lawsuit or the impact of the outcome on our financial position, results of operations or liquidity.

     Reference is made to Note 12 to the Notes to Financial  Statements  in Item
8. "Financial Statements and Supplementary Data" in Part II of our 2002 Annual Report on Form 10-K, to Note 7 under Item 8. "Financial Statements and Supplementary Data" in Part II of the 2002 Annual Report on Form 10-K of our affiliates, CILCORP Inc. and Central Illinois Light Company, operating as AmerenCILCO, and to Item 1. "Legal Proceedings" in Part II of our Form 10-Q for the quarterly period ended March 31, 2003, for a discussion of a number of lawsuits that name our affiliates, AmerenUE and AmerenCILCO, our parent, Ameren Corporation, and us (which we refer to as the Ameren companies), along with numerous other parties as defendants that have been filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Since the filing of our Form 10-Q for the quarterly period ended March 31, 2003, eleven additional lawsuits have been filed against the Ameren companies. These lawsuits, like the previous cases, were mostly filed in the Circuit Court of Madison County in Illinois, involve a large number of total defendants and seek unspecified damages in excess of $50,000 in each case, which, if proved, typically would be shared among the named defendants. Also since the filing of our Form 10-Q for the quarterly period ended March 31, 2003, the Ameren companies have settled one case. To date, a total of 164 asbestos-related lawsuits have been filed against the Ameren companies, of which 84 are pending, 17 have been settled and 63 have been dismissed. Of these 164 lawsuits, we have been specifically named as a defendant in 60, of which 31 are pending, 8 have been settled and 21 have been dismissed. We believe that the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

     Note 2 - Rate and Regulatory Matters to our Financial Statements under Item 1 of Part I of this report contains additional information on legal and administrative proceedings which is incorporated by reference under this item.


ITEM 4.  Submission of Matters To a Vote of Security Holders.

     At our annual meeting of stockholders held on April 22, 2003, the election of directors was presented to the meeting for a vote and the results of such voting are as follows:

                                                                      Non-Voted
       Name                                For           Withheld      Brokers
       ----                                ---           --------      -------

       Paul A. Agathen                  25,475,840         474           0
       Warner L. Baxter                 25,475,872         442           0
       Richard A. Liddy                 25,475,877         437           0
       Richard A. Lumpkin               25,475,872         442           0
       Paul L. Miller, Jr.              25,475,877         437           0
       Charles W. Mueller               25,475,802         512           0
       Douglas R. Oberhelman            25,475,801         513           0
       Gary L. Rainwater                25,475,877         437           0
       Harvey Saligman                  25,475,872         442           0
       Thomas R. Voss                   25,475,877         437           0
       David A. Whiteley                25,475,877         437           0


ITEM 5.  Other Information.

     Reference is made to Item 2. "Properties" in Part I of our 2002 Annual Report on Form 10-K for a discussion of our membership in MAIN (Mid-America
Interconnected Network), which is one of the regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply. In response to the withdrawal notices filed by Commonwealth Edison and Illinois Power, also members of MAIN, we, along with our affiliates, AmerenUE and AmerenCILCO, provided formal written notice to the MAIN Board of Directors on June 23, 2003 of our intent to withdraw from MAIN effective January 1, 2005. We intend to join another Regional Reliability Organization (RRO) prior to our withdrawal from MAIN becoming effective. Until our withdrawal is effective, we will continue to honor all of our obligations as a member of MAIN. If we do not join another RRO, we may withdraw our notice of intent to withdraw from MAIN.

     Any stockholder proposal intended for inclusion in the proxy material for our 2004 annual meeting of stockholders must be received by us by November 28, 2003. In addition, under our By-Laws, stockholders who intend to submit a proposal in person at an annual meeting, or who intend to nominate a director at a meeting, must provide advance written notice along with other prescribed information. In general, such notice must be received by our Secretary not later than 60 nor earlier than 90 days prior to the anniversary of the preceding year's annual meeting. For our 2004 annual meeting of stockholders, written notice of any in-person stockholder proposal or director nomination must be received not later than February 22, 2004 or earlier than January 23, 2004. Our 2004 annual meeting of stockholders is scheduled to be held on April 27, 2004.


ITEM 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits filed herewith.

          31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (required by Section 302 of the Sarbanes-Oxley Act of 2002).

          31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (required by Section 302 of the Sarbanes-Oxley Act of 2002).

          32.1 - Section 1350 Certification of Principal Executive Officer (required by Section 906 of the Sarbanes-Oxley Act of 2002).

          32.2 - Section 1350 Certification of Principal Financial Officer (required by Section 906 of the Sarbanes-Oxley Act of 2002).

     (b) Reports on Form 8-K. Central Illinois Public Service Company filed the following report on Form 8-K during the quarterly period ended June 30, 2003:

--------------------------------------------------------------------------------
                                                 Items              Financial
                       Date of Report           Reported        Statements Filed
--------------------------------------------------------------------------------
                    May 30, 2003                   5                  None


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

                                      CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                                    (Registrant)

                                      By         /s/ Martin J. Lyons
                                         -------------------------------------
                                                     Martin J. Lyons
                                             Vice President and Controller
                                             (Principal Accounting Officer)
Date:  August 14, 2003