Form 10-K
period 2011-11-23
Ameren Illinois Co; UNION ELECTRIC CO; AMEREN CORP; AMEREN ENERGY GENERATING CO
filed 2012-02-28
CIK 18654, 100826, 1002910, 1135361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X)	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

OR

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14756	Ameren Corporation	43-1723446
(Missouri Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222

1-2967	Union Electric Company	43-0559760
(Missouri Corporation)
1901 Chouteau Avenue
St. Louis, Missouri 63103
(314) 621-3222

1-3672	Ameren Illinois Company	37-0211380
(Illinois Corporation)
300 Liberty Street
Peoria, Illinois 61602
(309) 677-5271

333-56594	Ameren Energy Generating Company	37-1395586
(Illinois Corporation)
1500 Eastport Plaza Drive
Collinsville, Illinois 62234
(618) 343-7700

Securities Registered Pursuant to Section 12(b) of the Act:

The following security is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 and is listed on the New York Stock Exchange:

Registrant	Title of each class

Ameren Corporation	Common Stock, $0.01 par value per share

Securities Registered Pursuant to Section 12(g) of the Act:

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

Indicate by checkmark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Ameren Corporation	Yes	(X	)	No	(	)
Union Electric Company	Yes	(	)	No	(X	)
Ameren Illinois Company	Yes	(	)	No	(X	)
Ameren Energy Generating Company	Yes	(	)	No	(X	)

Indicate by checkmark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Ameren Corporation	Yes	(X	)	No	(	)
Union Electric Company	Yes	(X	)	No	(	)
Ameren Illinois Company	Yes	(X	)	No	(	)
Ameren Energy Generating Company (1)	Yes	(	)	No	(X	)

(1)	As indicated above, Ameren Energy Generating Company is not required to file reports under the Securities Exchange Act of 1934. However, Ameren Energy Generating Company has filed all Exchange Act reports for the preceding 12 months.

Indicate by checkmark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Ameren Corporation	Yes	(X	)	No	(	)
Union Electric Company	Yes	(X	)	No	(	)
Ameren Illinois Company	Yes	(X	)	No	(	)
Ameren Energy Generating Company	Yes	(X	)	No	(	)

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Ameren Corporation	(X)
Union Electric Company	( )
Ameren Illinois Company	(X)
Ameren Energy Generating Company	(X)

Indicate by checkmark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
Ameren Corporation	(X)	( )	( )	( )
Union Electric Company	( )	( )	(X)	( )
Ameren Illinois Company	( )	( )	(X)	( )
Ameren Energy Generating Company	( )	( )	(X)	( )

Indicate by checkmark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Ameren Corporation	Yes	(	)	No	(X	)
Union Electric Company	Yes	(	)	No	(X	)
Ameren Illinois Company	Yes	(	)	No	(X	)
Ameren Energy Generating Company	Yes	(	)	No	(X	)

As of June 30, 2011, Ameren Corporation had 241,586,534 shares of its $0.01 par value common stock outstanding. The aggregate market value of these shares of common stock (based upon the closing price of the common stock on the New York Stock Exchange on that date) held by nonaffiliates was $6,967,355,641. The shares of common stock of the other registrants were held by affiliates as of June 30, 2011.

The number of shares outstanding of each registrant’s classes of common stock as of January 31, 2012, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share: 242,634,742

Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation (parent company of the registrant): 102,123,834

Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant): 25,452,373

Ameren Energy Generating Company	Common stock, no par value, held by Ameren Energy Resources Company, LLC (parent company of the registrant and subsidiary of Ameren Corporation): 2,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of Ameren Corporation and portions of the definitive information statements of Union Electric Company and Ameren Illinois Company for the 2012 annual meetings of shareholders are incorporated by reference into Part III of this Form 10-K.

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

This report contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included on pages 4 and 5 of this report under the heading “Forward-looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions.

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

2010 Credit Agreements – The 2010 Genco Credit Agreement, the 2010 Illinois Credit Agreement, and the 2010 Missouri Credit Agreement, collectively.

2010 Genco Credit Agreement – Ameren’s and Genco’s $500 million multiyear senior unsecured revolving credit facility, which expires on September 10, 2013.

2010 Illinois Credit Agreement – Ameren’s and Ameren Illinois’ $800 million multiyear senior unsecured credit agreement, which expires on September 10, 2013.

2010 Missouri Credit Agreement – Ameren’s and Ameren Missouri’s $800 million multiyear senior unsecured revolving credit facility, which expires on September 10, 2013.

AER – Ameren Energy Resources Company, LLC, an Ameren Corporation subsidiary that consists of non-rate-regulated operations, including Genco, AERG, Marketing Company and Medina Valley. The Medina Valley energy center was sold in February 2012. On October 1, 2010, AERG stock was distributed to Ameren, which then contributed it to AER, thereby making AERG a subsidiary of AER.

AERG – AmerenEnergy Resources Generating Company, a CILCO subsidiary until October 1, 2010, that operates a merchant electric generation business in Illinois. On October 1, 2010, AERG stock was distributed to Ameren and subsequently contributed by Ameren to AER, which resulted in AERG becoming a subsidiary of AER.

AFS – Ameren Energy Fuels and Services Company, an AER subsidiary that procured fuel and natural gas and managed the related risks for the Ameren Companies prior to January 1, 2011. Effective January 1, 2011, the functions previously performed by AFS were assumed by the Ameren Missouri, Ameren Illinois and Merchant Generation business segments.

Ameren – Ameren Corporation and its subsidiaries on a consolidated basis. In references to financing activities, acquisition activities, or liquidity arrangements, Ameren is defined as Ameren Corporation, the parent.

Ameren Companies – The individual registrants within the Ameren consolidated group.

Ameren Illinois or AIC – Ameren Illinois Company, an Ameren Corporation subsidiary that operates a rate-regulated electric and natural gas transmission and distribution business in Illinois, doing business as Ameren

Illinois. This business consists of the combined rate-regulated electric and natural gas transmission and distribution businesses operated by CIPS, CILCO and IP before the Ameren Illinois Merger. References to Ameren Illinois prior to the Ameren Illinois Merger refer collectively to the rate-regulated electric and natural gas transmission and distribution businesses of CIPS, CILCO and IP. Immediately after the Ameren Illinois Merger, Ameren Illinois distributed the common stock of AERG to Ameren Corporation. AERG’s operating results and cash flows were presented as discontinued operations in Ameren Illinois’ financial statements.

Ameren Illinois Merger – On October 1, 2010, CILCO and IP merged with and into CIPS, with the surviving corporation renamed Ameren Illinois Company.

Ameren Illinois Regulated Segment – A financial reporting segment consisting of Ameren Illinois’ rate-regulated businesses.

Ameren Missouri or AMO – Union Electric Company, an Ameren Corporation subsidiary that operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas transmission and distribution business in Missouri, doing business as Ameren Missouri. Ameren Missouri is also defined as a financial reporting segment consisting of Union Electric Company’s rate-regulated businesses.

Ameren Services – Ameren Services Company, an Ameren Corporation subsidiary that provides support services to Ameren and its subsidiaries.

AMIL – The MISO balancing authority area operated by Ameren, which includes the load of Ameren Illinois and the generating assets of Genco (excluding EEI and Genco’s Elgin CT facility) and AERG.

AMMO – The MISO balancing authority area operated by Ameren, which includes the load and generating assets of Ameren Missouri.

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

CCR – Coal combustion residuals.

CILCO – Central Illinois Light Company, a former Ameren Corporation subsidiary that operated a rate-regulated electric transmission and distribution business, a merchant electric generation business through AERG, and a rate-regulated natural gas transmission and distribution business, all in Illinois, before the Ameren Illinois Merger. CILCO owned all of the common stock of AERG and included AERG within its consolidated financial statements. Immediately after the Ameren Illinois Merger in 2010, Ameren Illinois distributed the common stock of AERG to Ameren Corporation. AERG was treated as a discontinued operation within Ameren Illinois’ financial statements.

CILCORP – CILCORP Inc., a former Ameren Corporation subsidiary that operated as a holding company for CILCO and its merchant generation subsidiary. On March 4, 2010, CILCORP merged with and into Ameren.

CIPS – Central Illinois Public Service Company, an Ameren Corporation subsidiary, renamed Ameren Illinois Company at the effective date of the Ameren Illinois Merger, that operates a rate-regulated electric and natural gas transmission and distribution business, all in Illinois.

CO2 – Carbon dioxide.

COLA – Combined nuclear plant construction and operating license application.

Cole County Circuit Court – Circuit Court of Cole County, Missouri.

Cooling degree-days – The summation of positive differences between the mean daily temperature and a 65-degree Fahrenheit base. This statistic is useful for estimating electricity demand by residential and commercial customers for summer cooling.

CSAPR – Cross-State Air Pollution Rule.

CT – Combustion turbine electric generation equipment used primarily for peaking capacity.

DOE – Department of Energy, a United States government agency.

DRPlus – Ameren Corporation’s dividend reinvestment and direct stock purchase plan.

Dth (dekatherm) – One million Btus of natural gas.

EEI – Electric Energy, Inc., an 80%-owned Genco subsidiary that operates merchant electric generation facilities and FERC-regulated transmission facilities in Illinois. Effective January 1, 2010, in an internal reorganization, AER contributed its 80% ownership interest in EEI to its subsidiary, Genco. The remaining 20% ownership interest is owned by Kentucky Utilities Company, a nonaffiliated entity.

EPA – Environmental Protection Agency, a U.S. government agency.

Equivalent availability factor – A measure that indicates the percentage of time an electric power generating unit was available for service during a period.

ERISA – Employee Retirement Income Security Act of 1974, as amended.

Exchange Act – Securities Exchange Act of 1934, as amended.

FAC – A fuel and purchased power cost recovery mechanism that allows Ameren Missouri to recover,

through customer rates, 95% of changes in fuel (coal, coal transportation, natural gas for generation, and nuclear), emission allowances and purchased power costs, net of off-system revenues, including MISO costs and revenues, greater or less than the amount set in base rates, without a traditional rate proceeding.

FASB – Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards in the United States.

FERC – The Federal Energy Regulatory Commission, a United States government agency.

Fitch – Fitch Ratings, a credit rating agency.

FTRs – Financial transmission rights, financial instruments that entitle the holder to pay or receive compensation for certain congestion-related transmission charges between two designated points.

Fuelco – Fuelco LLC, a limited liability company that provides nuclear fuel management and services to its members. The members are Ameren Missouri, Luminant, and Pacific Gas and Electric Company.

GAAP – Generally accepted accounting principles in the United States of America.

Genco – Ameren Energy Generating Company, an AER subsidiary that operates a merchant electric generation business in Illinois and holds an 80% ownership interest in EEI.

Gigawatthour – One thousand megawatthours.

Heating degree-days – The summation of negative differences between the mean daily temperature and a 65- degree Fahrenheit base. This statistic is useful as an indicator of demand for electricity and natural gas for winter space heating by residential and commercial customers.

IBEW – International Brotherhood of Electrical Workers, a labor union.

ICC – Illinois Commerce Commission, a state agency that regulates Illinois utility businesses, including ATXI and Ameren Illinois.

IEIMA – Illinois Energy Infrastructure Modernization Act, an Illinois law that established a performance-based formula process for determining electric delivery service rates. Ameren Illinois elected to participate in this regulatory framework in 2012, which will require it to make incremental capital expenditures to modernize its electric distribution system over a ten-year period beginning in 2012, to meet performance standards, and to create jobs in Illinois, among other things.

Illinois Customer Choice Law – Illinois Electric Service Customer Choice and Rate Relief Law of 1997, which was designed to introduce competition into the retail supply of electric energy in Illinois.

Illinois EPA – Illinois Environmental Protection Agency, a state government agency.

IP – Illinois Power Company, a former Ameren Corporation subsidiary that operated a rate-regulated electric and natural gas transmission and distribution business, all in Illinois, before the Ameren Illinois Merger.

IPA – Illinois Power Agency, a state government agency that has broad authority to assist in the procurement of electric power for residential and nonresidential customers.

ISRS – Infrastructure system replacement surcharge, which is a cost recovery mechanism that allows Ameren Missouri to recover gas infrastructure replacement costs from utility customers without a traditional rate proceeding.

IUOE – International Union of Operating Engineers, a labor union.

Kilowatthour – A measure of electricity consumption equivalent to the use of 1,000 watts of power over one hour.

LIUNA – Laborers’ International Union of North America, a labor union.

Marketing Company – Ameren Energy Marketing Company, an AER subsidiary that markets power for Genco, AERG, EEI and Medina Valley.

MATS – Mercury and Air Toxics Standards, issued by the EPA on December 21, 2011, which limit mercury, acid gases and other toxic pollution from power plants.

Medina Valley – AmerenEnergy Medina Valley Cogen LLC, an AER subsidiary, which owns a 40-megawatt natural gas-fired electric energy center. This energy center was sold in February 2012.

MEEIA – Missouri Energy Efficiency Investment Act, a Missouri law that allows electric utilities to recover costs related to MoPSC-approved energy efficiency programs.

Megawatthour – One thousand kilowatthours.

Merchant Generation – A financial reporting segment consisting primarily of the operations or activities of AER, including Genco, AERG, Medina Valley and Marketing Company.

MGP – Manufactured gas plant.

MIEC – Missouri Industrial Energy Consumers.

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

Mmbtu – One million Btus.

Money pool – Borrowing agreements among Ameren and its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools maintained for rate-regulated and non-rate-regulated businesses are referred to as the utility money pool and the non-state-regulated subsidiary money pool, respectively.

Moody’s – Moody’s Investors Service Inc., a credit rating agency.

MoOPC – Missouri Office of Public Counsel.

MoPSC – Missouri Public Service Commission, a state agency that regulates Missouri utility businesses including Ameren Missouri.

MPS – Multi-Pollutant Standard, an agreement, as amended, reached in 2006 among Genco, AERG, EEI and the Illinois EPA, which was codified in Illinois environmental regulations.

MTM – Mark-to-market.

MW – Megawatt.

Native load – End-use retail customers whom we are obligated to serve by statute, franchise, contract, or other regulatory requirement.

NERC – North American Electric Reliability Corporation.

NO2 – Nitrogen dioxide.

NOx – Nitrogen oxide.

Noranda – Noranda Aluminum, Inc.

NPNS – Normal purchases and normal sales.

NRC – Nuclear Regulatory Commission, a United States government agency.

NSPS – New Source Performance Standards, a provision under the Clean Air Act.

NSR – New Source Review provisions of the Clean Air Act, which include Nonattainment New Source Review and Prevention of Significant Deterioration regulations.

NWPA – Nuclear Waste Policy Act of 1982, as amended.

NYMEX – New York Mercantile Exchange.

NYSE – New York Stock Exchange, Inc.

OATT – Open Access Transmission Tariff.

OCI – Other comprehensive income (loss) as defined by GAAP.

Off-system revenues – Revenues from other than native load sales, including wholesale sales beginning with the effective date of the MoPSC’s 2011 electric rate order.

OTC – Over-the-counter.

PGA – Purchased Gas Adjustment tariffs, which permit prudently incurred natural gas costs to be recovered directly from utility customers without a traditional rate proceeding.

PJM – PJM Interconnection LLC.

PUHCA 2005 – The Public Utility Holding Company Act of 2005, enacted as part of the Energy Policy Act of 2005, effective February 8, 2006.

Regulatory lag – The effect of adjustments to retail electric and natural gas rates being based on historic cost and revenue levels. Rate increase requests can take up to 11 months to be acted upon by the MoPSC and the ICC. As a result, revenue increases authorized by regulators will lag behind changing costs and revenues when based on historical periods.

RFP – Request for proposal.

RTO – Regional Transmission Organization.

S&P – Standard & Poor’s Ratings Services, a credit rating agency.

SEC – Securities and Exchange Commission, a United States government agency.

SERC – SERC Reliability Corporation, one of the regional electric reliability councils organized for coordinating the planning and operation of the nation’s bulk power supply.

SO2 – Sulfur dioxide.

UA – United Association of Plumbers and Pipefitters, a labor union.

UGSOA – United Government Security Officers of America, a labor union.

FORWARD-LOOKING STATEMENTS

Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•

regulatory, judicial, or legislative actions, including changes in regulatory policies and ratemaking determinations, such as the outcome of Ameren Missouri’s and Ameren Illinois’ electric rate cases filed in 2012; the Ameren Illinois’ natural gas rate order issued in 2012; the court appeals related to Ameren Missouri’s 2010 and 2011 electric rate orders; Ameren Illinois’ 2010 electric and natural gas rate order; Ameren Missouri’s FAC prudence review; and future regulatory, judicial, or legislative actions that seek to change regulatory recovery mechanisms, such as the recent passage of legislation providing for formula ratemaking in Illinois;

•

the effect of Ameren Illinois participating in a new performance-based formula ratemaking process under the IEIMA, the related financial commitments required by the IEIMA and the resulting uncertain impact on the financial condition, results of operations and liquidity of Ameren Illinois;

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

•	the effectiveness of our risk management strategies and the use of financial and derivative instruments;
•	the level and volatility of future prices for power in the Midwest;
•	the development of a capacity market within MISO;
•	business and economic conditions, including their impact on interest rates, bad debt expense, and demand for our products;
•	disruptions of the capital markets or other events that make the Ameren Companies’ access to necessary capital, including short-term credit and liquidity, impossible, more difficult, or more costly;
•	our assessment of our liquidity;
•	the impact of the adoption of new accounting guidance and the application of appropriate technical accounting rules and guidance;
•	actions of credit rating agencies and the effects of such actions;
•	the impact of weather conditions and other natural phenomena on us and our customers;
•	the impact of system outages;
•	generation, transmission, and distribution asset construction, installation, performance, and cost recovery;
•	the effects of our increasing investment in electric transmission projects and uncertainty as to whether we will achieve our expected returns in a timely fashion, if at all;
•	the extent to which Ameren Missouri prevails in its claims against insurers in connection with its Taum Sauk pumped-storage hydroelectric energy center incident;

•	the extent to which Ameren Missouri is permitted by its regulators to recover in rates the investments it made in connection with a proposed second unit at its Callaway energy center;
•	impairments of long-lived assets, intangible assets, or goodwill;
•

operation of Ameren Missouri’s Callaway energy center, including planned and unplanned outages, decommissioning, costs and potential increased costs as a result of nuclear-related developments in Japan in 2011;

•	the effects of strategic initiatives, including mergers, acquisitions and divestitures;
•

the impact of current environmental regulations on utilities and power generating companies and new, more stringent or changing requirements, including those related to greenhouse gases, other emissions, cooling water intake structures, CCR, and energy efficiency, that are enacted over time and that could limit or terminate the operation of certain of our generating units, increase our costs, result in an impairment of our assets, reduce our customers’ demand for electricity or natural gas, or otherwise have a negative financial effect;

•	the impact of complying with renewable energy portfolio requirements in Missouri;
•	labor disputes, workforce reductions, future wage and employee benefits costs, including changes in discount rates and returns on benefit plan assets;
•	the inability of our counterparties and affiliates to meet their obligations with respect to contracts, credit facilities, and financial instruments;
•	the cost and availability of transmission capacity for the energy generated by the Ameren Companies’ energy centers or required to satisfy energy sales made by the Ameren Companies;
•	legal and administrative proceedings; and
•	acts of sabotage, war, terrorism, cybersecurity attacks or intentionally disruptive acts.

Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to update or revise publicly any forward-looking statements to reflect new information or future events.

PART I

ITEM 1.	BUSINESS.

GENERAL

Ameren, headquartered in St. Louis, Missouri, is a public utility holding company under PUHCA 2005 administered by FERC. Ameren was formed in 1997 by the merger of Ameren Missouri and CIPSCO Inc. Ameren acquired CILCORP in 2003 and IP in 2004. Ameren’s primary assets are the common stock of its subsidiaries, including Ameren Missouri, Ameren Illinois and AER. Ameren’s subsidiaries are separate, independent legal entities with separate businesses, assets, and liabilities. These subsidiaries operate, as the case may be, rate-regulated electric generation, transmission, and distribution businesses, rate-regulated natural gas transmission and distribution businesses, and merchant generation businesses in Missouri and Illinois. Dividends on Ameren’s common stock and the payment of other expenses by Ameren depend on distributions made to it by its subsidiaries. Below is a summary description of Ameren Missouri, Ameren Illinois and AER. A more detailed description can be found in Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

•	Ameren Missouri operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas transmission and distribution business in Missouri.
•	Ameren Illinois operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.
•

AER consists of non-rate-regulated operations, including Genco, AERG, Marketing Company and Medina Valley (through February 2012). Genco operates a merchant electric generation business in Illinois and holds an 80% ownership interest in EEI.

The following table presents our total employees at December 31, 2011:

Ameren(a)	9,323
Ameren Missouri	4,333
Ameren Illinois	2,793
Genco	618

(a)	Total for Ameren includes Ameren registrant and nonregistrant subsidiaries.

As of January 1, 2012, the IBEW, the IUOE, the LIUNA, and the UA labor unions collectively represented about 58% of Ameren’s total employees. They represented 63% of the employees at Ameren Missouri, 65% at Ameren Illinois, and 67% at Genco. The collective bargaining agreements have three- to five-year terms, and expire between 2012 and 2016. Several collective bargaining agreements between Ameren subsidiaries and the IBEW, covering approximately 3,500 employees, expire during 2012. Additionally, employees providing security at the Callaway energy center elected to organize under the UGSOA in August 2011.

Negotiations for a collective bargaining agreement with these employees began in December 2011 and are ongoing.

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

RATES AND REGULATION

Rates

The rates that Ameren Missouri and Ameren Illinois are allowed to charge for their utility services significantly influence the results of operations, financial position, and liquidity of these companies and Ameren. The electric and natural gas utility industry is highly regulated. The utility rates charged to Ameren Missouri and Ameren Illinois customers are determined, in large part, by governmental entities, including the MoPSC, the ICC, and FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, economic conditions, public policy, and social and political views. Decisions made by these governmental entities regarding rates are largely outside of Ameren Missouri’s and Ameren Illinois’ control. These decisions, as well as the regulatory lag involved in filing and getting new rates approved, could have a material impact on the results of operations, financial position, and liquidity of Ameren, Ameren Missouri and Ameren Illinois. Rate orders are also subject to appeal, which creates additional uncertainty as to the rates Ameren Missouri and Ameren Illinois are ultimately allowed to charge for their services. Beginning in 2012, the effect of regulatory lag on Ameren Illinois’ electric distribution business is expected to be mitigated through the use of the formula ratemaking regulatory framework established under the IEIMA.

The ICC regulates rates and other matters for Ameren Illinois and ATXI. The MoPSC regulates rates and other matters for Ameren Missouri. The FERC regulates Ameren Missouri, Ameren Illinois, Genco and ATXI as to their ability to charge market-based rates for the sale and transmission of energy in interstate commerce and various other matters discussed below under General Regulatory Matters.

About 49% of Ameren’s electric and 16% of its natural gas operating revenues were subject to regulation by the MoPSC in the year ended December 31, 2011. About 30% of Ameren’s electric and 84% of its natural gas operating revenues were subject to regulation by the ICC in the year ended December 31, 2011. Wholesale revenues for Ameren Missouri, Ameren Illinois, Genco and AERG are subject to FERC regulation, but not subject to direct MoPSC or ICC regulation.

Ameren Missouri

Electric

About 99% of Ameren Missouri’s electric operating revenues were subject to regulation by the MoPSC in the year ended December 31, 2011 with the remainder subject to FERC regulation.

In July 2011, the MoPSC issued an order approving an increase for Ameren Missouri in annual revenues for electric service of $173 million, including $52 million related to an increase in normalized net fuel costs above the net fuel costs included in base rates previously authorized by the MoPSC in its May 2010 electric rate order. The revenue increase was based on a 10.2% return on equity, a capital structure composed of 52.2% common equity, and a rate base of $6.6 billion. The rate changes became effective on July 31, 2011. The MoPSC order approved the continued use of Ameren Missouri’s vegetation management and infrastructure cost tracker, pension and postretirement benefit cost tracker, and FAC at the current 95% sharing level. The MoPSC order shortened the FAC recovery and refund period from 12 months to eight months. Additionally, the MoPSC order provided for a tracking mechanism for uncertain income tax positions.

In February 2012, Ameren Missouri filed a request with the MoPSC to increase its annual revenues for electric service by $376 million. Included in this requested increase was a $103 million increase in normalized net fuel costs above the net fuel costs included in base rates previously authorized by the MoPSC in its July 2011 electric rate order. Absent initiation of this general rate proceeding, 95% of this amount would have been reflected in rate adjustments implemented under Ameren Missouri’s FAC. The request also included recovery of the costs associated with energy efficiency programs under the MEEIA, including energy efficiency investments, a storm cost tracking mechanism, plant-in-service accounting treatment, and recovery of other costs incurred to provide systemwide reliability improvements for customers, among other items. The electric rate increase request was based on a 10.75% return on equity, a capital structure composed of 52% common equity, an aggregate electric rate base of $6.8 billion, and a test year ended September 30, 2011, with certain pro forma adjustments expected through the anticipated true-up date of July 31, 2012. A decision by the MoPSC in this proceeding is expected in December 2012.

FERC regulates the rates charged and the terms and conditions for electric transmission services. Each RTO separately files a regional transmission tariff for approval by FERC. All transmission service within that RTO is then subjected to that tariff. As a member of MISO, Ameren Missouri’s transmission rate is calculated in accordance with the MISO OATT. The transmission rate is updated in

June of each year; it is based on Ameren Missouri’s filings with FERC. This rate is not directly charged to Missouri retail customers, because in Missouri the MoPSC includes transmission-related costs in setting bundled retail rates.

Natural Gas

All of Ameren Missouri’s natural gas operating revenues were subject to regulation by the MoPSC in the year ended December 31, 2011. In January 2011, the MoPSC approved a stipulation and agreement that allowed Ameren Missouri to increase annual natural gas revenues by $9 million. The new rates became effective on February 20, 2011. As part of the stipulation and agreement, Ameren Missouri agreed not to file a separate natural gas rate increase request before December 31, 2012; however, Ameren Missouri can file a combined natural gas and electric rate case before that date. Further, this agreement does not prevent Ameren Missouri from filing to recover infrastructure replacement costs through an ISRS during this moratorium. The return on equity to be used by Ameren Missouri for purposes of the ISRS tariff filing is 10%.

If certain criteria are met, Ameren Missouri’s natural gas rates may be adjusted without a traditional rate proceeding. PGA clauses permit prudently incurred natural gas costs to be passed directly to the consumer. The ISRS also permits prudently incurred natural gas infrastructure replacement costs to be passed directly to the consumer.

For additional information on Missouri rate matters, including Ameren Missouri’s pending electric rate case, and Ameren Missouri’s 2009, 2010 and 2011 electric rate orders and related court appeals and regulatory proceedings, see Results of Operations and Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A, and Note 2 – Rate and Regulatory Matters, and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.

Ameren Illinois

Electric

About 99% of Ameren Illinois’ electric operating revenues were subject to regulation by the ICC in the year ended December 31, 2011 with the remainder subject to FERC regulation.

Under the Illinois Customer Choice Law, all electric customers in Illinois may choose their own electric energy provider. However, Ameren Illinois is required to serve as the provider of last resort (POLR) for electric customers within its territory who have not chosen an alternative retail electric supplier. Ameren Illinois’ obligation to provide POLR electric service varies by customer size. Ameren Illinois is not required to offer fixed-priced electric service to customers with electric demands of 400 kilowatts or greater, as the market for service to this group of customers has been declared competitive. Power and related procurement costs incurred by Ameren Illinois are passed directly to its customers through a cost recovery mechanism.

In October 2011, the IEIMA was enacted into law and became effective immediately. Certain amendments to the IEIMA became effective on December 30, 2011. On January 3, 2012, Ameren Illinois elected to participate in the performance-based formula ratemaking process established pursuant to the IEIMA by filing initial performance-based formula rates with the ICC. The initial filing, based on 2010 recoverable costs and expected net plant additions for 2011 and 2012, will result in new electric delivery service rates in October 2012. Pending ICC approval, the initial filing will result in a decrease in Ameren Illinois revenues for electric delivery service of $19 million, on an annualized basis. Ameren Illinois anticipates making an update filing by May 1, 2012, based on 2011 costs and expected net plant additions for 2012, that would result in new electric delivery service rates on January 1, 2013.

By choosing to opt-in, Ameren Illinois will participate in a performance-based formula process for determining rates that will provide for the recovery of actual costs of electric delivery service that are prudently incurred, reflect the utility’s actual regulated capital structure and include a formula for calculating the return on equity component of the cost of capital. The equity component of the formula rate will be equal to the average for the applicable calendar year of the monthly average yields of 30-year United States treasury bonds plus 590 basis points for 2012 and 580 basis points thereafter. Ameren Illinois’ actual return on equity relating to electric delivery service will be subject to a collar adjustment on earnings in excess of 50 basis points above or below its allowed return. Beginning in 2012, the law provides for an annual reconciliation of revenues to costs prudently and reasonably incurred. This annual revenue reconciliation along with the collar adjustment, if necessary, will be collected from or refunded to customers in a subsequent year.

Ameren Illinois will also be subject to five performance standards under the IEIMA whereby the failure to achieve the standards will result in a reduction in its allowed return on equity calculated under the formula. The performance standards include improvements in service reliability to reduce both the frequency and duration of outages, improvements in customer satisfaction scores, reduction in the number of estimated bills, and a reduction in uncollectible accounts expense. The IEIMA provides for return on equity penalties totaling up to 30 basis points in 2013 through 2015, 34 basis points in 2016 through 2018 and 38 basis points in 2019 through 2022 if the performance standards are not met. The formula ratemaking process is effective until the end of 2017, but could be extended by the Illinois General Assembly for an additional five years. The formula ratemaking process would also terminate if the average residential rate increases by more than 2.5% annually from June 2011 through May 2014.

Between 2012 and 2021, Ameren Illinois will be required to invest $625 million in capital expenditures incremental to Ameren Illinois’ average electric delivery capital expenditures for calendar years 2008 through 2010 to modernize its distribution system. Such investments are expected to encourage economic development and create an estimated 450 additional jobs within Illinois. Ameren Illinois is subject to monetary penalties if 450 additional jobs are not created during the peak program year. Also, Ameren Illinois will be required to contribute $1 million annually for certain nonrecoverable customer assistance programs, up to a total of $10 million through 2021, for as long as Ameren Illinois participates in the formula ratemaking process. Ameren Illinois will also be required to make a one-time $7.5 million nonrecoverable donation to the Illinois Science and Energy Innovation Trust in 2012, as well as an approximate $1 million annual donation to the same trust for as long as it participates in the formula ratemaking process.

Ameren Illinois has a tariff rider to recover the costs of asbestos-related litigation claims, subject to the following terms: 90% of cash expenditures in excess of the amount included in base electric rates are to be recovered from a trust fund that was established when Ameren acquired IP. At December 31, 2011, the trust fund balance was $23 million, including accumulated interest. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the fund. Once the trust fund is depleted, 90% of allowed cash expenditures in excess of base rates will be recovered through charges assessed to customers under the tariff rider. Following the Ameren Illinois Merger, this rider is applicable only for claims that occurred within IP’s historical service territory. Similarly, the rider will permit recovery only from customers within IP’s historical service territory.

As a member of MISO, Ameren Illinois’ transmission rate is calculated in accordance with the MISO OATT. The transmission rate is updated in June of each year based on Ameren Illinois’ filings with FERC. This rate is charged directly to wholesale customers and alternative retail electric suppliers. Retail customers who have not chosen an alternative retail electric supplier pay the transmission rate through a rider mechanism.

Natural Gas

All of Ameren Illinois’ natural gas operating revenues were subject to regulation by the ICC in the year ended December 31, 2011.

In January 2012, the ICC issued a rate order that approved an increase in Ameren Illinois’ annual revenues for natural gas delivery service of $32 million. The revenue increase was based on a 9.06% return on equity, a capital structure composed of 53.3% common equity, and a rate base of approximately $1 billion. The rate order was based on a 2012 future test year. The rate changes became effective on January 20, 2012. In February 2012, the ICC denied rehearing requests by Ameren Illinois and an intervenor related to the granted return on equity.

If certain criteria are met, Ameren Illinois’ natural gas rates may be adjusted without a traditional rate proceeding. PGA clauses permit prudently incurred natural gas costs to be passed directly to the consumer. Also, Ameren Illinois has approval from the ICC to use cost recovery mechanisms for energy efficiency programs and bad debt expense not recovered in base rates.

For additional information on Illinois rate matters, including the IEIMA and the ICC’s January 2012 natural gas rate order, see Results of Operations and Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A, and Note 2 – Rate and Regulatory Matters, and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.

Merchant Generation

Merchant Generation revenues are determined by market conditions and contractual arrangements. We expect the Merchant Generation fleet of assets to have 5,503 megawatts of capacity available for the 2012 peak summer electrical demand. This capacity reflects the closure of the four units at Genco’s Meredosia and Hutsonville energy centers and the sale of the Columbia CT during 2011, as well as the sale of the Medina Valley energy center in early 2012. As discussed below, Genco and AERG sell all of their power and capacity to Marketing Company through power supply agreements. Marketing Company attempts to optimize the value of those assets and to mitigate risks through a variety of hedging techniques, including wholesale sales of capacity and energy, retail sales in the non-rate-regulated Illinois market, spot market sales primarily in MISO and PJM, and financial transactions, including options and other derivatives. Marketing Company enters into long-term and short-term contracts. Marketing Company’s counterparties include cooperatives, municipalities, residential, commercial and industrial customers, power marketers, MISO, PJM and investor-owned utilities, including Ameren Illinois. For additional information on Marketing Company’s hedging activities and Marketing Company’s sales to Ameren Illinois, see Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 and Note 7 – Derivative Financial Instruments and Note 14 – Related Party Transactions under Part II, Item 8, of this report.

General Regulatory Matters

Ameren Missouri and Ameren Illinois must receive FERC approval to enter into various transactions, including to issue short-term debt securities and to conduct certain acquisitions, mergers, and consolidations involving electric utility holding companies having a value in excess of $10 million. In addition, these Ameren utilities must receive authorization from the applicable state public utility regulatory agency to issue stock and long-term debt securities (with maturities of more than 12 months) and to conduct mergers, affiliate transactions, and various other activities. Genco and AERG are subject to FERC’s jurisdiction when they issue any securities and when they enter into certain other transactions, including those listed above.

Ameren Missouri, Ameren Illinois, ATXI, Genco and AERG are also subject to mandatory reliability standards, including cybersecurity standards, adopted by FERC to ensure the reliability of the bulk power electric system. These standards are developed and enforced by NERC pursuant to authority given to it by the FERC. If the Ameren Companies were found not to be in compliance with any of these mandatory reliability standards they may incur substantial monetary penalties and other sanctions.

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

Operation of Ameren Missouri’s Callaway energy center is subject to regulation by the NRC. Its facility operating license expires on June 11, 2024. In December 2011, Ameren Missouri submitted a license extension application with the NRC to extend the plant’s operating license to 2044. There is no date by which the NRC must act on this relicensing request. Ameren Missouri’s Osage hydroelectric energy center and Ameren Missouri’s Taum Sauk pumped-storage hydroelectric energy center, as licensed projects under the Federal Power Act, are subject to FERC regulations affecting, among other things, the general operation and maintenance of the projects. The license for Ameren Missouri’s Osage hydroelectric energy center expires on March 30, 2047. In June 2008, Ameren Missouri filed a relicensing application with FERC to operate its Taum Sauk pumped-storage hydroelectric energy center for another 40 years. The existing FERC license expired on June 30, 2010. On July 2, 2010, Ameren Missouri received a license extension that allows Taum Sauk to continue operations until FERC issues a new license. FERC is reviewing the relicensing application. A FERC order is expected in 2012 or 2013. Ameren Missouri cannot predict the ultimate outcome of the order. Ameren Missouri’s Keokuk energy center and its dam, in the Mississippi River between Hamilton, Illinois, and Keokuk, Iowa, are operated under authority granted by an Act of Congress in 1905.

For additional information on regulatory matters, see Note 2 – Rate and Regulatory Matters and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report, which include a discussion about the December 2005 breach of the upper reservoir at Ameren Missouri’s Taum Sauk pumped-storage hydroelectric energy center.

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

In addition to existing laws and regulations, including the Illinois MPS, which govern our facilities, the EPA is developing numerous new environmental regulations that will have a significant impact on the electric utility industry. These regulations could be particularly burdensome for certain companies, including Ameren, Ameren Missouri and Genco, that operate coal-fired energy centers. Significant new rules proposed or promulgated since the beginning of 2010 include the regulation of greenhouse gas emissions; revised national ambient air quality standards for SO2 and NO2 emissions; the CSAPR, which requires further reduction of SO2 and NOx emissions from power plants; a regulation governing management of CCR and coal ash impoundments; the MATS, which reduces emissions of mercury, metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; and new regulations under the Clean Water Act that could require significant capital expenditures such as new water intake structures or cooling towers at our energy centers. The EPA also plans to propose an additional rule, applicable to new and existing electric generating units, governing NSPS and emission guidelines for greenhouse gas emissions. These new regulations may be litigated, so the timing of their implementation is uncertain, as evidenced by the stay of the CSAPR by the United States Court of Appeals for the District of Columbia on December 30, 2011. Although many details of these future regulations are unknown, the combined effects of the new and proposed environmental regulations may result in significant capital expenditures and/or increased operating costs over the next five to ten years for Ameren, Ameren Missouri and Genco. Actions required to ensure that our facilities and operations are in compliance with environmental laws and regulations could be prohibitively expensive. If they are, these regulations could require us to close or to significantly alter the operation of our energy

centers, which could have an adverse effect on our results of operations, financial position, and liquidity, including the impairment of plant assets. Failure to comply with environmental laws and regulations might also result in the imposition of fines, penalties, and injunctive measures.

For additional discussion of environmental matters, including NOx, SO2, and mercury emission reduction requirements, global climate change, remediation efforts, and a discussion of the EPA’s allegations of violations of the Clean Air Act and Missouri law in connection with projects at certain coal-fired energy centers, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.

TRANSMISSION AND SUPPLY OF ELECTRIC POWER

Ameren owns an integrated transmission system that comprises the transmission assets of Ameren Missouri, Ameren Illinois and ATXI. Ameren also operates two balancing authority areas, AMMO (which includes Ameren Missouri), and AMIL (which includes Ameren Illinois, ATXI, Genco excluding EEI and Genco’s Elgin CT facility, and AERG). During 2011, the peak demand was 8,831 megawatts in AMMO and 9,605 megawatts in AMIL. The Ameren transmission system directly connects with 15 other balancing authority areas for the exchange of electric energy.

Ameren Missouri, Ameren Illinois and ATXI are transmission-owning members of MISO. Transmission service on the Ameren transmission systems is provided pursuant to the terms of the MISO OATT on file with FERC. EEI operates its own balancing authority area and its own transmission facilities in southern Illinois. The EEI transmission system is directly connected to MISO, the Tennessee Valley Authority, and Louisville Gas and Electric Company. EEI’s generating units are dispatched separately from those of Ameren Missouri, Genco and AERG.

FERC, in its order issued in May 2011, approved transmission rate incentives for the Illinois Rivers project and the Big Muddy project, which will be developed by ATXI or ATX. In December 2011, MISO approved the Illinois Rivers project as well as the Spoon River and Mark Twain projects. The total investment in these three MISO-approved projects is expected to be more than $1.2 billion through 2019, with potential investment of approximately $750 million from 2012 to 2016. All four projects are in Missouri and Illinois. Construction will begin first on the Illinois Rivers project. The Big Muddy project is currently being evaluated for inclusion in MISO’s 2012 expansion plan.

The Ameren Companies and EEI are members of SERC. SERC is responsible for the bulk electric power supply system in all or portions of Missouri, Illinois, Arkansas, Kentucky, Tennessee, North Carolina, South Carolina, Georgia, Mississippi, Alabama, Louisiana, Virginia, Florida, Oklahoma, Iowa, and Texas. As a result of the Energy Policy Act of 2005, owners and operators of the bulk electric power system are subject to mandatory reliability standards promulgated by NERC and its regional entities, such as SERC, which are enforced by FERC. The Ameren Companies must follow these standards, which are in place to ensure the reliability of the bulk electric power system.

See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information.

Ameren Missouri

Ameren Missouri’s electric supply is obtained primarily from its own generation. Factors that could cause Ameren Missouri to purchase power include, among other things, absence of sufficient owned generation, energy center outages, the fulfillment of renewable energy portfolio requirements, the failure of suppliers to meet their power supply obligations, extreme weather conditions, and the availability of power at a cost lower than the cost of generating it.

Ameren Missouri continues to evaluate its longer-term needs for new baseload and peaking electric generation capacity. Ameren Missouri’s integrated resource plan filed with the MoPSC in February 2011 included the expectation that new baseload generation capacity would be required between 2020 and 2030. Because of the significant time required to plan, acquire permits for, and build a baseload power plant, Ameren Missouri continues to study future plant alternatives, as well as energy efficiency programs that could help defer new plant construction. To prepare for the long-term need for baseload capacity, and to prepare for potentially more stringent environmental regulation of coal-fired energy centers, which could lead to the retirement of current baseload assets, Ameren Missouri is taking steps to preserve options to meet future demand. These steps include seeking improvements in regulatory treatment of energy efficiency investments, evaluating potential sites for natural gas-fired generation, and pursuing an early site permit for an additional unit at its existing nuclear plant site. Ameren Missouri’s pursuit of an early site permit is dependent upon enactment of a legislative framework ensuring cost recovery.

See also Outlook in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, and Note 2 – Rate and Regulatory Matters and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.

Ameren Illinois

Any electric supply purchased by Ameren Illinois for its retail customers comes either through an annual procurement process conducted by the IPA or through markets operated by MISO. The power and related

procurement costs incurred by Ameren Illinois are passed directly to its customers through a cost recovery mechanism.

The IPA administers a RFP process that procures Ameren Illinois’ expected supply obligation. Since the start of this process, the ICC has approved the outcomes of multiple electric power procurement RFPs for energy, capacity, and renewable energy credits covering different time periods.

A portion of the electric power supply required for Ameren Illinois to satisfy its distribution customers’ requirements is purchased in the RFP process administered by the IPA from Marketing Company on behalf of Genco and AERG. In addition, as part of the 2007 Illinois Electric Settlement Agreement, Ameren Illinois entered into financial contracts with Marketing Company (for the benefit of Genco and AERG) to lock in energy prices for 400 to 1,000 megawatts annually of its round-the-clock power requirements during the period June 1, 2008, through December 31, 2012, at the market prices relevant at that time. These financial contracts do not include capacity, are not load-following products, and do not involve the physical delivery of energy.

See Note 2 – Rate and Regulatory Matters, Note 14 – Related Party Transactions and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for additional information on power procurement in Illinois.

Merchant Generation

Genco and AERG have entered into power supply agreements with Marketing Company whereby Genco and AERG sell, and Marketing Company purchases, all of the capacity and energy available from Genco’s and AERG’s generation energy centers and the associated energy. These power supply agreements continue through December 31, 2022, and from year to year thereafter unless either party elects to terminate the agreement by providing the other party with no less than six months’ advance written notice. EEI and Marketing Company have entered into a power supply agreement for EEI to sell all of its capacity and energy to Marketing Company. This agreement expires on May 31, 2016. All of Genco’s, AERG’s and EEI’s energy centers compete for the sale of energy and capacity in the competitive energy markets through Marketing Company. See Note 14 – Related Party Transactions under Part II, Item 8, of this report for additional information.

POWER GENERATION

The following table presents the source of electric generation, excluding purchased power, for the years ended December 31, 2011, 2010 and 2009:

	Coal	Nuclear	Natural Gas	Renewables	Oil
Ameren:(a)
2011	85%	12%	1%	2%	(b	)%
2010	85	12	1	2	(b	)
2009	83	13	1	3	(b	)
Ameren Missouri:
2011	77%	19%	1%	3%	(b	)%
2010	77	19	1	3	-
2009	75	21	(b )	4	-
Merchant Generation:
2011	98%	-%	2%	-%	(b	)%
2010	98	-	2	-	(b	)
2009	99	-	1	-	(b	)
Genco:
2011	99%	-%	1%	-%	(b	)%
2010	99	-	1	-	(b	)
2009	100	-	(b )	-	(b	)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Less than 1% of total fuel supply.

The following table presents the cost of fuels for electric generation for the years ended December 31, 2011, 2010 and 2009:

Cost of Fuels (Dollars per million Btus)	2011	2010	2009
Ameren:
Coal(a)	$1.931	$1.848	$1.654
Nuclear	0.750	0.701	0.620
Natural gas(b)	6.097	6.539	8.685
Weighted average – all fuels(c)	$1.873	$1.803	$1.591
Ameren Missouri:
Coal(a)	$1.733	$1.675	$1.534
Nuclear	0.750	0.701	0.620
Natural gas(b)	5.873	6.199	8.544
Weighted average – all fuels(c)	$1.610	$1.563	$1.386
Merchant Generation:
Coal(a)	$2.184	$2.063	$1.813
Natural gas(b)	6.374	6.972	8.796
Weighted average – all fuels(c)	$2.292	$2.169	$1.934
Genco:
Coal(a)	$2.230	$2.112	$1.869
Natural gas(b)	7.272	7.881	13.159
Weighted average – all fuels(c)	$2.322	$2.206	$1.957

(a)	The fuel cost for coal represents the cost of coal, costs for transportation, which includes railroad diesel fuel additives, and cost of emission allowances.
(b)	The fuel cost for natural gas represents the cost of natural gas and firm and variable costs for transportation, storage, balancing, and fuel losses for delivery to the plant. In addition, the fixed costs for firm transportation and firm storage capacity are included in the calculation of fuel cost for the generating facilities.
(c)	Represents all costs for fuels used in our electric generating facilities, to the extent applicable, including coal, nuclear, natural gas, oil, propane, tire chips, paint products, and handling. Oil, paint products, propane, and tire chips are not individually listed in this table because their use is minimal.

Coal

Ameren, Ameren Missouri and Genco have agreements in place to purchase a portion of their coal needs and to transport it to electric generating energy centers through 2019. Ameren, Ameren Missouri and Genco expect to enter into additional contracts to purchase coal from time to time. Coal supply agreements typically have an initial term of up to five years, with about 20% of the contracts expiring annually. Ameren Missouri has an ongoing need for coal to serve its native load customers and pursues a price hedging strategy consistent with this requirement. Merchant Generation’s forward coal requirements are dependent on the volume of power sales that have been contracted. Merchant Generation strives to achieve increased margin certainty by aligning its fuel purchases with its power sales. Ameren burned 39 million tons (Ameren Missouri – 22 million, Genco – 13 million) of coal in 2011. See Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk of this report for additional information about coal supply contracts.

About 98% of Ameren’s coal (Ameren Missouri – 97%, Genco – 99%) is purchased from the Powder River Basin in Wyoming. The remaining coal is typically purchased from the Illinois Basin. Ameren, Ameren Missouri and Genco have a goal to maintain coal inventory consistent with their risk management policies. Inventory may be adjusted because of changes in burn or uncertainties of supply due to potential work stoppages, delays in coal deliveries, equipment breakdowns, and other factors. In the past, deliveries from the Powder River Basin have occasionally been restricted because of rail maintenance, weather, and derailments. As of December 31, 2011, coal inventories for Ameren Missouri were at targeted levels and were at or above targeted levels for Genco. Disruptions in coal deliveries could cause Ameren, Ameren Missouri and Genco to pursue a strategy that could include reducing sales of power during low-margin periods, buying higher-cost fuels to generate required electricity, and purchasing power from other sources.

Nuclear

The steps in the process to provide nuclear fuel generally involve the mining and milling of uranium ore to produce uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride gas, the enrichment of that gas, and the fabrication of the enriched uranium hexafluoride gas into usable fuel assemblies. Ameren Missouri has entered into uranium, uranium conversion, enrichment, and fabrication contracts to procure the fuel supply for its Callaway nuclear plant.

Fuel assemblies for the 2013 spring refueling at Ameren Missouri’s Callaway energy center are scheduled for manufacture and delivery to the plant during 2012. Ameren Missouri also has agreements or inventories to price-hedge approximately 92%, 82%, and 47% of

Callaway’s 2013, 2014 and 2016 refueling requirements, respectively. Ameren Missouri has uranium (concentrate and hexafluoride) inventories and supply contracts

sufficient to meet all of its uranium and conversion

requirements through at least 2014. Ameren Missouri has enriched uranium inventories and enrichment supply contracts sufficient to satisfy enrichment requirements through 2013. Fuel fabrication services are under contract through 2014. Ameren Missouri expects to enter into additional contracts to purchase nuclear fuel. As a member of Fuelco, Ameren Missouri can join with other member companies to increase its purchasing power, enhance diversification and pursue opportunities for volume discounts. The Callaway nuclear plant normally requires refueling at 18-month intervals. The last refueling was completed in November 2011. There is no refueling scheduled for 2012 and 2015. The nuclear fuel markets are competitive, and prices can be volatile; however, we do not anticipate any significant problems in meeting our future supply requirements.

Natural Gas Supply for Generation

To maintain gas deliveries to gas-fired generating units throughout the year, especially during the summer peak demand, Ameren’s portfolio of natural gas supply resources includes firm transportation capacity and firm no-notice storage capacity leased from interstate pipelines. Ameren Missouri and Genco primarily use the interstate pipeline systems of Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Natural Gas Pipeline Company of America, and Mississippi River Transmission Corporation to transport natural gas to generating units. In addition to physical transactions, Ameren uses financial instruments, including some in the NYMEX futures market and some in the OTC financial markets, to hedge the price paid for natural gas.

Ameren Missouri’s and Genco’s natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas to their generating units. This is accomplished by optimizing transportation and storage options and minimizing cost and price risk through various supply and price-hedging agreements that allow access to multiple gas pools, supply basins, and storage services. As of December 31, 2011, Ameren Missouri had price-hedged about 12% and Genco had price-hedged 32% of its expected natural gas supply requirements for generation in 2012.

Renewable Energy

Illinois and Missouri have enacted laws requiring electric utilities to include renewable energy resources in their portfolios. Illinois requires renewable energy resources to equal or exceed 2% of the total electricity that each electric utility supplies to its eligible retail customers as of June 1, 2008, increasing to 15% by June 1, 2015, and to 25% by June 1, 2025. Ameren Illinois has procured renewable energy credits under the IPA-administered procurement process to meet the renewable energy portfolio requirement through May 2012. In December 2010, Ameren Illinois entered into a 20-year agreement with renewable energy suppliers and will begin receiving renewable energy credits under the agreement starting in June 2012, to help supplement these requirements. Approximately 50% of the 2012 renewable energy requirement will be met through this agreement. In 2011,

Ameren Illinois procured approximately 6% of its total electricity from renewable energy resources.

In Missouri, utilities are required to purchase or generate from renewable energy sources electricity equaling at least 2% of native load sales, with that percentage increasing to at least 15% by 2021, subject to a 1% limit on customer rate impacts. At least 2% of each renewable energy portfolio requirement must be derived from solar energy. Ameren Missouri expects to satisfy the nonsolar requirement through 2017 with existing renewable generation in its current fleet along with a 15-year 102 MW power purchase agreement with a wind farm operator in Iowa that became effective in 2009 and the landfill gas project discussed below. Currently, Ameren Missouri expects to meet the solar energy requirement through the purchase of solar-generated renewable energy credits; however, Ameren Missouri is studying other options for compliance. In 2011, Ameren Missouri purchased or generated approximately 3% of its native load sales from renewable energy resources.

In September 2009, Ameren Missouri announced an agreement with a landfill owner to install CTs at a landfill site in Maryland Heights, Missouri, which is expected to generate approximately 15 megawatts of electricity by burning methane gas collected from the landfill. The CTs (known as the Maryland Heights energy center) are expected to begin generating power in 2012. Ameren Missouri signed a 20-year supply agreement with the landfill owner to purchase methane gas.

Energy Efficiency

Ameren’s rate-regulated utilities have implemented energy efficiency programs to educate and help their customers become more efficient users of energy. The MEEIA, enacted in 2009, established a regulatory framework that, among other things, allows electric utilities to recover costs related to MoPSC-approved energy efficiency programs. The law requires the MoPSC to ensure that a utility’s financial incentives are aligned with helping customers use energy more efficiently, to provide timely cost recovery, and to provide earnings opportunities associated with cost-effective energy efficiency programs. Missouri does not have a law mandating energy efficiency standards.

In January 2012, Ameren Missouri made its initial filing with the MoPSC under the MEEIA. This filing proposes a three-year plan that includes a portfolio of energy efficiency programs along with a cost recovery mechanism. If the proposal is approved, beginning in January 2013, Ameren Missouri plans to invest $145 million over three years for the proposed energy efficiency programs. A decision by the MoPSC in this proceeding is anticipated in the second quarter of 2012. Ameren Missouri anticipates that the impacts of the MoPSC’s decision in this MEEIA filing will be included in rates set under its pending electric service rate case that was filed on February 3, 2012, which has an anticipated true-up date of July 31, 2012. Ameren Missouri’s pending electric rate case includes an annual revenue increase of

$81 million relating to its planned portfolio of energy efficiency programs included in its MEEIA filing. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information.

Illinois has enacted a law requiring Ameren Illinois to offer energy efficiency programs. The law also allows recovery mechanisms of the programs’ costs. The ICC has issued orders approving Ameren Illinois’ electric and natural gas energy efficiency plans as well as cost recovery mechanisms by which program costs can be recovered from customers. In addition, over a ten-year period, Ameren Illinois will invest an estimated $625 million to upgrade and modernize its transmission and distribution infrastructure in accordance with the IEIMA. As part of these upgrades, Ameren Illinois expects to invest $360 million to install smart meters, which could enable customers to improve efficiency.

NATURAL GAS SUPPLY FOR DISTRIBUTION

Ameren Missouri and Ameren Illinois are responsible for the purchase and delivery of natural gas to their gas utility customers. Ameren Missouri and Ameren Illinois develop and manage a portfolio of gas supply resources. These include firm gas supply under term agreements with producers, interstate and intrastate firm transportation capacity, firm storage capacity leased from interstate pipelines, and on-system storage facilities to maintain gas deliveries to customers throughout the year and especially during peak demand. Ameren Missouri and Ameren Illinois primarily use the Panhandle Eastern Pipe Line Company, the Trunkline Gas Company, the Natural Gas Pipeline Company of America, the Mississippi River Transmission Corporation, the Northern Border Pipeline Company, and the Texas Eastern Transmission Corporation interstate pipeline systems to transport natural gas to their systems. In addition to physical transactions, financial instruments, including those entered into in the NYMEX futures market and in the OTC financial markets, are used to hedge the price paid for natural gas. See Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk of this report for additional information about natural gas supply contracts. Natural gas purchase costs are passed on to customers of Ameren Missouri and Ameren Illinois under PGA clauses, subject to prudency reviews by the MoPSC and the ICC. As of December 31, 2011, Ameren Missouri had price-hedged 90%, and Ameren Illinois had price-hedged 87%, of its expected natural gas supply requirements for distribution in 2012.

For additional information on our fuel and purchased power supply, see Results of Operations, Liquidity and Capital Resources and Effects of Inflation and Changing Prices in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report. Also see Quantitative and Qualitative Disclosures About Market Risk under Part II, Item 7A, of this report, Note 1 – Summary of Significant Accounting

Policies, Note 7 – Derivative Financial Instruments, Note 10 – Callaway Energy Center, Note 14 – Related Party Transactions, and Note 15 – Commitments and Contingencies under Part II, Item 8 of this report.

INDUSTRY ISSUES

We are facing issues common to the electric and natural gas utility industry and the merchant electric generation industry. These issues include:

•

continually developing and complex environmental laws, regulations and issues, including air and water quality standards, mercury emissions standards, and likely greenhouse gas limitations and ash management requirements;

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
•

the potential for reregulation in some states, which could cause electric distribution companies to build or acquire generation facilities and to purchase less power from electric generating companies such as Genco and AERG;

•	changes in the structure of the industry as a result of changes in federal and state laws, including the formation of merchant generators, independent transmission entities and RTOs;
•	increases, decreases and volatility in power prices due to the balance of supply and demand and marginal fuel costs;
•	the availability of fuel and increases or decreases in fuel prices;
•	the availability of qualified labor and material, and rising costs;
•	regulatory lag;
•	decreased or negative free cash flows due to rising infrastructure investments and regulatory frameworks;
•	public concern about the siting of new facilities;
•	aging infrastructure and the need to construct new power generation, transmission and distribution facilities;
•	legislation or proposals for programs to encourage or mandate energy efficiency and renewable sources of power;
•	public concerns about nuclear plant operation and decommissioning and the disposal of nuclear waste; and
•	consolidation of electric and natural gas companies.

We are monitoring these issues. Except as otherwise noted in this report, we are unable to predict what impact, if any, these issues will have on our results of operations, financial position, or liquidity. For additional information, see Risk Factors under Part I, Item 1A, and Outlook in

Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, and Note 2 – Rate and Regulatory Matters and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.

OPERATING STATISTICS

The following tables present key electric and natural gas operating statistics for Ameren for the past three years:

Electric Operating Statistics – Year Ended December 31,	2011	2010	2009
Electric Sales – kilowatthours (in millions):
Ameren Missouri:
Residential	13,867	14,640	13,413
Commercial	14,743	15,002	14,510
Industrial	8,691	8,656	7,037
Other	127	129	137
Native load subtotal	37,428	38,427	35,097
Off-system and wholesale	10,715	9,796	13,965
Subtotal	48,143	48,223	49,062
Ameren Illinois:
Residential
Power supply and delivery service	11,771	12,340	11,089
Delivery service only	77	1	-
Commercial
Power supply and delivery service	3,662	4,419	5,235
Delivery service only	8,561	8,051	6,797
Industrial
Power supply and delivery service	1,502	1,389	514
Delivery service only	11,360	11,147	10,712
Other	529	545	546
Native load subtotal	37,462	37,892	34,893
Merchant Generation:
Nonaffiliate energy sales	31,148	30,788	25,673
Affiliate native energy sales	1,004	949	3,529
Subtotal	32,152	31,737	29,202
Eliminate affiliate sales	(1,004)	(949)	(3,529)
Eliminate Ameren Illinois/Merchant Generation common customers	(5,454)	(5,016)	(5,566)
Ameren total	111,299	111,887	104,062
Electric Operating Revenues (in millions):
Ameren Missouri:
Residential	$1,272	$1,193	$982
Commercial	1,084	1,004	881
Industrial	438	399	314
Other	76	91	62
Native load subtotal	$2,870	$2,687	$2,239
Off-system and wholesale	352	343	461
Subtotal	$3,222	$3,030	$2,700
Ameren Illinois:
Residential
Power supply and delivery service	$1,194	$1,270	$1,094
Delivery service only	3	-	-
Commercial
Power supply and delivery service	350	425	521
Delivery service only	157	143	103
Industrial
Power supply and delivery service	65	66	22
Delivery service only	43	38	36
Other	128	119	189
Native load subtotal	$1,940	$2,061	$1,965
Merchant Generation:
Nonaffiliate energy sales	$1,382	$1,442	$1,340
Affiliate native energy sales	235	231	385
Other	12	20	(15)
Subtotal	$1,629	$1,693	$1,710
Eliminate affiliate revenues	(261)	(263)	(435)
Ameren total	$6,530	$6,521	$5,940

Electric Operating Statistics – Year Ended December 31,	2011	2010	2009
Electric Generation – megawatthours (in millions):
Ameren Missouri	48.8	48.1	48.7
Merchant Generation:
Genco	22.0	22.0	20.5
AERG	7.0	7.5	6.8
Medina Valley	0.1	0.1	0.2
Subtotal	29.1	29.6	27.5
Ameren total	77.9	77.7	76.2
Price per ton of delivered coal (average)	$33.79	$32.91	$29.85
Source of energy supply:
Coal	66.5%	65.7%	67.0%
Nuclear	9.4	8.9	10.8
Hydroelectric	1.3	1.6	2.0
Gas	1.1	1.0	0.6
Purchased – Wind	0.3	0.3	0.1
Purchased – Other	21.4	22.5	19.5
	100.0%	100.0%	100.0%

Gas Operating Statistics – Year Ended December 31,	2011	2010	2009
Gas Sales (millions of Dth)
Ameren Missouri:
Residential	7	7	7
Commercial	3	4	4
Industrial	1	1	1
Subtotal	11	12	12
Ameren Illinois:
Residential	56	60	60
Commercial	21	23	26
Industrial	5	7	7
Subtotal	82	90	93
Other:
Industrial	-	1	3
Subtotal	-	1	3
Ameren total	93	103	108
Natural Gas Operating Revenues (in millions)
Ameren Missouri:
Residential	$96	$100	$106
Commercial	41	43	47
Industrial	9	10	10
Other	10	13	7
Subtotal	$156	$166	$170
Ameren Illinois:
Residential	$588	$649	$646
Commercial	195	223	259
Industrial	30	44	38
Other	33	37	72
Subtotal	$846	$953	$1,015
Other:
Industrial	$-	$4	$15
Subtotal	$-	$4	$15
Eliminate affiliate revenues	(1)	(6)	(5)
Ameren total	$1,001	$1,117	$1,195
Peak day throughput (thousands of Dth):
Ameren Missouri	149	167	163
Ameren Illinois	1,157	1,227	1,353
Total peak day throughput	1,306	1,394	1,516

AVAILABLE INFORMATION

The Ameren Companies make available free of charge through Ameren’s website (www.ameren.com) their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Ameren’s eXtensible Business Reporting Language (XBRL) documents, and any amendments to those reports filed with or furnished to pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after such reports are electronically filed with, or furnished to, the SEC. These documents are also available through an Internet website maintained by the SEC (www.sec.gov). Ameren also uses its website as a channel of distribution of material information relating to the Ameren Companies. Financial and other material information regarding the Ameren Companies is routinely posted and accessible at Ameren’s website.

The Ameren Companies also make available free of charge through Ameren’s website the charters of Ameren’s board of directors’ audit and risk committee, human resources committee, nominating and corporate governance committee, finance committee, nuclear oversight and environmental committee, and public policy committee; the corporate governance guidelines; a policy regarding communications to the board of directors; a policy and procedures with respect to related-person transactions; a code of ethics for principal executive and senior financial officers; a code of business conduct applicable to all directors, officers and employees; and a director nomination policy that applies to the Ameren Companies. The information on Ameren’s website, or any other website referenced in this report, is not incorporated by reference into this report.

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

The Ameren Companies are subject to extensive regulation of their businesses, which could adversely affect their results of operations, financial position, and liquidity.

The Ameren Companies are subject to, or affected by, extensive federal, state, and local regulation. This extensive regulatory framework, some but not all of which is more specifically identified in the following risk factors, regulates, among other matters, the electric and natural gas industries; rate and cost structure of utilities; operation of nuclear power facilities; construction and operation of generation, transmission and distribution facilities; acquisition, disposal, depreciation and amortization of assets and facilities; transmission reliability; and present or prospective wholesale and retail competition. The Ameren Companies must address in their business planning and management of operations the effects of existing and proposed laws and regulations and potential changes in the regulatory framework, including initiatives by federal and state legislatures, RTOs, utility regulators, and taxing authorities. Significant changes in the nature of the regulation of the Ameren Companies’ businesses could require changes to their business planning and management of their businesses and could adversely affect their results of operations, financial position, and liquidity. Failure of the Ameren Companies to obtain adequate rates or regulatory approvals in a timely manner, failure to obtain necessary licenses or permits from regulatory authorities, new or changed laws, regulations, standards, interpretations, or other legal requirements, or increased compliance costs could adversely impact the Ameren Companies’ results of operations, financial position, and liquidity.

The electric and natural gas rates that Ameren Missouri and Ameren Illinois are allowed to charge are determined through regulatory proceedings, which are subject to appeal, and are subject to legislative actions, which are largely outside of their control. Any events that prevent Ameren Missouri or Ameren Illinois from recovering their respective costs or from earning appropriate returns on their investments could have a material adverse effect on results of operations, financial position, and liquidity.

The rates that Ameren Missouri and Ameren Illinois are allowed to charge for their utility services significantly influence the results of operations, financial position, and liquidity of these companies and Ameren. The electric and natural gas utility industries are highly regulated. The utility rates charged to Ameren Missouri and Ameren Illinois customers are determined, in large part, by governmental entities, including the MoPSC, the ICC, and FERC. Decisions by these entities are influenced by many factors, including the cost of providing service, the prudency of expenditures, the quality of service, regulatory staff knowledge and experience, economic conditions, public policy, and social and political views. Decisions made by these governmental entities regarding rates are largely outside of Ameren Missouri’s and Ameren Illinois’ control. Regulatory lag involved in filing and getting new rates approved could have a material adverse effect on our results of operations, financial position, and liquidity. Rate orders are also subject to appeal, which creates additional uncertainty as to the rates Ameren Missouri and Ameren Illinois will ultimately be allowed to charge for their services.

Ameren Missouri electric and natural gas utility rates and Ameren Illinois natural gas utility rates are typically established in regulatory proceedings that take up to 11 months to complete. Rates established in those proceedings for Ameren Missouri are primarily based on historical costs and revenues. Rates established in those proceedings for Ameren Illinois may be based on historical or estimated future costs and revenues. Thus, the rates a utility is allowed to charge may not match its costs at any given time. Rates include an allowed return on investments by the regulators. Although rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory commission will judge all the costs of Ameren Missouri and Ameren Illinois to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs or an adequate return on those investments. In 2011, for example, the MoPSC issued an electric rate order that disallowed $89 million of costs incurred related to the rebuilding of the Taum Sauk energy center. As a result, Ameren and Ameren Missouri each recorded a 2011 pretax charge to earnings of $89 million.

During periods of rising costs and investments or declining retail usage, Ameren Missouri and Ameren Illinois may not be able to earn the allowed return established by their regulators. This could result in deferral or elimination of planned capital investments. A period of increasing rates for our customers could result in additional regulatory and legislative actions, as well as competitive and political pressures, which could have a material adverse effect on our results of operations, financial position, and liquidity.

By choosing to participate in the performance-based formula ratemaking process established pursuant to the IEIMA, Ameren Illinois’ return on equity will be directly correlated to yields on United States treasury bonds. Additionally, Ameren Illinois will be subject to an annual ICC prudence review and will be required to achieve performance objectives, increase capital spending levels, and meet job creation targets, which if not successfully completed or achieved could have a material adverse effect on its results of operations, financial position, and liquidity.

On January 3, 2012, Ameren Illinois elected to participate in the performance-based formula ratemaking process established pursuant to the IEIMA by submitting its initial filing with the ICC for its electric distribution business. The ICC will annually review Ameren Illinois’ performance-based rate filings under the IEIMA for reasonableness and prudency. The ICC could conclude that Ameren Illinois’ incurred costs were not prudently incurred and thus disallow recovery of such costs annually. Additionally, the equity component of the formula rate will be equal to the average for the applicable calendar year of the monthly average yields of 30-year United States treasury bonds plus 590 basis points for 2012 and 580 basis points thereafter. Therefore, Ameren Illinois’ annual return on equity will be directly correlated to yields on United States treasury bonds, which are outside of Ameren Illinois’ control.

Ameren Illinois will also be subject to performance standards. Failure to achieve the standards will result in a reduction in the company’s allowed return on equity calculated under the formula. The IEIMA provides for return on equity penalties totaling 30 basis points in 2013 through 2015, 34 basis points in 2016 through 2018, and 38 basis points in 2019 through 2022 if the performance standards are not met.

Between 2012 and 2021, Ameren Illinois will be required to invest $625 million in capital expenditures incremental to Ameren Illinois’ average electric delivery capital expenditures for calendar years 2008 through 2010 to modernize its distribution system. Ameren Illinois is subject to monetary penalties if 450 additional jobs in Illinois are not created during the peak program year.

The formula ratemaking process would terminate if the average residential rate increases by more than 2.5% annually from June 2011 through May 2014. The average residential rate includes generation service, which is outside of Ameren Illinois’ control, as Ameren Illinois is required to purchase all of its power through procurement processes administered by the IPA. If the performance-based formula rate process is terminated, Ameren Illinois would be required to establish future rates using a traditional rate proceeding with the ICC, which may not result in rates that produce a full or timely recovery of costs or an adequate return on investments. Unless extended, the IEIMA formula ratemaking process expires in 2017.

Energy conservation and energy efficiency efforts could have a material adverse effect on the Ameren Companies’ results of operations, financial position, and liquidity.

Regulatory and legislative bodies have proposed or introduced requirements and incentives to reduce energy consumption. Conservation and energy efficiency programs are designed to reduce energy demand. Unless there is a regulatory solution, declining usage will result in an underrecovery of fixed costs at our rate-regulated business. A reduction in energy demand could have a material adverse effect on the Ameren Companies’ results of operations, financial position, and liquidity.

We are subject to various environmental laws and regulations that require significant capital expenditures or could result in closure of facilities, could increase our operating costs, and could materially adversely influence or limit our results of operations, financial position, and liquidity, or expose us to fines and liabilities.

We are subject to various environmental laws and regulations enforced by federal, state and local authorities. From the beginning phases of siting and development to the ongoing operation of existing or new electric generating, transmission and distribution facilities and natural gas storage, transmission and distribution facilities, our activities involve compliance with diverse environmental laws and regulations. These laws and regulations address emissions, impacts to air, land and water, noise, protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archeological and historical resources), and chemical and waste handling. Complex and lengthy processes are required to obtain approvals, permits, or licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires release prevention plans and emergency response procedures.

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

In addition to existing laws and regulations, including the Illinois MPS that applies to our energy centers in Illinois, the EPA is developing numerous new environmental regulations that will have a significant impact on the electric utility industry. These regulations could be particularly burdensome for certain companies, including Ameren, Ameren Missouri and Genco, that operate coal-fired plants. These new regulations may be litigated, so the timing of their ultimate implementation is uncertain, as evidenced by the stay of the CSAPR by the United States Court of Appeals for the District of Columbia on December 30, 2011.

Ameren also may be subject to risks in connection with changing or conflicting interpretations of existing laws and regulations. The EPA is engaged in an enforcement initiative to determine whether coal-fired power plants failed to comply with the requirements of the NSR and NSPS provisions under the Clean Air Act when the plants implemented modifications. Following the issuance of a Notice of Violation, in January 2011, the Department of Justice on behalf of the EPA filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The EPA’s complaint alleges that in performing projects at its Rush Island coal-fired energy center, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2012, the United States District Court granted, in part, Ameren Missouri’s motion to dismiss various aspects of the EPA’s penalty claims. The EPA’s claims for injunctive relief, including to require the installation of pollution control equipment, remain. At present, the complaint does not include Ameren Missouri’s other coal-fired energy centers, but the EPA has issued Notices of Violation under its NSR enforcement initiative against the company’s Labadie, Meramec, and Sioux coal-fired energy centers. Litigation of this matter could take many years to resolve. An outcome in this matter adverse to Ameren Missouri could require substantial capital expenditures and the payment of substantial penalties, neither of which can be determined at this time. Such expenditures could affect unit retirement and replacement decisions.

Ameren, Ameren Missouri and Genco have incurred and expect to incur significant costs related to environmental compliance and site remediation. New environmental regulations, future environmental regulations, voluntary compliance guidelines, enforcement initiatives, or legislation could result in a significant increase in capital expenditures and operating costs, decreased revenues, increased financing requirements, penalties, fines, or closure of facilities for Ameren, Ameren Missouri and Genco. Actions required to ensure that our facilities and operations are in compliance with environmental laws and regulations could be prohibitively expensive. As a result, environmental regulations could require us to close or to significantly alter the operation of our energy centers, which could have an adverse effect on our results of operations, financial position, and liquidity, including the impairment of plant assets. Although costs incurred by Ameren Missouri to ensure its facilities are in compliance with environmental laws and regulations would be eligible for recovery in rates over time, subject to MoPSC approval in a rate proceeding, there is no similar cost recovery mechanism for Genco or for Ameren’s Merchant Generation business segment. We are unable to predict the ultimate impact of these matters on our results of operations, financial position, and liquidity.

Future limits on greenhouse gas emissions would likely require Ameren, Ameren Missouri and Genco to incur significant increases in capital expenditures and operating costs, which, if excessive, could result in the closures of coal-fired energy centers, impairment of assets, or otherwise materially adversely affect our results of operations, financial position, and liquidity.

State and federal authorities, including the United States Congress, have considered initiatives to limit greenhouse gas emissions and to address global climate change. Potential impacts from any climate change legislation or regulation could vary, depending upon proposed CO2 emission limits, the timing of implementation of those limits, the method of distributing any allowances, the degree to which offsets are allowed and available, and provisions for cost-containment measures, such as a “safety valve” provision that provides a maximum price for emission allowances. As a result of our diverse fuel portfolio, our emissions of greenhouse gases vary among our energy centers, but coal-fired power plants are significant sources of CO2. The enactment of a climate change law could result in a significant rise in household costs and rates for electricity could rise significantly. The burden could fall particularly hard on electricity consumers and upon the economy in the Midwest because of the region’s reliance on electricity generated by coal-fired power plants.

Future federal and state legislation or regulations that mandate limits on the emission of greenhouse gases would likely result in significant increases in capital expenditures and operating costs, which, in turn, could lead to increased liquidity needs and higher financing costs. Moreover, to the extent Ameren Missouri requests recovery of these costs through rates, its regulators might deny some or all of, or defer timely recovery of, these costs. Excessive costs to comply with future legislation or regulations might force

Ameren, Ameren Missouri and Genco to close some coal-fired energy centers earlier than planned, which could lead to possible impairment of assets and reduced revenues. As a result, mandatory limits could have a material adverse impact on Ameren’s, Ameren Missouri’s, and Genco’s results of operations, financial position, and liquidity.

The construction of, and capital improvements to, Ameren’s, Ameren Missouri’s and Ameren Illinois’ electric and natural gas utility infrastructure as well as to Ameren’s and Genco’s merchant generation facilities involve substantial risks. These risks include escalating costs, unsatisfactory performance by the projects when completed, the inability to complete projects as scheduled, cost disallowances by regulators and the inability to earn a reasonable return on invested capital, any of which could result in higher costs and the closure of facilities.

Over the next five years, the Ameren Companies will incur significant capital expenditures to comply with existing and known environmental regulations and to make investments in their electric and natural gas utility infrastructure and their merchant generation facilities. The Ameren Companies estimate that they will incur up to $8.3 billion (Ameren Missouri – up to $3.6 billion; Ameren Illinois – up to $3.3 billion; Genco – up to $0.4 billion; other – up to $1.0 billion) of capital expenditures during the period 2012 through 2016. These expenses include construction expenditures, capitalized interest or allowance for funds used during construction, compliance with environmental standards, and compliance with the requirements of the IEIMA.

Investments in Ameren’s regulated operations are expected to be recoverable from ratepayers, but are subject to prudency reviews and regulatory lag. The recoverability of amounts expended in merchant generation operations will depend upon market prices for capacity and energy.

The ability of the Ameren Companies to complete facilities under construction successfully, and to complete future projects within established estimates, is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, project management expertise and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors who do not perform as required under their contracts, changes in the scope and timing of projects, the inability to raise capital on favorable terms, or other events beyond our control that could occur may materially affect the schedule, cost, and performance of these projects. With respect to capital spent for pollution control equipment, there is a risk that electric generating plants will not be permitted to continue to operate if pollution control equipment is not installed by prescribed deadlines or does not perform as expected. Should any such construction efforts be unsuccessful, the Ameren Companies could be subject to additional costs and to the loss of their investment in the project or facility. The Ameren Companies may also be required to purchase electricity for their customers until the projects are completed. All of these risks may have a material adverse effect on the Ameren Companies’ results of operations, financial position, and liquidity.

Our counterparties may not meet their obligations to us.

We are exposed to the risk that counterparties to various arrangements who owe us money, credit, energy, coal, or other commodities or services will not be able to perform their obligations or, with respect to our credit facilities, will fail to honor their commitments. Should the counterparties to commodity arrangements fail to perform, we might be forced to replace or to sell the underlying commitment at then-current market prices. Should the lenders under our credit facilities fail to perform, the level of borrowing capacity under those arrangements would decrease, unless we were able to find replacement lenders to assume the nonperforming lender’s commitment. In such an event, we might incur losses, or our results of operations, financial position, and liquidity could otherwise be adversely affected.

Certain of the Ameren Companies have obligations to other Ameren Companies or other Ameren subsidiaries as a result of transactions involving energy, coal, other commodities and services, borrowing from the money pools, and as a result of hedging transactions. If one Ameren entity failed to perform under any of these arrangements, other Ameren entities might incur losses. Their results of operations, financial position, and liquidity could be adversely affected, resulting in the nondefaulting Ameren entity being unable to meet its obligations, including to unrelated third parties.

Increasing costs associated with our defined benefit retirement and postretirement plans, health care plans, and other employee benefits could materially adversely affect our results of operations, financial position, and liquidity.

We offer defined benefit retirement and postretirement plans that cover substantially all of our employees. Assumptions related to future costs, returns on investments, interest rates, and other actuarial matters have a significant impact on our earnings and funding requirements. Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at December 31, 2011, its investment performance in 2011, and its pension funding policy, Ameren expects to make annual contributions of $90 million to $150 million in each of the next five years, with aggregate estimated contributions of $580 million. We expect Ameren Missouri’s, Ameren Illinois’, and Genco’s portion of the future funding requirements to be 51%, 33%, and 12%, respectively. These amounts are estimates. They may change with actual investment performance, changes

in interest rates, changes in our assumptions, changes in government regulations, and any voluntary contributions.

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

The Ameren Companies’ financial performance depends on the successful operation of electric generating, transmission, and distribution facilities. Operation of electric generating, transmission, and distribution facilities involves many risks, including:

•	facility shutdowns due to operator error or a failure of equipment or processes;
•	longer-than-anticipated maintenance outages;
•	older generating equipment may require significant expenditures to keep it operating at peak efficiency;
•	disruptions in the delivery of fuel or lack of adequate inventories, including ultra-low-sulfur coal used for Ameren Missouri’s compliance with environmental regulations;
•	lack of water for cooling plant operations;
•	labor disputes;
•	inability to comply with regulatory or permit requirements, including those relating to environmental contamination;
•	disruptions in the delivery of electricity, including impacts on us or our customers;
•	handling and storage of fossil-fuel combustion byproducts, such as CCR;
•	unusual or adverse weather conditions, including severe storms, droughts, floods and tornados;
•	a workplace accident that might result in injury or loss of life, extensive property damage, or environmental damage;
•

cybersecurity risk, including loss of operational control of our energy centers and our electric and natural gas transmission and distribution systems and/or loss of data, such as utility customer data, account information, and intellectual property through insider or outsider actions;

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

The Energy Policy Act of 2005 increased FERC’s civil penalty authority for violation of FERC statutes, rules, and orders, including FERC Reliability Standards. FERC can impose penalties of $1 million per violation per day. Under the Energy Policy Act of 2005, the Ameren Companies, as owners and operators of bulk power transmission systems and/or electric generation facilities, are subject to mandatory NERC reliability standards, including cybersecurity standards. Compliance with these mandatory reliability standards may subject the Ameren Companies to higher operating costs and may result in increased capital expenditures. If the Ameren Companies were found not to be in compliance with these mandatory reliability standards or other FERC statutes, rules and orders, the Ameren Companies could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations, financial position, and liquidity.

Our natural gas distribution and storage activities involve numerous risks that may result in accidents and other operating risks and costs that could materially adversely affect our results of operations, financial position, and liquidity.

Inherent in our natural gas distribution and storage activities are a variety of hazards and operating risks, such as leaks, accidental explosions, mechanical problems and cybersecurity risks, which could cause substantial financial losses. In addition, these risks could result in serious injury to employees and nonemployees, loss of human life, significant damage to property, environmental pollution, and impairment of our operations, which in turn could lead to substantial losses for us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The location of distribution lines and storage facilities near populated areas, including residential areas, commercial business centers, industrial sites, and other public gathering places, could increase the level of damages resulting from these risks. The occurrence of any of these events not fully covered by insurance could materially adversely affect our results of operations, financial position, and liquidity.

Even though agreements have been reached with the state of Missouri and the FERC, the breach of the upper reservoir of Ameren Missouri’s Taum Sauk pumped-storage hydroelectric energy center could continue to have a material adverse effect on Ameren’s and Ameren Missouri’s results of operations, liquidity, and financial condition.

In December 2005, there was a breach of the upper reservoir at Ameren Missouri’s Taum Sauk pumped-storage hydroelectric energy center. This resulted in significant flooding in the local area, which damaged a state park.

Ameren Missouri settled with FERC and the state of Missouri all issues associated with the December 2005 Taum Sauk incident.

Ameren Missouri had liability insurance coverage for the Taum Sauk incident, subject to certain limits and deductibles. In June 2010, Ameren Missouri sued one of its liability insurance providers claiming the insurance company breached its duty to indemnify Ameren Missouri for the losses experienced from the incident. Ameren’s and Ameren Missouri’s results of operations, financial position and liquidity could be adversely affected if Ameren Missouri’s remaining liability insurance claims of $68 million as of December 31, 2011, are not paid by insurers.

Ameren Missouri requested the recovery of all costs of enhancements, or costs that would have been incurred absent the breach, related to the rebuilding of the Taum Sauk energy center in excess of amounts recovered from property insurance. In its July 2011 electric rate order, the MoPSC disallowed Ameren Missouri’s request. Consequently, in 2011, Ameren Missouri recorded a pretax charge to earnings of $89 million. Ameren Missouri has appealed this disallowance to the Missouri Court of Appeals, Western District. Ameren Missouri cannot predict the ultimate outcome of its appeal.

Until Ameren’s remaining liability insurance claims and litigation are resolved, we are unable to determine the total impact the breach could have on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity beyond those amounts already recognized.

Genco’s and AERG’s electric energy centers must compete for the sale of energy and capacity, which exposes them to price risks.

All of Genco’s and AERG’s energy centers compete for the sale of energy and capacity in the competitive energy markets.

To the extent that electricity generated by these energy centers is not under a fixed-price contract to be sold, the revenues and results of operations of these Merchant Generation subsidiaries generally depend on the prices that can be obtained for energy and capacity in Illinois and adjacent markets by Marketing Company.

Market prices for energy and capacity may fluctuate substantially, sometimes over relatively short periods of time, and at other times experience sustained increases or decreases. Demand for electricity and fuel can fluctuate dramatically, creating periods of substantial undersupply or oversupply. During periods of oversupply, prices might be depressed. Also, at times legislators or regulators with jurisdiction over wholesale and retail energy commodity and transportation rates may impose price limitations, bidding rules, and other mechanisms to address volatility and other issues in these markets.

For power products sold in advance, contract prices are influenced both by market conditions and by contract terms such as damage provisions, credit support requirements, and the number of available counterparties interested in contracting for the desired forward period. Depending on differences between market factors at the time of contracting versus current conditions, Marketing Company’s contract portfolio may have average contract prices greater than or less than current market prices, including at the expiration of the contracts, which could significantly affect Ameren’s and Genco’s results of operations, financial condition and liquidity.

Market prices for power have decreased over the past three years. During 2012, the market price for power for delivery in the current year has declined below 2011 levels because of factors such as declining natural gas prices and the stay of the CSAPR. Any unhedged forecasted generation will be exposed to market prices at the time of sale. As a result, any new physical or financial power sales may be at price levels lower than previously experienced and lower than the value of existing hedged sales.

Among the factors that could influence such prices (all of which are beyond our control to a significant degree) are:

•	current and future delivered market prices for natural gas, coal, and related transportation costs;
•	current and forward prices for the sale of electricity;
•	current and future prices for emission allowances that may be required to operate the fossil fuel-fired electric energy centers in compliance with environmental laws and permits;
•	the extent of additional supplies of electric energy from current competitors or new market entrants;
•	the regulatory and market structures developed for evolving Midwest energy markets, including a capacity market in MISO;
•	changes enacted by the Illinois legislature, the ICC, the IPA, or other government agencies with respect to power procurement procedures;
•	the potential for reregulation of generation in some states;
•

future pricing for, and availability of, services on transmission systems, and the effect of RTOs and export energy transmission constraints, which could limit our ability to sell energy in our markets;

•	the growth rate or decline in electricity usage as a result of population changes, regional economic conditions, and the implementation of energy-efficiency and conservation programs;
•	climate conditions in the Midwest market and major natural disasters; and
•	environmental laws and regulations or delays in their effective dates.

Ameren Missouri’s ownership and operation of a nuclear energy center creates business, financial, and waste disposal risks.

Ameren Missouri’s ownership of the Callaway energy center subjects it to the risks of nuclear generation, which include the following:

•	potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;
•	the lack of a permanent waste storage site;
•	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with the Callaway energy center or other United States nuclear operations;
•	uncertainties with respect to contingencies and assessment amounts if insurance coverage is inadequate;
•	public and governmental concerns over the adequacy of security at nuclear energy centers;
•

uncertainties with respect to the technological and financial aspects of decommissioning nuclear energy centers at the end of their licensed lives (Ameren Missouri has submitted an application with the NRC to extend the Callaway energy center’s operating license from 2024 to 2044);

•	limited availability of fuel supply; and
•	costly and extended outages for scheduled or unscheduled maintenance and refueling.

The NRC has broad authority under federal law to impose licensing and safety requirements for nuclear energy centers. In the event of noncompliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated from time to time by the NRC could necessitate substantial capital expenditures at nuclear energy centers such as Ameren Missouri’s. In addition, if a serious nuclear incident were to occur, it could have a material but indeterminable adverse effect on Ameren Missouri’s results of operations, financial condition, and liquidity. A major incident at a nuclear energy center anywhere in the world could cause the NRC to limit or prohibit the operation or relicensing of any domestic nuclear unit. An incident at a nuclear energy center anywhere in the world also could cause the NRC to impose additional conditions or requirements on the industry, which could increase costs and result in additional capital expenditures. For example, the earthquake in 2011 that affected nuclear plants in Japan is expected to result in regulatory changes in the United States that may impose additional costs on all United States nuclear plants.

Our energy risk management strategies may not be effective in managing fuel and electricity procurement and pricing risks, which could result in unanticipated liabilities or increased volatility in our earnings and cash flows.

We are exposed to changes in market prices for natural gas, fuel, power, emission allowances, renewable energy credits, and transmission congestion. Prices for natural gas, fuel, power, emission allowances and renewable energy credits may fluctuate substantially over relatively short periods of time, and at other times exhibit sustained increases or decreases, and expose us to commodity price risk. We use short-term and long-term purchase and sales contracts in addition to derivatives such as forward contracts, futures contracts, options, and swaps to manage these risks. We attempt to manage our risk associated with these activities through enforcement of established risk limits and risk management procedures. We cannot ensure that these strategies will be successful in managing our pricing risk or that they will not result in net liabilities because of future volatility in these markets.

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

Like other electric and natural gas utilities and other merchant electric generators, our energy centers, fuel storage facilities, and transmission and distribution facilities may be targets of terrorist activities, including cybersecurity attacks, that could result in disruption of our ability to produce or distribute some portion of our energy products. Any such disruption could result in a significant decrease in revenues or significant additional costs for repair, which could have a material adverse effect on our results of operations, financial position, and liquidity.

Our businesses are dependent on our ability to access the capital markets successfully. We may not have access to sufficient capital in the amounts and at the times needed.

We use short-term and long-term debt as a significant source of liquidity and funding for capital requirements not satisfied by our operating cash flow, including requirements related to future environmental compliance and capital expenditures required by the IEIMA. As a result of rising costs and increased capital and operations and maintenance expenditures, coupled with regulatory lag, we expect to continue to rely on short-term and long-term debt financing. The inability to raise debt or equity capital on favorable terms, or at all, could negatively affect our ability to maintain and to expand our businesses. After assessing our current operating performance, liquidity, and credit ratings, we believe that Ameren and its rate-regulated businesses will continue to have access to the capital markets. However, events beyond our control, such as a recession or extreme volatility in global debt or equity capital and credit markets, may create uncertainty that could increase our cost of capital or impair or eliminate our ability to access the debt, equity or credit markets, including our ability to draw on bank credit facilities. Based on projections as of December 31, 2011, of Genco’s operating results and cash flows, we expect that, by the end of the first quarter of 2013, Genco’s interest coverage ratio will be less than the minimum ratio required under its indenture for the company to borrow additional funds from external, third-party sources. An inability to raise debt could adversely impact Genco’s liquidity. Any adverse change in the Ameren Companies’ credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing and fuel, power and natural gas supply, among other things, which could have a material adverse effect on our results of operations, financial position, and liquidity. Certain of the Ameren Companies rely, in part, on Ameren for access to capital. Circumstances that limit Ameren’s access to capital, including those relating to its other subsidiaries, could impair its ability to provide those Ameren Companies with needed capital. In addition, borrowings directly from Ameren and from the utility and non-state-regulated subsidiary money pools are subject to Ameren’s control, and any borrowings are dependent on consideration by Ameren of the facts and circumstances existing at the time of any borrowing request.

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

Our businesses depend upon our ability to employ and retain key officers and other skilled professional and technical employees. A significant portion of our workforce is nearing retirement, including many employees with specialized skills such as maintaining and servicing our electric and natural gas infrastructure and operating our energy centers. Any inability to retain and recruit qualified employees could adversely affect our results of operations.

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

The following table shows what the capability of our energy centers is anticipated to be at the time of our expected 2012 peak summer electrical demand:

Primary Fuel Source	Energy Center	Location	Net Kilowatt Capability(a)
Ameren Missouri:
Coal	Labadie	Franklin County, Mo.	2,412,000
	Rush Island	Jefferson County, Mo.	1,212,000
	Sioux	St. Charles County, Mo.	966,000
	Meramec	St. Louis County, Mo.	836,000
Total coal			5,426,000
Nuclear	Callaway	Callaway County, Mo.	1,190,000
Hydroelectric	Osage	Lakeside, Mo.	240,000
	Keokuk	Keokuk, Ia.	141,000
Total hydroelectric			381,000
Pumped-storage	Taum Sauk	Reynolds County, Mo.	440,000
Oil (CTs)	Meramec	St. Louis County, Mo.	59,000
	Fairgrounds	Jefferson City, Mo.	55,000
	Mexico	Mexico, Mo.	54,000
	Moberly	Moberly, Mo.	54,000
	Moreau	Jefferson City, Mo.	54,000
	Howard Bend	St. Louis County, Mo.	39,000
Total oil			315,000
Natural gas (CTs)	Audrain(b)	Audrain County, Mo.	600,000
	Venice(c)	Venice, Ill.	491,000
	Goose Creek	Piatt County, Ill.	432,000
	Pinckneyville	Pinckneyville, Ill.	316,000
	Raccoon Creek	Clay County, Ill.	300,000
	Kinmundy(c)	Kinmundy, Ill.	208,000
	Peno Creek(b)(c)	Bowling Green, Mo.	188,000
	Meramec(c)	St. Louis County, Mo.	49,000
	Kirksville	Kirksville, Mo.	13,000
Total natural gas			2,597,000
Methane gas (CTs)	Maryland Heights	Maryland Heights, Mo.	6,000
Total Ameren Missouri			10,355,000
Merchant Generation:
Genco:
Coal	Newton	Newton, Ill.	1,198,000
	Joppa (EEI)(d)	Joppa, Ill.	1,002,000
	Coffeen	Coffeen, Ill.	895,000
Total coal			3,095,000
Natural gas (CTs)	Grand Tower	Grand Tower, Ill.	478,000
	Elgin	Elgin, Ill.	460,000
	Gibson City(c)	Gibson City, Ill.	228,000
	Joppa 7B	Joppa, Ill.	108,000
	Joppa (EEI)(d)	Joppa, Ill.	74,000
Total natural gas			1,348,000
Total Genco			4,443,000
AERG:
Coal	E.D. Edwards	Bartonville, Ill.	650,000
	Duck Creek	Canton, Ill.	410,000
Total AERG			1,060,000
Total Merchant Generation			5,503,000
Total Ameren			15,858,000

(a)	Net Kilowatt Capability is the generating capacity available for dispatch from the energy center into the electric transmission grid.
(b)	There are economic development lease arrangements applicable to these CTs.
(c)	These CTs have the capability to operate on either oil or natural gas (dual fuel).
(d)	Genco owns an 80% interest in EEI. This table reflects the full capability of EEI’s facilities.

The following table presents electric and natural gas utility-related properties for Ameren Missouri and Ameren Illinois as of December 31, 2011:

	Ameren Missouri	Ameren Illinois
Circuit miles of electric transmission lines(a)	2,956	4,506
Circuit miles of electric distribution lines	33,256	45,884
Circuit miles of electric distribution lines underground	23%	15%
Miles of natural gas transmission and distribution mains	3,275	18,126
Propane-air plants	1	-
Underground gas storage fields	-	12
Billion cubic feet of total working capacity of underground gas storage fields	-	24

(a)	ATXI and EEI own 29 miles and 42 miles of transmission lines, respectively, not reflected in this table.

Our other properties include office buildings, warehouses, garages, and repair shops.

With only a few exceptions, we have fee title to all principal plants and other units of property material to the operation of our businesses, and to the real property on which such facilities are located (subject to mortgage liens securing our outstanding first mortgage bonds and to certain permitted liens and judgment liens). The exceptions are as follows:

•

A portion of Ameren Missouri’s Osage energy center reservoir, certain facilities at Ameren Missouri’s Sioux energy center, most of Ameren Missouri’s Peno Creek and Audrain CT energy centers, certain substations, and most transmission and distribution lines and natural gas mains are situated on lands occupied under leases, easements, franchises, licenses, or permits. The United States or the state of Missouri may own or may have paramount rights to certain lands lying in the bed of the Osage River or located between the inner and outer harbor lines of the Mississippi River on which certain of Ameren Missouri’s energy centers and other properties are located.

•

The United States, the state of Illinois, the state of Iowa, or the city of Keokuk, Iowa, may own or may have paramount rights with respect to certain lands lying in the bed of the Mississippi River on which a portion of Ameren Missouri’s Keokuk energy center is located.

Substantially all of the properties and plant of Ameren Missouri and Ameren Illinois are subject to the first liens of the indentures securing their mortgage bonds.

Ameren Missouri has conveyed most of its Peno Creek CT energy center to the city of Bowling Green, Missouri, and leased the energy center back from the city through 2022. Under the terms of this capital lease, Ameren Missouri is responsible for all operation and maintenance for the energy center. Ownership of the energy center will transfer to Ameren Missouri at the expiration of the lease, at which time the property and plant will become subject to the lien of any outstanding Ameren Missouri first mortgage bond indenture.

Ameren Missouri operates a CT energy center located in Audrain County, Missouri. Ameren Missouri has rights and obligations as lessee of the CT energy center under a long-term lease with Audrain County. The lease term will expire on December 1, 2023. Under the terms of this capital lease, Ameren Missouri is responsible for all operation and maintenance for the energy center. Ownership of the energy center will transfer to Ameren Missouri at the expiration of the lease, at which time the property and plant will become subject to the lien of any outstanding Ameren Missouri first mortgage bond indenture.

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. We believe that we have established appropriate reserves for potential losses. Material legal and administrative proceedings, which are discussed in Note 2 – Rate and Regulatory Matters, and Note 15 – Commitment and Contingencies under Part II, Item 8, of this report and incorporated herein by reference, include the following:

•	appeals of the MoPSC’s 2010 and 2011 electric rate orders;
•	appeal of the MoPSC’s April 2011 FAC prudence review order and completion of the current FAC prudence review;
•	electric rate proceedings for Ameren Missouri pending before the MoPSC and for Ameren Illinois pending before the ICC;
•	FERC litigation to determine wholesale distribution revenues for seven of Ameren Illinois’ wholesale customers;
•	Ameren Missouri’s appeal to FERC to contest additional charges under a power purchase agreement with Entergy Arkansas, Inc.;
•	the EPA’s Clean Air Act-related litigation filed against Ameren Missouri and NSR investigations at Genco and AERG;
•	remediation matters associated with MGP and waste disposal sites of the Ameren Companies;
•	litigation associated with the breach of the upper reservoir at Ameren Missouri’s Taum Sauk pumped-storage hydroelectric energy center;
•	litigation alleging that CO2 emissions from several industrial companies, including Ameren Missouri and Genco, created the atmospheric conditions that intensified Hurricane Katrina;
•	asbestos-related litigation associated with Ameren, Ameren Missouri, Ameren Illinois and Genco; and
•

Genco’s challenge before the Informal Conference Board of the Illinois Department of Revenue regarding the State’s position that EEI did not qualify for manufacturing tax exemptions for 2010 transactions.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANTS (ITEM 401(b) OF REGULATION S-K):

The executive officers of the Ameren Companies, including major subsidiaries, are listed below, along with their ages as of December 31, 2011, all positions and offices held with the Ameren Companies as of December 31, 2011, (except as otherwise noted below), tenure as officer, and business background for at least the last five years. Some executive officers hold multiple positions within the Ameren Companies; their titles are given in the description of their business experience.

AMEREN CORPORATION:

Name	Age	Positions and Offices Held
Thomas R. Voss	64	Chairman, President and Chief Executive Officer, and Director
Voss joined Ameren Missouri in 1969. He was elected senior vice president of Ameren Missouri, CIPS, and Ameren Services in 1999, of Genco in 2001, of CILCO in 2003, and of IP in 2004. In 2003, Voss was elected president of Genco; he relinquished his presidency of this company in 2004. In 2006, he was elected executive vice president of Ameren Missouri, CIPS, CILCO and IP. In 2007, Voss was elected chairman, president, and chief executive officer of Ameren Missouri. He relinquished his positions at CIPS, CILCO and IP in 2007. In 2009, Voss was elected president and chief executive officer of Ameren; at that time, he relinquished his other positions. In 2010, the Ameren board of directors elected Voss to the position of chairman of the board. He has been a member of the Ameren board since 2009.

Martin J. Lyons, Jr.	45	Senior Vice President and Chief Financial Officer
Lyons joined Ameren, Ameren Missouri, CIPS, Genco, and Ameren Services in 2001 as controller. He was elected controller of CILCO in 2003. He was also elected vice president of Ameren, Ameren Missouri, CIPS, Genco, CILCO, and Ameren Services in 2003 and vice president and controller of IP in 2004. In 2007, his positions at Ameren Missouri were changed to vice president and principal accounting officer. In 2008, Lyons was elected senior vice president and principal accounting officer of the Ameren Companies. In 2009, Lyons was also elected chief financial officer of the Ameren Companies. With the Ameren Illinois Merger in 2010, Lyons remained senior vice president, chief financial officer and principal accounting officer at Ameren Illinois.

Gregory L. Nelson	54	Senior Vice President, General Counsel and Secretary
Nelson joined Ameren Missouri in 1995 as a manager in the tax department and assumed a similar position with Ameren Services in 1998. Nelson was elected vice president and tax counsel of Ameren Services in 1999 and vice president of Ameren Missouri, CIPS, CILCO and Genco in 2003 and of IP in 2004. In 2010, Nelson was elected vice president, tax and deputy general counsel of Ameren Services. He remained vice president of Ameren Missouri, CIPS, CILCO, IP and Genco. With the Ameren Illinois Merger in 2010, Nelson remained vice president at Ameren Illinois. Effective March 2, 2011, Nelson was elected to the positions of senior vice president and general counsel of Ameren, Ameren Missouri, Ameren Illinois, Genco and Ameren Services. Effective May 1, 2011, Nelson was elected to the position of secretary.

Jerre E. Birdsong	57	Vice President and Treasurer
Birdsong joined Ameren Missouri in 1977 and was elected treasurer of Ameren Missouri in 1993. He was elected treasurer of Ameren, CIPS, and Ameren Services in 1997 and of Genco in 2000. In addition to being treasurer, in 2001 he was elected vice president at Ameren, Ameren Missouri, CIPS, Ameren Services and Genco. Additionally, he was elected vice president and treasurer of CILCO in 2003 and of IP in 2004. With the Ameren Illinois Merger in 2010, Birdsong, remained vice president and treasurer at Ameren Illinois.

SUBSIDIARIES:

Name	Age	Positions and Offices Held
Warner L. Baxter	50	Chairman, President and Chief Executive Officer (Ameren Missouri)
Baxter joined Ameren Missouri in 1995. He was elected senior vice president, finance, of Ameren, Ameren Missouri, CIPS, Ameren Services, and Genco in 2001 and of CILCO in 2003. Baxter was elected to the positions of executive vice president and chief financial officer of Ameren, Ameren Missouri, CIPS, Genco, CILCO and Ameren Services in 2003 and of IP in 2004. He was elected chairman, president, chief executive officer and chief financial officer of Ameren Services in 2007. In 2009, Baxter was elected chairman, president and chief executive officer of Ameren Missouri; at that time, he relinquished his other positions.

Maureen A. Borkowski	54	Chairman, President and Chief Executive Officer (ATX)
Borkowski joined Ameren Missouri in 1981. She left the company in 2000 before rejoining Ameren in 2005. Borkowski has led Ameren’s transmission operations since 2005 as vice president, transmission, of Ameren Services. In 2010, Borkowski was elected president and chief executive officer of ATX. Effective March 2, 2011, Borkowski was elected chairman of ATX. Effective April 26, 2011, she was also elected senior vice president, transmission, of Ameren Services.

Scott A. Cisel	58	Chairman, President and Chief Executive Officer (Ameren Illinois)
Cisel joined CILCO in 1975. He was named senior vice president and leader of CILCO’s Sales and Marketing Business Unit in 2001. Cisel assumed the positions of vice president and chief operating officer of CILCO in 2003, upon Ameren’s acquisition of that company. In 2004, Cisel was elected vice president of Ameren Missouri and president and chief operating officer of CIPS, CILCO and IP. In 2007, Cisel was elected chairman and chief executive officer of CIPS, CILCO and IP, in addition to his position as president. He relinquished his position at Ameren Missouri in 2007. With the Ameren Illinois Merger in 2010, Cisel remained chairman, president and chief executive officer at Ameren Illinois.

Daniel F. Cole	58	Chairman, President and Chief Executive Officer (Ameren Services)
Cole joined Ameren Missouri in 1976. He was elected senior vice president of Ameren Missouri and Ameren Services in 1999 and of CIPS in 2001. He was elected president of Genco in 2001; he relinquished that position in 2003. He was elected senior vice president of CILCO in 2003 and of IP in 2004. In 2009, Cole was elected chairman, president and chief executive officer of Ameren Services and remained senior vice president of Ameren Missouri, CIPS, CILCO and IP. With the Ameren Illinois Merger in 2010, Cole remained senior vice president at Ameren Illinois.

Adam C. Heflin	47	Senior Vice President and Chief Nuclear Officer (Ameren Missouri)
Heflin joined Ameren Missouri in 2005 as vice president of nuclear operations and was elected senior vice president and chief nuclear officer of Ameren Missouri in 2008.

Richard J. Mark	56	Senior Vice President (Ameren Missouri)
Mark joined Ameren Services in 2002 as vice president of customer service. In 2003, he was elected vice president of governmental policy and consumer affairs at Ameren Services, with responsibility for government affairs, economic development and community relations for Ameren’s operating utility companies. He was elected senior vice president, customer operations of Ameren Missouri in 2005, with responsibility for Missouri energy delivery. In 2007, Mark relinquished his position at Ameren Services.

Michael L. Moehn	42	Senior Vice President (Ameren Illinois) (Effective January 1, 2012)
Moehn joined Ameren Services in 2000. He was named director of Ameren Services’ corporate modeling and transaction support in 2001 and elected vice president of business services for AER in 2002. In 2004, Moehn was elected vice president of corporate planning of Ameren Services and relinquished his position at AER. In 2008, he was elected senior vice president, corporate planning and business risk management of Ameren Services. Effective January 1, 2012, Moehn relinquished his position at Ameren Services and was elected senior vice president of customer operations of Ameren Illinois.

Charles D. Naslund	59	Senior Vice President (Ameren Missouri)
Naslund joined Ameren Missouri in 1974. He was elected vice president of power operations at Ameren Missouri in 1999, vice president of Ameren Services in 2000 and vice president of nuclear operations at Ameren Missouri in 2004. He relinquished his position at Ameren Services in 2001. Naslund was elected senior vice president and chief nuclear officer at Ameren Missouri in 2005. In 2008, he was elected chairman, president and chief executive officer of AER and chairman and president of Genco. Naslund relinquished his positions at Ameren Missouri in 2008. Effective March 2, 2011, Naslund assumed the position of senior vice president, generation and environmental projects of Ameren Missouri and relinquished his positions of chairman, president and chief executive officer of AER and chairman and president of Genco.

Name	Age	Positions and Offices Held

Steven R. Sullivan	51	Chairman, President and Chief Executive Officer (AER); Chairman and President (Genco); and President and Chief Executive Officer (Marketing Company)
Sullivan joined Ameren, Ameren Missouri, CIPS and Ameren Services in 1998 as vice president, general counsel and secretary. He added those positions at Genco in 2000. In 2003, Sullivan was elected vice president, general counsel and secretary of CILCO. He was elected senior vice president, general counsel and secretary of Ameren, Ameren Missouri, CIPS, Genco, CILCO and Ameren Services in 2003 and of IP in 2004. With the Ameren Illinois Merger in 2010, Sullivan remained senior vice president, general counsel and secretary at Ameren Illinois. Effective March 2, 2011, Sullivan was elected to the positions of chairman, president and chief executive officer of AER and chairman and president of Genco and relinquished his positions of senior vice president and general counsel of Ameren, Ameren Missouri, Ameren Illinois, Genco and Ameren Services. Effective May 1, 2011, Sullivan relinquished his position as secretary for the Ameren Companies. Effective October 31, 2011, Sullivan was elected to the positions of president and chief executive officer of Marketing Company.

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

Ameren’s common stock is listed on the NYSE (ticker symbol: AEE). Ameren common shareholders of record totaled 63,531 on January 31, 2012. The following table presents the price ranges, closing prices, and dividends declared per Ameren common share for each quarter during 2011 and 2010.

	High	Low	Close	Dividends Declared
AEE 2011 Quarter Ended:
March 31	$29.14	$26.46	$28.07	38	1/2¢
June 30	30.14	27.78	28.84	38	1/2
September 30	31.44	25.55	29.77	38	1/2
December 31	34.11	27.98	33.13	40
AEE 2010 Quarter Ended:
March 31	$28.27	$24.14	$26.08	38	1/2¢
June 30	26.92	23.09	23.77	38	1/2
September 30	28.99	23.45	28.40	38	1/2
December 31	29.89	27.65	28.19	38	1/2

There is no trading market for the common stock of Ameren Missouri, Ameren Illinois and Genco. Ameren holds all outstanding common stock of Ameren Missouri and Ameren Illinois; AER holds all outstanding common stock of Genco.

The following table sets forth the quarterly common stock dividend payments made by Ameren and its subsidiaries during 2011 and 2010:

(In millions)	2011 Quarter Ended				2010 Quarter Ended
Registrant	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Ameren Missouri	$184	$84	$67	$68	$59	$60	$58	$58
Ameren Illinois	89	88	88	62	33	33	34	33
Ameren	96	93	93	93	92	93	92	91

On February 10, 2012, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 40 cents per share. The common share dividend is payable March 30, 2012, to stockholders of record on March 14, 2012.

For a discussion of restrictions on the Ameren Companies’ payment of dividends, see Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this report.

Purchases of Equity Securities

The following table presents Ameren Corporation’s purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased(a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2011	-	$-	-	-
November 1 – November 30, 2011	3,201	32.30	-	-
December 1 – December 31, 2011	2,477	32.03	-	-
Total	5,678	$32.18	-	-

(a)	Included in November were 3,201 shares of Ameren common stock purchased in open-market transactions pursuant to Ameren’s 2006 Omnibus Incentive Compensation Plan in satisfaction of Ameren’s obligation to distribute shares of common stock for vested performance units. Included in December were 2,477 shares of Ameren common stock purchased in open market transactions pursuant to Ameren’s 2006 Omnibus Incentive Compensation Plan in satisfaction of Ameren’s obligations for Ameren board of directors’ compensation awards. Ameren does not have any publicly announced equity securities repurchase plans or programs.

Ameren Missouri, Ameren Illinois and Genco did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from October 1, 2011 to December 31, 2011.

Performance Graph

The following graph shows Ameren’s cumulative total shareholder return during the five years ended December 31, 2011. The graph also shows the cumulative total returns of the S&P 500 Index and the Edison Electric Institute Index (EEI Index), which comprises most investor-owned electric utilities in the United States. The comparison assumes that $100 was invested on December 31, 2006, in Ameren common stock and in each of the indices shown, and it assumes that all of the dividends were reinvested.

December 31,	2006	2007	2008	2009	2010	2011
Ameren	$100	$105.94	$69.30	$61.87	$66.11	$81.82
S&P 500 Index	100	105.49	66.46	84.04	96.70	98.74
EEI Index	100	116.56	86.37	95.62	102.35	122.81

Ameren management cautions that the stock price performance shown in the graph above should not be considered indicative of potential future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

For the years ended December 31, (In millions, except per share amounts)	2011	2010	2009	2008	2007
Ameren(a):
Operating revenues	$7,531	$7,638	$7,135	$7,869	$7,562
Operating income(b)	1,241	916	1,416	1,362	1,359
Net income attributable to Ameren Corporation	519	139	612	605	618
Common stock dividends	375	368	338	534	527
Earnings per share – basic and diluted	2.15	0.58	2.78	2.88	2.98
Common stock dividends per share	1.555	1.54	1.54	2.54	2.54
As of December 31:
Total assets	$23,645	$23,511	$23,702	$22,671	$20,752
Long-term debt, excluding current maturities	6,677	6,853	7,111	6,554	5,689
Preferred stock subject to mandatory redemption	-	-	-	-	16
Total Ameren Corporation stockholders’ equity	7,919	7,730	7,856	6,963	6,752
Ameren Missouri:
Operating revenues	$3,383	$3,197	$2,874	$2,960	$2,961
Operating income(b)	609	711	566	514	590
Net income available to common stockholder	287	364	259	245	336
Dividends to parent	403	235	175	264	267
As of December 31:
Total assets	$12,757	$12,504	$12,219	$11,529	$10,903
Long-term debt, excluding current maturities	3,772	3,949	4,018	3,673	3,208
Total stockholders’ equity	4,037	4,153	4,057	3,562	3,601
Ameren Illinois:
Operating revenues	$2,787	$3,014	$2,984	$3,508	$3,380
Operating income	458	498	363	191	195
Income from continuing operations	196	212	133	41	56
Net income available to common stockholder	193	248	241	87	114
Dividends to parent	327	133	98	60	101
As of December 31:
Total assets(c)	$7,213	$7,406	$8,298	$8,023	$7,101
Long-term debt, excluding current maturities	1,657	1,657	1,847	1,850	1,618
Preferred stock subject to mandatory redemption	-	-	-	-	16
Total stockholders’ equity	2,452	2,576	3,072	2,655	2,635
Genco:
Operating revenues	$1,066	$1,126	$1,148	$1,422	$1,298
Operating income(b)	139	62	324	551	468
Net income (loss) attributable to Ameren Energy Generating Company	44	(39)	160	286	230
Dividends to parent	-	-	43	221	199
As of December 31:
Total assets	$2,572	$2,607	$2,920	$2,592	$2,288
Long-term debt, excluding current maturities	824	824	823	774	474
Subordinated intercompany notes (current)	-	-	176	145	172
Total Ameren Energy Generating Company stockholder’s equity	1,018	998	1,004	868	857

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Includes “Goodwill, impairment and other charges” of $125 million and $589 million recorded at Ameren and $35 million and $170 million recorded at Genco, during the years ended December 31, 2011, and December 31, 2010, respectively. Includes “Loss from regulatory disallowance” of $89 million recorded at Ameren Missouri during the year ended December 31, 2011.
(c)	Includes total assets from discontinued operations of $1,117 million, $1,081 million, and $865 million at December 31, 2009, 2008, and 2007, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Ameren Executive Summary

Operations

During 2011, Ameren remained committed to providing its customers with safe, reliable, environmentally responsible and reasonably-priced energy while at the same time enhancing value for our shareholders. Ameren Missouri and Ameren Illinois seek to earn competitive returns on their investments by improving their regulatory frameworks and seeking rate increases as needed. Ameren’s Merchant Generation business seeks to protect and enhance shareholder value by minimizing operating and capital spending during the current period of low power prices while advocating for regulatory policies and power market improvements that will lead to improved economics. Ameren is committed to allocating capital to projects that have an opportunity to earn a competitive return and to aligning its spending with regulatory outcomes and economic conditions.

There were several developments during 2011 and early 2012 that have the potential to improve the level or predictability of earned returns at Ameren Missouri and Ameren Illinois. In January 2012, Ameren Illinois elected to participate in the IEIMA’s performance-based formula ratemaking process for electric delivery service. As a result, Ameren Illinois’ electric delivery service earnings in 2012 and beyond are expected to reflect performance-based formula ratemaking, which will enable additional infrastructure investment and the creation of jobs. The improved infrastructure will enhance reliability and provide customers with the energy usage options made possible by smart meters. Also in January 2012, the ICC approved an increase in annual Ameren Illinois’ revenues for natural gas delivery service. In 2011, Ameren Missouri received rate increases for its electric and natural gas businesses. In February 2012, Ameren Missouri filed an electric rate case with the MoPSC seeking to recover its operating and capital costs and to earn a fair return on investments made to serve its customers. In addition to that pending electric rate case, in January 2012, Ameren Missouri filed its first request with the MoPSC for approval of new and expanded energy efficiency programs along with a cost-recovery mechanism under the MEEIA. The MEEIA was designed to enable utilities to pursue cost effective energy efficiency programs by aligning the utility’s financial incentives with those of its customers. Also, FERC is expected to issue an order on MISO’s proposal to establish a capacity market within the RTO. The MISO proposal calls for the first annual capacity auction to be held in April 2013 for the June 2013 to May 2014 planning year. Ameren supports the MISO proposal as well as MISO’s efforts to increase the amount of capacity that can be shared between MISO and PJM. Ameren will continue to advocate for a multi-year capacity construct to improve the functioning of power markets. The creation of a MISO capacity market would more accurately reflect the value of capacity, improve efficiency and reliability, and benefit customers over the long-term.

The Merchant Generation segment expects its cash flows from operating activities to exceed capital expenditures in 2012 reflecting the benefit of its forward power sales and hedging programs as well as actions taken to reduce spending. In early 2012, there has been a sharp decline in forward power prices. The decline in power prices is believed to be caused by factors such as declining natural gas prices and the stay of the CSAPR. It is unclear when legal and regulatory uncertainties related to CSAPR will be resolved and when natural gas prices will recover. As a result of the declining price of power, Merchant Generation and Genco have revised their capital spending plans. Genco is decelerating construction of its Newton energy center scrubber project, postponing installation until such time as the incremental investment necessary for completion is justified by visible market conditions. In addition, AERG has removed from its five-year capital expenditure plans the previously planned precipitator upgrades at its E.D. Edwards energy center. Merchant Generation believes these actions are the best path to achieving appropriate returns on incremental environmental investments during this period of low power prices. These Merchant Generation actions will reduce capital needs by approximately $270 million from 2012 through 2014 compared to prior plans. Genco will decelerate the Newton scrubber project in a manner that preserves the value of the work commissioned to date. Genco has reduced its expected 2012 capital expenditures for the Newton scrubber project to approximately $150 million. After 2012, Genco will perform minimal amounts of ongoing construction activities such that when the economics merit completing the Newton scrubber project, the project can be completed in an orderly and cost-effective manner.

Ameren plans to significantly grow its investment in electric transmission assets, which are regulated by FERC. Ameren expects to invest a total of approximately $1.7 billion in transmission projects over the five-year period ending in 2016. Of that total, Ameren Illinois expects to invest $900 million in transmission projects that are focused on local load growth and reliability needs. In December 2011, MISO approved the Illinois Rivers, Spoon River, and Mark Twain projects. ATX and ATXI’s total investment in these three MISO-approved projects is expected to be more than $1.2 billion through 2019, with potential investment of approximately $750 million from 2012 to 2016. In 2012, ATXI is moving forward with the line routing and siting process for the Illinois Rivers project.

Earnings

Ameren reported net income of $519 million, or $2.15 per share, for 2011 compared with net income of $139 million, or 58 cents per share, in 2010. The main factor contributing to the increase in earnings in 2011 compared with 2010 was a reduction in goodwill, impairment and other charges of $464 million, or $1.87 per share. The 2011 charges were the result of the MoPSC’s July 2011 disallowance of costs of enhancements related to the rebuilding of Ameren Missouri’s Taum Sauk energy center in excess of amounts recovered from property insurance, as well as new environmental rules, the primary impact of which was Genco’s closure of the Meredosia and Hutsonville energy centers. Ameren’s earnings also increased in 2011, compared with 2010, because of higher electric utility rates for Ameren Missouri and Ameren Illinois and lower interest expense. Offsetting factors included reduced electric margins in the Merchant Generation segment due to lower realized power prices and higher fuel and transportation-related expenses; lower electric sales to native load utility customers due, in part, to summer temperatures that while warmer than normal, were below those of a very hot 2010; unrealized net losses on MTM activity related to nonqualifying power hedges and fuel-related contracts; and higher major storm repair expenses. Additionally, Ameren recorded a charge to earnings associated with the voluntary separation offers to eligible Ameren Missouri and Ameren Services employees during the fourth quarter of 2011.

Liquidity

Cash flows from operations of $1.9 billion were used to pay dividends to common stockholders of $375 million and to fund capital expenditures of $1.0 billion. At December 31, 2011, Ameren, on a consolidated basis, had available liquidity, in the form of cash on hand and amounts available under its existing credit facilities, of approximately $2.2 billion, which was a $300 million increase in the amount of available liquidity at December 31, 2010.

Capital Spending

From 2012 through 2016, Ameren’s cumulative capital spending is projected to range between $6.5 billion and $8.3 billion. Much of this spending is at Ameren’s rate-regulated utilities, including a total of approximately $750 million at ATX and ATXI, in the aggregate, to invest in their electric transmission assets. The Merchant Generation segment’s capital spending is expected to be up to $450 million, primarily for environmental compliance, from 2012 through 2016. The decision to make pollution control equipment investments in Ameren’s Merchant Generation segment depends on whether the expected future market price for power reflects the increased cost of environmental compliance.

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
•

AER consists of non-rate-regulated operations, including Genco, AERG, Marketing Company and Medina Valley. The Medina Valley energy center was sold in February 2012. Genco operates a merchant electric generation business in Illinois and holds an 80% ownership interest in EEI.

On October 1, 2010, Ameren, CIPS, CILCO, IP, AERG and AER completed a two-step corporate internal reorganization. The first step of the reorganization was the Ameren Illinois Merger. Upon consummation of the Ameren Illinois Merger, the separate legal existence of CILCO and IP ended. The second step of the reorganization involved the distribution of AERG stock from Ameren Illinois to Ameren and the subsequent contribution by Ameren of the AERG stock to AER. The Ameren Illinois Merger and the distribution of AERG stock were accounted for as transactions between entities under common control. In accordance with authoritative accounting guidance, assets and liabilities transferred between entities under common control were accounted for at the historical cost basis of the common parent, Ameren, as if the transfer had occurred at the beginning of the earliest reporting period presented. Ameren’s historical cost basis in Ameren Illinois included purchase accounting adjustments related to Ameren’s acquisition of CILCORP in 2003. Ameren Illinois accounted for the AERG distribution as a spinoff. Ameren Illinois transferred AERG to Ameren based on AERG’s carrying value. Ameren Illinois has segregated AERG’s operating results and cash flows and presented them separately as discontinued operations in its consolidated statement of income and consolidated statement of cash flows, respectively, for all periods presented prior to October 1, 2010, in this report. For Ameren’s financial statements, AERG’s results of operations remain classified as continuing operations. See Note 16 – Corporate Reorganization and Discontinued Operations under Part II, Item 8, for additional information.

Effective January 1, 2010, as part of an internal reorganization, AER transferred its 80% stock ownership interest in EEI to Genco through a capital contribution. The transfer of EEI to Genco was accounted for as a transaction between entities under common control, whereby Genco accounted for the transfer at the historical carrying value of the parent (Ameren) as if the transfer had occurred at the beginning of the earliest reporting period presented. Ameren’s historical cost basis in EEI included purchase accounting adjustments relating to Ameren’s acquisition of an additional 20% ownership interest in EEI in 2004. This transfer required Genco’s prior-period financial statements to be retrospectively combined for all periods presented. Consequently, Genco’s prior-period consolidated financial statements reflect EEI as if it had been a subsidiary of Genco. Ameren and Genco consolidate EEI for financial reporting purposes.

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

Net income attributable to Ameren Corporation was $519 million, or $2.15 per share, for 2011, $139 million, or $0.58 per share, for 2010, and $612 million, or $2.78 per share, for 2009.

2011 versus 2010

Net income attributable to Ameren Corporation increased $380 million, and earnings per share increased $1.57 in 2011 compared with 2010. The Merchant Generation segment reported net income attributable to Ameren Corporation of $45 million in 2011, compared with a $409 million net loss in 2010. Net income attributable to Ameren Corporation decreased in the Ameren Missouri and Ameren Illinois Regulated segments by $77 million and $15 million, respectively, in 2011 compared with 2010.

Compared with 2010 earnings per share, 2011 earnings were favorably affected by:

•

reduced goodwill, impairment and other charges in the Merchant Generation segment offset, in part, by a charge to earnings related to the MoPSC’s July 2011 disallowance of costs of enhancements relating to the rebuilding of the Taum Sauk energy center in excess of amounts recovered from property insurance ($1.87 per share);

•

higher Ameren Missouri electric rates pursuant to orders issued by the MoPSC, which became effective in June 2010 and in July 2011, as well as higher Ameren Missouri natural gas rates pursuant to a MoPSC order, which became effective in late February 2011. The impact of the Ameren Missouri electric rate increases on earnings was reduced by the adoption of life span depreciation methodology, recognition in 2010 of regulatory assets for previously-expensed costs in the prior-year period, and increased regulatory asset amortization as directed by the rate orders (17 cents per share). These amounts exclude the unfavorable impact of the charge to earnings related to the MoPSC’s disallowance of Taum Sauk rebuilding costs discussed above;

•

lower interest expense, primarily due to the maturity and repayment of $200 million of Genco’s senior secured notes in November 2010, the redemption of $66 million of Ameren Missouri’s subordinated deferrable interest debentures in September 2010, Ameren Illinois’ redemptions of $150 million of senior secured notes and $40 million of first mortgage bonds in June 2011 and September 2010, respectively, and a reduction in borrowings under credit facility agreements (12 cents per share);

•	higher Ameren Illinois electric rates pursuant to orders issued by the ICC in 2010 (6 cents per share);
•	the absence in 2011 of a charge for the impact on deferred taxes from changes in federal health care laws (6 cents per share);
•	the absence in 2011 of charges recorded in 2010 for cancelled or unrecoverable projects at Ameren Missouri (6 cents per share);
•

a reduction in operations and maintenance expense related to plant maintenance, primarily at Ameren Missouri, as fewer costs were incurred for major outages at coal-fired energy centers as the scope of the outages in 2011 was not as extensive as the scope of the outages conducted in 2010 (5 cents per share); and

•	reduction in expense as a result of disciplined cost management efforts to align spending with regulatory outcomes and economic conditions.

Compared with 2010 earnings per share, 2011 earnings were unfavorably affected by:

•

lower electric margins in the Merchant Generation segment, largely due to lower realized revenue per megawatthour sold and higher fuel and related transportation costs (21 cents per share). This amount excludes the unfavorable impacts of net unrealized MTM activity discussed below. See Outlook for expected trends in future coal, transportation and power prices;

•

reduced rate-regulated retail sales volumes, excluding the effects of abnormal weather, as sales volumes declined due to continued economic pressure, energy efficiency measures, and customer conservation efforts as well as lower wholesale sales at Ameren Missouri due to a reduction in customers and the expiration of favorably priced contracts, among other items (15 cents per share);

•

unrealized net losses on MTM activity primarily related to nonqualifying power hedges and fuel-related contracts as well as unfavorable changes in the market value of investments used to support Ameren’s deferred compensation plans (10 cents per share);

•	the impact of weather conditions on electric and natural gas demand (estimated at 10 cents per share);
•	increased operations and maintenance expenses as a result of major storms in 2011 (9 cents per share);
•	a reduction in allowance for equity funds used during construction reflecting the 2010 completion of two scrubbers at Ameren Missouri’s Sioux energy center (8 cents per share);
•

increased operations and maintenance expenses associated with voluntary separation offers to eligible Ameren Missouri and Ameren Services employees during the fourth quarter of 2011 (7 cents per share);

•

a reduction in revenues resulting from the MoPSC’s April 2011 order with respect to its FAC review for the period from March 1, 2009, to September 30, 2009, that resulted in Ameren Missouri recording an obligation to refund to its electric customers the earnings associated with certain previously recognized sales. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information (5 cents per share); and

•	an increase in depreciation and amortization expense caused primarily by the installation of scrubbers at Ameren Missouri’s Sioux energy center as well as other capital additions (4 cents per share).

The cents per share information presented above is based on average shares outstanding in 2010.

2010 versus 2009

Net income attributable to Ameren Corporation decreased $473 million, and its earnings per share decreased $2.20 in 2010 compared with 2009. Net income attributable to Ameren Corporation increased in the Ameren Missouri and Ameren Illinois Regulated segments by $105 million and $81 million, respectively, in 2010 compared with 2009, while net income attributable to Ameren Corporation in the Merchant Generation segment decreased by $656 million in 2010 compared with 2009.

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

•

lower realized electric margins in the Merchant Generation segment largely due to lower realized revenue per megawatthour sold and higher fuel and related transportation costs (79 cents per share). This amount excludes the unfavorable impacts of net unrealized MTM activity on nonqualifying power hedges discussed below;

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

•	costs associated with the Callaway energy center’s scheduled refueling and maintenance outage in 2010. There was no Callaway refueling and maintenance outage in 2009 (12 cents per share);
•

increased depreciation and amortization expenses, primarily due to capital additions placed in service at the Merchant Generation segment in late 2009 and early 2010, excluding the impacts at Ameren Missouri of the May 2010 MoPSC electric rate order discussed below (9 cents per share);

•

a reduced gain from net unrealized MTM activity on nonqualifying power hedges and from changes in the market value of investments used to support Ameren’s deferred compensation plans (6 cents per share); and

•	the impact on deferred taxes from changes in federal health care laws (6 cents per share).

Compared with 2009 earnings per share, 2010 earnings were favorably affected by:

•	the impact of weather conditions on energy demand (estimated at 40 cents per share);
•

higher Ameren Missouri electric rates pursuant to the MoPSC 2009 and 2010 electric rate orders effective in May 2009 and in June 2010, respectively, offset by the adoption of the life span depreciation methodology and increased regulatory asset amortization as directed by the MoPSC 2010 electric rate order (27 cents per share);

•

the favorable impact on electric and natural gas margins in our rate-regulated businesses from higher weather-normalized sales volumes (exclusive of higher sales to Noranda discussed below), largely due to improved economic conditions and higher wholesale sales margins at Ameren Missouri because of additional customers and higher-priced wholesale sales contracts, among other things (20 cents per share);
•

increased Ameren Missouri sales to Noranda as its smelter plant gradually returned to full capacity by the end of the first quarter of 2010 after a January 2009 severe ice storm significantly reduced the plant’s capacity (11 cents per share);

•

a reduction in financing expenses caused primarily by an increase in the allowance for funds used during construction at Ameren Missouri for the installation of two scrubbers at its Sioux energy center (10 cents per share);

•	higher Ameren Illinois electric and natural gas net delivery rates pursuant to the ICC 2010 rate orders, which became effective in May and November 2010 (9 cents per share); and
•	reduced charges in 2010 relating to workforce reductions through voluntary and involuntary separation programs (4 cents per share).

The cents per share information presented above is based on average shares outstanding in 2009.

For additional details regarding the Ameren Companies’ results of operations, including explanations of Margins, Other Operations and Maintenance Expenses, Goodwill, Impairment and Other Charges, Depreciation and Amortization, Taxes Other Than Income Taxes, Interest Charges, and Income Taxes, see the major headings below.

Below is a table of income statement components by segment for the years ended December 31, 2011, 2010, and 2009:

2011	Ameren Missouri	Ameren Illinois Regulated Segment	Merchant Generation	Other / Intersegment Eliminations	Total
Electric margins	$2,252	$1,087	$668	$(10)	$3,997
Natural gas margins	79	354	-	(2)	431
Other revenues	5	1	3	(9)	-
Other operations and maintenance	(934)	(640)	(285)	39	(1,820)
Goodwill, impairment and other charges	(89)	-	(37)	1	(125)
Depreciation and amortization	(408)	(215)	(143)	(19)	(785)
Taxes other than income taxes	(296)	(129)	(24)	(8)	(457)
Other income and (expenses)	51	1	1	(7)	46
Interest charges	(209)	(136)	(105)	(1)	(451)
Income (taxes) benefit	(161)	(127)	(32)	10	(310)
Net income (loss)	290	196	46	(6)	526
Noncontrolling interest and preferred dividends	(3)	(3)	(1)	-	(7)
Net income (loss) attributable to Ameren Corporation	$287	$193	$45	$(6)	$519
2010
Electric margins	$2,233	$1,096	$780	$(17)	$4,092
Natural gas margins	75	375	-	(2)	448
Other revenues	1	-	-	(1)	-
Other operations and maintenance	(931)	(635)	(287)	32	(1,821)
Goodwill, impairment and other charges	-	-	(589)	-	(589)
Depreciation and amortization	(382)	(210)	(146)	(27)	(765)
Taxes other than income taxes	(285)	(128)	(26)	(10)	(449)
Other income and (expenses)	70	(6)	1	(8)	57
Interest charges	(213)	(143)	(133)	(8)	(497)
Income (taxes) benefit	(199)	(137)	(6)	17	(325)
Net income (loss)	369	212	(406)	(24)	151
Noncontrolling interest and preferred dividends	(5)	(4)	(3)	-	(12)
Net income (loss) attributable to Ameren Corporation	$364	$208	$(409)	$(24)	$139
2009
Electric margins	$1,983	$917	$1,012	$(22)	$3,890
Natural gas margins	73	373	-	-	446
Other revenues	4	4	-	(8)	-
Other operations and maintenance	(880)	(590)	(333)	35	(1,768)
Goodwill, impairment and other charges	-	-	(7)	-	(7)
Depreciation and amortization	(357)	(216)	(126)	(26)	(725)
Taxes other than income taxes	(257)	(125)	(28)	(10)	(420)
Other income and (expenses)	56	2	1	(11)	48
Interest charges	(229)	(153)	(119)	(7)	(508)
Income (taxes) benefit	(128)	(79)	(151)	26	(332)
Net income (loss)	265	133	249	(23)	624
Noncontrolling interest and preferred dividends	(6)	(6)	(2)	2	(12)
Net income (loss) attributable to Ameren Corporation	$259	$127	$247	$(21)	$612

Margins

The following table presents the favorable (unfavorable) variations in the registrants’ electric and natural gas margins from the previous year. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. The table covers the years ended December 31, 2011, 2010, and 2009. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP, and may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

2011 versus 2010	Ameren Missouri	Ameren Illinois Regulated Segment	Genco	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(29)	$(7)	$-	$-	$(36)
Regulated rates:
Higher base rates	172	29	-	-	201
Recovery of FAC under-recovery(c)	89	-	-	-	89
Off-system revenues	53	-	-	-	53
FAC disallowance	(17)	-	-	-	(17)
Transmission services	1	(4)	-	3	-
Illinois pass-through power supply costs	-	(112)	-	(1)	(113)
Energy efficiency programs and environmental remediation cost riders	-	6	-	-	6
Bad debt rider	-	(17)	-	-	(17)
Rate-regulated sales (excluding the impact of abnormal weather)	(37)	(15)	-	-	(52)
Wholesale revenues	(43)	-	-	-	(43)
Merchant Generation sales price changes, including hedge effect	-	-	(58)	(3)	(61)
Net unrealized MTM losses	(2)	-	(4)	(12)	(18)
Non-rate-regulated sales and other	5	(1)	2	11	17
Total electric revenue change	$192	$(121)	$(60)	$(2)	$9
Fuel and purchased power change:
Fuel:
Merchant Generation production volume and other	$-	$-	$(2)	$14	$12
Fuel and transportation costs included in base rates	(84)	-	-	-	(84)
Recovery of FAC under-recovery(c)	(89)	-	-	-	(89)
Net unrealized MTM losses	-	-	(6)	(2)	(8)
Price – Merchant Generation	-	-	(11)	(6)	(17)
Merchant Generation purchased power and other	-	-	6	(37)	(31)
Illinois pass-through power supply costs	-	112	-	1	113
Total fuel and purchased power change	$(173)	$112	$(13)	$(30)	$(104)
Net change in electric margins	$19	$(9)	$(73)	$(32)	$(95)
Natural gas margins change:
Effect of weather (estimate)(b)	$(1)	$(5)	$-	$-	$(6)
Bad debt rider	-	(14)	-	-	(14)
Change in base rates	5	3	-	-	8
Energy efficiency programs and environmental remediation cost riders	-	(1)	-	-	(1)
Sales (excluding impact of abnormal weather) and other	-	(4)	-	-	(4)
Net change in natural gas margins	$4	$(21)	$-	$-	$(17)

2010 versus 2009	Ameren Missouri	Ameren Illinois Regulated Segment	Genco	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$134	$40	$-	$-	$174
Regulated rates:
Higher base rates	162	41	-	-	203
Recovery of FAC under-recovery(c)	60	-	-	-	60
Off-system revenues	(102)	-	-	-	(102)
Noranda sales	54	-	-	-	54
Transmission services	7	42	-	-	49
Illinois pass-through power supply costs	-	(83)	-	303	220
Energy efficiency programs and environmental remediation cost riders	-	29	-	-	29
Bad debt rider	-	14	-	-	14
Rate-regulated sales (excluding the impact of abnormal weather)	9	16	-	-	25
Wholesale revenues	(4)	-	-	-	(4)
Merchant Generation sales price changes, including hedge effect	-	-	(81)	(162)	(243)
2007 Illinois Electric Settlement Agreement, net of reimbursement	-	10	10	3	23
Net unrealized MTM gains (losses)	-	-	(1)	50	49
Non-rate-regulated sales and other	10	(13)	50	(17)	30
Total electric revenue change	$330	$96	$(22)	$177	$581
Fuel and purchased power change:
Fuel:
Merchant Generation production volume and other	$-	$-	$(38)	$(9)	$(47)
Fuel and transportation costs included in base rates	9	-	-	-	9
Recovery of FAC under-recovery(c)	(60)	-	-	-	(60)
Net unrealized MTM losses	(29)	-	(18)	(4)	(51)
Price – Merchant Generation	-	-	(51)	(20)	(71)
Merchant Generation purchased power and other	-	-	11	50	61
Illinois pass-through power supply costs	-	83	-	(303)	(220)
Total fuel and purchased power change	$(80)	$83	$(96)	$(286)	$(379)
Net change in electric margins	$250	$179	$(118)	$(109)	$202
Natural gas margins change:
Effect of weather (estimate)(b)	$-	$1	$-	$-	$1
Bad debt rider	-	15	-	-	15
Change in base rates	-	(11)	-	-	(11)
Energy efficiency programs and environmental remediation cost riders	-	1	-	-	1
Net unrealized MTM losses	-	(6)	-	-	(6)
Sales (excluding impact of abnormal weather) and other	2	2	-	(2)	2
Net change in natural gas margins	$2	$2	$-	$(2)	$2

(a)	Includes amounts for nonregistrant subsidiaries (largely made up of other Merchant Generation) and intercompany eliminations.
(b)	Represents the estimated margin impact resulting from the effects of changes in cooling and heating degree-days on electric and natural gas demand compared to the prior-year based on temperature readings from the National Oceanic and Atmospheric Administration.
(c)	Represents the change in the net recovery of fuel costs under the FAC recovered from customer rates, with corresponding offsets to fuel expense.

2011 versus 2010

Ameren

Ameren’s electric margins decreased by $95 million, or 2%, in 2011 compared with 2010. The following items had an unfavorable impact on Ameren’s electric margins:

•

Lower sales prices, including hedge effects, at the Merchant Generation segment due to reductions in higher-margin sales resulting from the expiration of the 2006 auction power supply agreements on May 31, 2010, and lower market prices resulting in fewer opportunities for economic power sales, which decreased margins by $61 million.

•

Excluding the estimated impact of abnormal weather, rate-regulated retail sales volumes declined 1%, attributable to continued economic pressure, energy efficiency measures and customer conservation efforts, which decreased revenues by $52 million.

•

Lower wholesale sales at Ameren Missouri due to a reduction in customers, the expiration of favorably priced contracts and the inclusion of revenues from the remaining contracts as an offset to fuel costs in the FAC beginning July 31, 2011, which decreased revenues by $43 million.

•	Summer weather conditions in 2011 were not as hot as a very hot 2010, as evidenced by a 4% decrease in cooling degree-days, which decreased revenues by $36 million. However, weather conditions in Ameren’s service territory in 2011 were still warmer than normal as evidenced by 19% more cooling degree-days.

•

Net unrealized MTM losses principally at the Merchant Generation segment (primarily at Marketing Company), related to nonqualifying power hedges and fuel-related contracts, which decreased margins by $26 million.

•

Decreased utilization of Merchant Generation’s energy centers, primarily due to planned and unplanned outages and lower market prices resulting in fewer opportunities for economic power sales. Decreased utilization resulted in a $23 million decline in non-rate-regulated sales. This decline was mitigated by a $12 million decrease in Merchant Generation production volume and other costs.

•

A $17 million reduction in revenues, recorded in the second quarter of 2011, at Ameren Missouri resulting from the MoPSC’s order with respect to its FAC disallowance for the period from March 1, 2009, to September 30, 2009. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, for further information regarding the FAC prudence review.

•

Decreased recovery of prior years’ bad debt expense at Ameren Illinois, through the Illinois bad debt rider, which became effective in March 2010, which decreased margins by $17 million. See Operations and Maintenance in this section for additional information on a related offsetting decrease in bad debt expense.

•	6% higher fuel prices in the Merchant Generation segment, primarily due to higher commodity and transportation costs associated with new supply contracts, which decreased margins by $17 million.

The following items had a favorable impact on Ameren’s electric margins in 2011 compared with 2010:

•

Higher electric base rates at Ameren Missouri, effective June 2010 and July 2011, which increased revenues by $172 million, offset by an increase in net base fuel expense ($31 million), which was a result of higher net base fuel cost rates approved in the 2010 and 2011 MoPSC rate orders and due to higher fuel and transportation costs. Net base fuel expense is the sum of fuel and transportation costs included in base rates (-$84 million) and off-system revenues (+$53 million) in the above table. See below for additional details regarding the FAC.

•

Higher electric delivery service rates at Ameren Illinois, effective in early May and November 2010, which increased margins by $20 million, and higher wholesale revenues due to an increase in electric delivery service rates effective April 2011, which increased margins by $9 million. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, for further information regarding the 2011 wholesale distribution rate case.

•

Increased recovery of energy efficiency program costs and environmental remediation costs through Illinois rate-adjustment mechanisms at Ameren Illinois, which increased margins by $6 million. See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency and environmental remediation costs.

Ameren’s revenues associated with Illinois pass-through power supply costs decreased $113 million because of lower power prices on sales primarily to nonaffiliated parties. These revenues were offset by a corresponding net decrease in purchased power.

Ameren Missouri has a FAC cost recovery mechanism that allows Ameren Missouri to recover, through customer rates, 95% of changes in fuel and purchased power costs, net of off-system revenues, including MISO costs and revenues, greater or less than the amount set in base rates, without a traditional rate proceeding. Ameren Missouri accrued, as a regulatory asset, fuel and purchased power costs that were greater than the amount set in base rates (FAC under-recovery). Net recovery of fuel costs under the FAC through customer rates increased by $89 million in 2011, as compared with 2010, with corresponding offsets to fuel expense to reduce the previously recognized FAC regulatory asset. See below for explanations of electric and natural gas margin variances for the Ameren Missouri segment.

Ameren’s natural gas margins decreased by $17 million, or 4%, in 2011 compared with 2010. The following items had an unfavorable impact on Ameren’s natural gas margins:

•

Decreased recovery of prior years’ bad debt expense through the Illinois bad debt rider at Ameren Illinois, which became effective March 2010, decreased margins by $14 million. See Other Operations and Maintenance Expenses in this section for additional information on a related offsetting decrease in bad debt expense.

•

Unfavorable winter weather conditions, as evidenced by a 6% decrease in heating degree-days, which decreased revenues by $6 million. Compared to normal, Ameren experienced 3% fewer heating degree-days in 2011.

•

4% lower native load sales volumes, excluding the estimated impact of abnormal weather, largely in the commercial and industrial sectors, attributable to continued economic pressure decreased margins by $4 million.

Ameren’s natural gas margins were favorably affected by $8 million in 2011 compared with 2010 due to higher natural gas rates effective February 2011 at Ameren Missouri and effective in May and November 2010 at Ameren Illinois.

Ameren Missouri

Ameren Missouri has a FAC cost recovery mechanism, which is outlined in the Ameren margin section above.

Ameren Missouri’s electric margins increased by $19 million, or 1%, in 2011 compared with 2010. Ameren Missouri’s electric margins were favorably affected by higher electric base rates, effective in June 2010 and July 2011 ($172 million), offset by increased net base fuel expense ($31 million), which was a result of higher net base fuel cost rates approved in the 2010 and 2011 MoPSC rate orders and due to higher fuel and transportation costs. Net base fuel expense is the sum of fuel and transportation costs included in base rates (-$84 million) and off-system revenues (+$53 million) in the above table.

The following items had an unfavorable impact on Ameren Missouri’s electric margins in 2011 compared with 2010:

•

Lower wholesale sales due to a reduction in customers, the expiration of favorably priced contracts, and the inclusion of revenues from the remaining contracts as an offset to fuel costs in the FAC beginning July 31, 2011, which decreased revenues by $43 million.

•

Excluding the estimated impact of abnormal weather, rate-regulated retail sales volumes declined by 1%, attributable to continued economic pressure, energy efficiency measures, and customer conservation efforts, which decreased revenues by $37 million.

•

Summer weather conditions in 2011 were not as hot as a very hot 2010, as evidenced by a 3% decrease in cooling degree-days, which decreased revenues by $29 million. However, weather conditions in Ameren Missouri’s service territory in 2011 were still warmer than normal as evidenced by 20% more cooling degree-days.

•

A $17 million reduction in revenues, recorded in the second quarter of 2011, resulting from the MoPSC’s order with respect to its FAC disallowance for the period from March 1, 2009 to September 30, 2009. See Note 2 - Rate and Regulatory Matters under Part II, Item 8, for further information regarding the FAC prudence review.

Ameren Missouri’s natural gas margins increased by $4 million, or 5%, in 2011 compared with 2010. Ameren Missouri’s natural gas margins were favorably affected by higher natural gas rates, effective February 2011, which increased margins by $5 million.

Ameren Illinois Regulated Segment

Ameren Illinois has a cost recovery mechanism for power purchased on behalf of its customers. These pass-through power costs do not affect margins; however, the electric revenues and offsetting purchased power costs may fluctuate, primarily because of customer switching to alternative power providers and usage. Ameren Illinois does not generate earnings based on the resale of power, but rather on the delivery of energy.

Ameren Illinois’ electric margins decreased by $9 million, or 1%, in 2011 compared with 2010. The following items had an unfavorable impact on electric margins:

•	Decreased recovery of prior years’ bad debt expense under the Illinois bad debt rider, which became effective in March 2010, which decreased margins by
$17 million. See Operations and Maintenance in this section for additional information on a related offsetting decrease in bad debt expense.
•	Continued economic pressure, energy efficiency measures, and customer conservation efforts, which decreased revenues by $15 million.
•

Summer weather conditions in 2011 were not as hot as a very hot 2010, as evidenced by a 5% decrease in cooling degree-days, which decreased revenues by $7 million. However, weather conditions in Ameren Illinois’ service territory in 2011 were still warmer than normal as evidenced by 18% more cooling degree-days.

The following items had a favorable impact on Ameren Illinois’ electric margins in 2011 compared with 2010:

•

Higher electric delivery service rates, effective in early May and November 2010, increased margins by $20 million and higher wholesale revenues due to an increase in electric delivery service rates effective April 2011, which increased margins by $9 million. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, for further information regarding the 2011 wholesale distribution rate case.

•

Increased recovery of energy efficiency program costs and environmental remediation costs through Illinois rate-adjustment mechanisms, which increased margins by $6 million. See Operations and Maintenance in this section for information on a related offsetting increase in energy efficiency and environmental remediation costs.

Ameren Illinois’ natural gas margins decreased by $21 million, or 6%, in 2011 compared with 2010. The following items had an unfavorable impact on Ameren Illinois’ natural gas margins:

•

Decreased recovery of prior years’ bad debt expense under the Illinois bad debt rider, which became effective March 2010, which decreased margins by $14 million. See Other Operations and Maintenance Expenses in this section for additional information on a related offsetting decrease in bad debt expense.

•

Unfavorable winter weather conditions, as evidenced by a 5% decrease in heating degree-days, decreased revenues by $5 million. However, compared to normal, Ameren Illinois experienced in 2011 a 2% decrease in heating degree-days.

•

Native load sales volumes declined by 4%, excluding the estimated impact of abnormal weather, largely in the commercial and industrial sectors, attributable to continued economic pressure, which decreased revenues by $4 million.

Ameren Illinois’ gas margins were favorably affected by $3 million due to higher natural gas rates effective in May and November 2010.

Merchant Generation

Merchant Generation’s electric margins decreased by $112 million, or 14%, in 2011 compared with 2010. See below for explanations of electric margin variances for the Merchant Generation segment.

Genco

Genco’s electric margins decreased by $73 million, or 13%, in 2011 compared with 2010. The following items had an unfavorable impact on electric margins:

•

Lower revenues allocated to Genco under its power supply agreement (Genco PSA) with Marketing Company. There was a smaller pool of money to allocate because of reductions in higher-margin sales, after the expiration of long-term contracts and because of lower market prices. However, in accordance with the Genco PSA, Genco was allocated a higher percentage of revenues from the pool because of higher reimbursable expenses and greater levels of generation relative to AERG. Genco also experienced lower market prices associated with EEI’s power supply agreement with Marketing Company (EEI PSA). The combined impact of lower market prices under both power supply agreements resulted in an unfavorable price variance, which reduced revenues by $58 million. The decrease in revenues was mitigated by a favorable settlement of a contract dispute with a large customer in the second quarter of 2011.

•

5% higher fuel prices, primarily due to higher commodity and transportation costs associated with escalations in existing transportation agreements and new commodity supply agreements, which decreased margins by $11 million.

•

Net unrealized MTM activity on fuel-related transactions, primarily associated with financial instruments that were acquired to mitigate the risk of rising diesel fuel price adjustments embedded in coal transportation contracts, and on nonqualifying power hedges, which decreased margins by $10 million.

Genco’s energy center utilization in 2011 was comparable with 2010. Genco’s production volume increased electric revenues by $2 million, which was offset by a $2 million increase in Merchant Generation production volume and other costs. Genco’s average capacity factor remained unchanged at 71% in 2011 and 2010, but Genco’s equivalent availability factor decreased to 86% in 2011, compared with 88% in 2010.

Other Merchant Generation

Electric margins from Ameren’s other Merchant Generation operations, primarily AERG and Marketing Company, decreased by $39 million, or 16%, in 2011 compared with 2010. The following items had an unfavorable impact on electric margins:

•

Decreased energy center utilization at AERG, primarily due to planned and unplanned outages and lower market prices resulting in fewer opportunities for economic power sales. AERG’s lower production volume decreased electric revenues by $25 million, mitigated by a $14 million decline in Merchant Generation production volume and other costs. AERG’s average capacity factor decreased to 73% in 2011, compared with 75% in 2010, and AERG’s equivalent availability factor decreased to 81% in 2011, compared with 85% in 2010.

•	Unfavorable net unrealized MTM activity, principally at Marketing Company, largely related to nonqualifying power hedges, which decreased margins by $15 million.
•

6% higher fuel prices at AERG, primarily due to higher commodity and transportation costs associated with escalations in existing transportation agreements and new commodity supply agreements, decreased margins by $6 million.

•

Lower revenues allocated to AERG under its power supply agreement (AERG PSA) with Marketing Company. There was a smaller pool of money to allocate because of reductions in higher-margin sales, after the expiration of long-term contracts and because of lower market prices. In accordance with the AERG PSA, AERG was also allocated a lower percentage of revenues from the pool because of lower reimbursable expenses and lower levels of generation relative to Genco. The lower market prices resulted in an unfavorable price variance, which decreased revenues by $3 million. The decrease in revenues was mitigated by a favorable settlement of a contract dispute with a large customer in the second quarter of 2011.

2010 versus 2009

Ameren

Ameren’s electric margins increased by $202 million, or 5%, in 2010 compared with 2009. The following items had a favorable impact on Ameren’s electric margins:

•

Favorable weather conditions, as evidenced by a 52% increase in cooling degree-days, which increased revenues by $174 million. Weather conditions in Ameren’s service territory were warmer than normal, as evidenced by 35% more cooling degree-days.

•

Higher electric base rates at Ameren Missouri, effective March 2009 and June 2010, which increased revenues by $162 million, offset by net base fuel expense ($93 million), which was a result of higher net base fuel cost rates approved in the 2010 MoPSC rate order and due to higher fuel and transportation costs and reduced off-system revenues. Net base fuel expense is the sum of fuel and transportation costs included in base rates (+$9 million) and off-system revenues (-$102 million) in the above table. See below for additional details regarding the FAC.

•

Increased Ameren Missouri sales to Noranda in 2010, as its smelter plant gradually returned to full capacity in March 2010, after a severe January 2009 storm significantly reduced the plant’s capacity, which increased revenues by $54 million.

•

Higher transmission revenues primarily associated with higher FERC-regulated transmission rates at Ameren Illinois, which increased margins by $49 million. Higher rates were due, in part, to a significant increase in transmission assets placed into service at Ameren Illinois during 2009, higher equity levels as a result of Ameren’s capital contributions to Ameren Illinois in 2009 to improve its credit profile, and mild 2009 weather.

•

Higher electric delivery service rates at Ameren Illinois, effective in early May and November 2010, as well as the adjustment of residential electric delivery rates effective in October 2009, to recover the full increase of IP’s 2008 ICC rate order, which increased margins by $41 million.

•	Net unrealized MTM activity principally at the Merchant Generation segment (primarily at Marketing Company), related to nonqualifying power hedges, which increased margins by $49 million.
•

Increased recovery of energy efficiency program costs and environmental remediation costs through Illinois rate-adjustment mechanisms at Ameren Illinois, which increased margins by $29 million. See Operations and Maintenance in this section for information on a related offsetting increase in energy efficiency program costs and environmental remediation costs.

•

Excluding the impact of Ameren Missouri’s increased sales to Noranda and the estimated impact of abnormal weather, rate-regulated retail sales volumes increased by 3%, largely because of improved economic conditions, which increased revenues by $25 million.

•	A reduction in the impact of the 2007 Illinois Electric Settlement Agreement, which increased margins by $23 million.
•

Increased recovery of prior years’ bad debt expense through the Illinois bad debt rider at Ameren Illinois, which became effective March 2010, which increased margins by $14 million. See Operations and Maintenance in this section for additional information on a related offsetting increase in bad debt expense.

The following items had an unfavorable impact on Ameren’s electric margins for 2010 compared with 2009:

•

Reductions in higher-margin sales at the Merchant Generation segment after the expiration of the 2006 auction power supply agreements on May 31, 2010, and lower market prices that resulted in fewer opportunities for economic power sales, which decreased margins by $243 million.

•	14% higher fuel prices in the Merchant Generation segment, primarily due to higher commodity and transportation costs associated with new supply contracts, which decreased margins by $71 million.
•

In the first quarter of 2009, the reversal of previously unrealized losses related to regulatory assets resulted in the recognition of a $29 million net MTM gain on energy and fuel-related contracts at Ameren Missouri. After the implementation of Ameren Missouri’s FAC in March 2009, Ameren Missouri’s net MTM gains or losses no longer affect electric margins. Net unrealized MTM activity at the Merchant Generation segment on fuel-related transactions, primarily associated with financial instruments acquired to mitigate the risk of rising diesel fuel price adjustments embedded in coal transportation contracts, reduced margins by $20 million.

Ameren’s Illinois pass-through power supply costs reflect lower power prices and the expiration of intercompany power supply agreements between Ameren

Illinois and Marketing Company. Ameren Illinois purchased power from Marketing Company from January 1, 2007, through May 31, 2010, under power supply agreements entered into following a 2006 Illinois power procurement auction. The purchases and sales under these agreements were eliminated in consolidation for Ameren’s financial statements. Subsequent to the expiration of these agreements in May 2010, Marketing Company’s power sales and Ameren Illinois’ power purchases have been made primarily with nonaffiliated parties. As a result, Ameren’s consolidated revenues increased by a net $220 million in 2010 compared with 2009. These revenues were offset by a corresponding $220 million net increase in purchased power costs.

Ameren Missouri has a FAC cost recovery mechanism that allows Ameren Missouri to recover, through customer rates, 95% of changes in fuel and purchased power costs, net of off-system revenues, including MISO costs and revenues, greater or less than the amount set in base rates, without a traditional rate proceeding. Ameren Missouri accrued, as a regulatory asset, fuel and purchased power costs that were greater than the amount set in base rates (FAC under-recovery). Net recovery of fuel costs under the FAC through customer rates increased by $60 million in 2010, as compared with 2009, with corresponding offsets to fuel expense to reduce the previously recognized FAC regulatory asset. See below for explanations of electric and natural gas margin variances for the Ameren Missouri segment.

Ameren’s natural gas margins increased by $2 million, or less than 1%, in 2010 compared with 2009. The following items had a favorable impact on Ameren’s natural gas margins:

•

Increased recovery of prior years’ bad debt expense through the Illinois bad debt rider at Ameren Illinois, effective March 2010, which increased margins by $15 million. See Operations and Maintenance in this section for additional information on a related offsetting increase in bad debt expense.

•	Favorable higher-margin customer mix that was mitigated by a 2% decrease in sales volumes, which increased margins by $2 million.

The following items had an unfavorable impact on Ameren’s natural gas margins in 2010 compared with 2009:

•	Lower natural gas rates effective early May 2010 at Ameren Illinois, which reduced margins by $11 million.
•	The absence of net unrealized MTM gains in 2010 of $6 million on natural gas swaps.

Ameren Missouri

Ameren Missouri has a FAC cost recovery mechanism as discussed in the Ameren margin discussion above.

Ameren Missouri’s electric margins increased by $250 million, or 13%, in 2010 compared with 2009. The following items had a favorable impact on Ameren Missouri’s electric margins:

•

Higher electric base rates, effective March 2009 and June 2010, which increased revenues by $162 million, offset by net base fuel expense ($93 million), which was a result of higher net base fuel cost rates approved in the 2010 MoPSC rate order and due to higher fuel and transportation costs and reduced off-system revenues. Net base fuel expense is the sum of fuel and transportation costs included in base rates (+$9 million) and off-system revenues (-$102 million) in the above table.

•

Favorable weather conditions, as evidenced by a 44% increase in cooling degree-days, which increased revenues by $134 million. Weather conditions in Ameren Missouri’s service territory were warmer than normal as evidenced by 45% more cooling degree-days.

•

Increased sales to Noranda in 2010 as its smelter plant gradually returned to full capacity in March 2010, after a severe January 2009 storm significantly reduced the plant’s capacity, which increased electric revenues by $54 million.

•

Taum Sauk energy center’s return to service. Although Taum Sauk was not available to generate electricity for off-system revenues during 2009, Ameren Missouri had included $19 million in the calculation of the FAC as if Taum Sauk had generated off-system revenues. Upon Taum Sauk’s return to service in April 2010, Ameren Missouri’s margins increased. The adjustment factor was eliminated from the FAC calculation, which increased margins by $12 million.

•

Excluding the impact of increased sales to Noranda and the estimated impact of abnormal weather, rate-regulated retail sales volumes increased by less than 1%, largely because of improved economic conditions, which increased revenues by $9 million.

Ameren Missouri’s electric margin was unfavorably affected by the reversal of previously unrealized losses to regulatory assets, which resulted in the recognition of a $29 million net MTM gain on energy and fuel-related contracts in the first quarter of 2009. This benefit did not recur in 2010. After the implementation of the FAC in March 2009, net MTM gains or losses no longer affect electric margins.

Ameren Missouri’s natural gas margins increased by $2 million, or 3%, in 2010 compared with 2009 because of a 2% increase in sales volumes, largely due to improved economic conditions.

Ameren Illinois Regulated Segment

Ameren Illinois has a cost recovery mechanism for power purchased on behalf of its customers. These pass-through power costs do not affect margins; however, the electric revenues and offsetting purchased power costs may fluctuate, primarily because of customer switching to alternative providers and usage.

Ameren Illinois’ electric margins increased by $179 million, or 20%, in 2010 compared with 2009. The following items had a favorable impact on electric margins:

•

Higher transmission revenues primarily associated with higher FERC-regulated transmission rates, which increased revenues by $42 million. Higher rates were due, in part, to an increase in transmission assets placed into service during 2009, higher equity levels resulting from Ameren’s capital contributions to IP in 2009, and mild 2009 weather.

•

Higher electric delivery service rates, effective in early May and November 2010, as well as the adjustment of residential electric delivery rates effective October 1, 2009, at IP to recover the full increase of the 2008 ICC rate order, which increased margins by $41 million.

•

Favorable weather conditions, as evidenced by a 65% increase in cooling degree-days, which increased revenues by $40 million. Weather conditions in Ameren Illinois’ service territory were warmer than normal, as evidenced by 23% more cooling degree-days.

•

Increased recovery of energy efficiency program costs and environmental remediation costs through Illinois rate-adjustment mechanisms, which increased margins by $29 million. See Operations and Maintenance in this section for information on a related offsetting increase in energy efficiency program costs and environmental remediation costs.

•

Increased recovery of prior years’ bad debt expense under the Illinois bad debt rider, effective March 2010, which increased margins by $14 million. See Operations and Maintenance in this section for additional information on a related offsetting increase in bad debt expense.

•	A reduction in the impact of the 2007 Illinois Electric Settlement Agreement, which increased margins by $10 million.

Ameren Illinois’ natural gas margins increased by $2 million, or 1%, in 2010 compared with 2009. The following items had a favorable impact on natural gas margins:

•

Increased recovery of prior years’ bad debt expense under the Illinois bad debt rider, effective March 2010, which increased margins by $15 million. See Operations and Maintenance in this section for additional information on a related offsetting increase in bad debt expense.

•	A higher-margin customer mix that was mitigated by a 3% decrease in sales volumes, which increased margins by $2 million.

The following items had an unfavorable impact on Ameren Illinois’ natural gas margins in 2010 compared with 2009:

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

Genco

Genco’s electric margins decreased by $118 million, or 18%, in 2010 compared with 2009. The following items had an unfavorable impact on electric margins:

•

Lower revenues allocated to Genco under its power supply agreement (Genco PSA) with Marketing Company. There was a smaller pool of money to allocate because of reductions in higher-margin sales, after the expiration of older long-term contracts and because of lower market prices. The lower market prices associated with the Genco PSA were mitigated by higher market prices associated with EEI’s power supply agreement with Marketing Company (EEI PSA). The net impact of lower market prices under both power supply agreements reduced electric revenues by $81 million. In accordance with the Genco PSA, Genco was also allocated a lower percentage of revenues from the pool because of lower reimbursable expenses and lower generation relative to AERG.

•	14% higher fuel prices, primarily due to higher commodity and transportation costs associated with new supply contracts, which decreased margins by $51 million.
•

Net unrealized MTM activity on fuel-related transactions primarily associated with financial instruments that were acquired to mitigate the risk of rising diesel fuel price adjustments embedded in coal transportation contracts, which reduced margins by $19 million.

The following items had a favorable impact on Genco’s electric margins in 2010 compared with 2009:

•	A reduction in the impact of the 2007 Illinois Electric Settlement Agreement, which increased margins by $10 million.
•

Increased energy center utilization, primarily due to more economic sales opportunities and a reduction in transmission constraints, which previously limited the period in which power could be sold. In addition, one of Genco’s coal-fired energy centers experienced a transformer fire in September 2009, which put two units out of service for a time in 2009. The higher production volume contributed to the $50 million increase in electric revenues, which was mitigated by higher Merchant Generation production volume and other costs of $38 million. Genco’s baseload coal-fired energy centers’ average capacity factor increased to 71% in 2010, compared with 67% in 2009, and Genco’s equivalent availability factor increased to 88% in 2010, compared with 82% in 2009.

Other Merchant Generation

Electric margins from Ameren’s other Merchant Generation operations, primarily AERG and Marketing

Company, decreased by $114 million, or 32%, in 2010 compared with 2009. The following items had an unfavorable impact on electric margins:

•

Lower revenues allocated to AERG under its power supply agreement (AERG PSA) with Marketing Company. There was a smaller pool of money to allocate because of reductions in higher-margin sales after the expiration of older long-term contracts and because of lower market prices. These items reduced electric margins by $162 million. However, in accordance with the AERG PSA, AERG was allocated a greater percentage of revenues from the pool because of higher reimbursable expenses and higher generation relative to Genco.

•	19% higher fuel prices at AERG primarily due to higher commodity and transportation costs associated with new supply contracts, which decreased margins $20 million.

The following items had a favorable impact on the electric margins of other Merchant Generation operations in 2010 compared with 2009:

•	Net unrealized MTM activity at Marketing Company improved margins by $46 million, largely related to nonqualifying power hedges.
•	A reduction in the impact of the 2007 Illinois Electric Settlement Agreement at AERG, which increased margins by $4 million.
•

Increased energy center utilization at AERG, primarily due to more opportunities for economic sales and a reduction in energy center outages. The higher production volume increased electric revenues by $37 million, which was partially offset by higher Merchant Generation production volume and other costs of $9 million. AERG’s baseload coal-fired energy centers’ average capacity factor increased to 75% in 2010, compared with 69% in 2009, while AERG’s equivalent availability factor increased to 85% in 2010, compared with 78% in 2009.

Other Operations and Maintenance Expenses

2011 versus 2010

Ameren Corporation

Other operations and maintenance expenses were comparable between 2011 and 2010.

The following items reduced other operations and maintenance expenses between years:

•	Charges in 2010 of $22 million due to cancelled or unrecoverable projects at Ameren Missouri that did not recur in 2011.
•

A decrease of $20 million in plant maintenance costs, primarily because the scope of the outages in 2011 were not as extensive as the scope of the outages performed in 2010. Costs associated with the 2011 refueling and maintenance outage at Ameren Missouri’s Callaway energy center were consistent with costs incurred for the 2010 refueling and maintenance outage.

•

A $17 million decrease in bad debt expense. Bad debt expense decreased primarily because of adjustments under the Ameren Illinois bad debt rider mechanism. Expense recorded under the Ameren Illinois bad debt rider mechanism is recovered through customer billings, with no overall effect on net income.

•	A $5 million decrease in employee benefit costs, primarily because of adjustments under Ameren Missouri’s pension and postretirement benefit cost tracker.
•	Disciplined cost management efforts to align spending with regulatory outcomes and economic conditions.

The following items increased other operations and maintenance expenses between years:

•	A $34 million increase in storm-related repair costs, due to major storms in 2011.
•

Recognition of $28 million of employee severance costs related to the voluntary separation offers to eligible Ameren Missouri and Ameren Services employees in 2011, $27 million of which Ameren Missouri will seek to recover in its pending electric rate case.

•

A reduction in other operations and maintenance expenses in 2010 by $11 million for a May 2010 MoPSC rate order, which resulted in the recording of regulatory assets related to 2009 employee severance costs and storm costs.

•	An unfavorable change of $9 million in unrealized net MTM adjustments between years, resulting from changes in the market value of investments used to support Ameren’s deferred compensation plans.
•

A $5 million increase in Ameren Illinois’ energy efficiency and environmental remediation costs, which are recovered through customer billings and offset by increased revenues, with no overall impact on net income.

Variations in other operations and maintenance expenses in Ameren’s business segments and for the Ameren Companies between 2011 and 2010 were as follows:

Ameren Missouri

Other operations and maintenance expenses were comparable between years.

The following items increased other operations and maintenance expenses between years:

•	Recognition of $27 million of employee severance costs because of a voluntary separation plan in 2011.
•	A $21 million increase in storm-related repair costs, due to major storms in 2011.
•	A reduction in other operations and maintenance expenses in 2010 by $11 million for the May 2010 MoPSC rate order discussed above.
•	An unfavorable change of $5 million in unrealized net MTM adjustments between years, resulting from changes in the market value of investments used to support Ameren’s deferred compensation plans.

The following items reduced other operations and maintenance expenses between years:

•	Plant maintenance costs decreased by $23 million, primarily because the scope of the outages in 2011 were not as extensive as the scope of the outages performed in 2010.
•	Charges in 2010 of $22 million because of cancelled or unrecoverable projects.
•	A $9 million decrease in employee benefit costs, primarily because of adjustments under the pension and postretirement benefit cost tracker.
•	Disciplined cost management efforts to align spending with regulatory outcomes and economic conditions.

Ameren Illinois Regulated Segment

Other operations and maintenance expenses were comparable in 2011 with 2010.

The following items increased other operations and maintenance expenses between years:

•	A $13 million increase in storm-related repair costs, due to major storms in 2011.
•	Energy efficiency and environmental remediation costs increased by $5 million, as discussed above.
•	Injuries and damages expenses were higher by $4 million because of increased claims.
•	Expenses of $3 million associated with the electric rate case in 2011 were written-off because the rate case was withdrawn after passage of the IEIMA.
•

A reduction in other operations and maintenance expenses in 2010 by $3 million for a May 2010 ICC rate order, which resulted in the recording of a regulatory asset related to 2009 employee severance costs.

The following items reduced other operations and maintenance expenses between years:

•	A $19 million reduction in bad debt expense. Adjustments of $31 million under the bad debt rider mechanism were partially offset by higher uncollectible expense.
•	A reduction of $5 million in non-storm-related distribution maintenance expenditures due, in part, to cost management efforts.

Merchant Generation and Genco

Other operations and maintenance expenses were comparable between years in the Merchant Generation segment as increased employee benefit costs, primarily pension costs, as well as higher plant maintenance costs resulting from increased planned outages at AERG, mitigated the favorable impact of property sale gains at Genco.

Other operations and maintenance expenses decreased by $12 million in 2011 at Genco, primarily because of a $7 million increase in gains on property sales.

2010 versus 2009

Ameren Corporation

Other operations and maintenance expenses increased by $53 million in 2010 compared with 2009.

The following items increased other operations and maintenance expenses between years:

•

Increased plant maintenance and labor costs of $39 million associated with a refueling and maintenance outage at the Callaway energy center and an increase of $16 million for other scheduled coal-fired plant outages, the installation of scrubbers at Ameren Missouri’s Sioux energy center, and other maintenance work. There was no Callaway energy center refueling and maintenance outage in 2009.

•

A $46 million increase in bad debt expense. The July 2009 capitalization and recovery of prior years’ bad debt expense under the Ameren Illinois bad debt rate adjustment mechanism (net of a related donation for customer assistance programs) reduced bad debt expense in 2009. Additionally, bad debt expense increased in 2010, because of amortization of regulatory assets set up in conjunction with the Ameren Illinois bad debt rate adjustment mechanism in 2009. Amortization expense associated with these regulatory assets was offset by increased revenues through collection from customers, with no overall impact on net income.

•

Increased Ameren Illinois energy efficiency program costs and environmental remediation costs of $30 million. Energy efficiency program costs are allowed to be recovered from customers under the 2007 Illinois Electric Settlement Agreement; environmental remediation costs associated with MGPs are recoverable from customers through Ameren Illinois environmental adjustment rate riders. Accordingly, these costs are offset by increased revenues, with no overall impact on net income. See Note 2 – Rate and Regulatory Matters and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for additional information.

•	An unfavorable change of $7 million in unrealized net MTM adjustments between years, resulting from changes in the market value of investments used to support Ameren’s deferred compensation plans.

The following items reduced other operations and maintenance expenses between years:

•	The absence in 2010 of major storms, such as those in 2009, which resulted in a $27 million reduction in other operations and maintenance expenses.
•	Severance costs of $17 million for employee separation programs recognized in 2009, as compared with $4 million in 2010.
•

A May 2010 MoPSC electric rate order, which resulted in Ameren Missouri recording regulatory assets in 2010 related to employee severance costs, and storm costs incurred in 2009, which decreased expenses by $11 million.

•	A reduction in labor costs of $10 million, primarily because of staff reductions.
•	Items that unfavorably affected Ameren in 2009 that did not recur in 2010: a $5 million penalty incurred for the termination of a heavy forgings contract associated with efforts to build a new nuclear unit at Ameren Missouri’s Callaway energy center and a $5 million write-off of Ameren’s investment in a supply acquisition partnership.
•	A gain on the sale of property interests at Genco recognized in 2010.

Variations in other operations and maintenance expenses in Ameren’s business segments and for the Ameren Companies between 2010 and 2009 were as follows:

Ameren Missouri

Other operations and maintenance expenses increased by $51 million in 2010.

The following items increased other operations and maintenance expenses between years:

•

Plant maintenance and labor costs increased by $39 million as a result of the Callaway energy center refueling and maintenance outage and by $34 million for other scheduled coal-fired plant outages, the installation of scrubbers at the Sioux energy center, and other maintenance work and plant-related costs.

•	An unfavorable change of $4 million in unrealized net MTM adjustments between years resulting from changes in the market value of investments used to support Ameren’s deferred compensation.
•	Higher bad debt expense of $5 million, primarily due to higher customer billings resulting from rate increases and weather conditions.

The following items reduced other operations and maintenance expenses between years:

•	The absence of major storms, such as those in 2009, which resulted in a decrease in other operations and maintenance expenses of $13 million.
•	The recording of regulatory assets in 2010 related to employee severance costs and storm costs incurred in 2009, as discussed above.
•	The absence of severance costs for employee separation programs and the absence of the forgings contract penalty recognized in 2009, as discussed above.

Ameren Illinois Regulated Segment

Other operations and maintenance expenses increased by $45 million in 2010.

The following items increased other operations and maintenance expenses between years:

•

A $40 million increase in bad debt expense resulting from the July 2009 capitalization and recovery of prior years’ bad debt expense under the Ameren Illinois bad debt rate adjustment mechanism (net of a related donation for customer assistance programs), which decreased bad debt expense in 2009, and the amortization in 2010 of regulatory assets set up in conjunction with the Ameren Illinois bad debt rate adjustment mechanism in 2009.
•	Energy efficiency and environmental remediation costs increased by $30 million, as discussed above.

The following items reduced other operations and maintenance expenses between years:

•	The absence of major storms in 2010, as compared with storm costs of $16 million in 2009.
•	A reduction of $9 million in employee benefit costs due, in part, to the absence of severance costs in 2010 such as those incurred in 2009.

Merchant Generation

Other operations and maintenance expenses decreased by $46 million in 2010 in the Merchant Generation segment, primarily because of variations at Genco, as discussed below. Additionally, other operations and maintenance expenses decreased at AERG, primarily because of lower labor costs due to staff reductions, and reduced severance costs due to employee separation programs that were implemented in 2009.

Genco

Other operations and maintenance expenses decreased by $35 million in 2010. Plant maintenance costs were lower by $16 million due to the retirement in 2009 of two generation units at Genco’s Meredosia energy center and other reductions in required maintenance work. Additionally, other operations and maintenance costs were lower due to a $7 million reduction in employee benefit costs, due, in part, to reduced severance costs because of employee separation programs in 2009, a $5 million decline in labor costs resulting from staff reductions, and a property sale gain in 2010.

Goodwill, Impairment and Other Charges

The following table summarizes goodwill, impairment and other charges for the years ended December 31, 2011, 2010, and 2009:

	Long-lived Assets and Related Charges	Emission Allowances	Goodwill	Total
2011:
AMO	$89	$-	$-	$89
Genco	34	1	-	35
AERG	-	1	-	1
Ameren	$123	$2	$-	$125
2010:
Genco	$64	$41	$65	$170
AERG	37	27	355	419
Ameren	$101	$68	$420	$589
2009:
Genco	$6	$-	$-	$6
AERG	1	-	-	1
Ameren	$7	$-	$-	$7

See Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 15 – Commitment and Contingencies, and Note 17 – Goodwill, Impairment and Other Charges under Part II, Item 8, of this report for additional information.

Ameren Corporation

Goodwill, impairment and other charges decreased by $464 million in 2011. Ameren Missouri and Genco recorded long-lived asset impairments and related charges in 2011, which are discussed individually below. Additionally, Ameren and Genco recorded intangible asset impairment charges in 2011 relating to emission allowances of $2 million and $1 million, respectively. Larger impairments were recorded in 2010, when Ameren recognized noncash, pretax impairment charges relating to goodwill, long-lived assets, and emission allowances within the Merchant Generation segment. The impairments recorded in 2010 in the Merchant Generation segment were caused by a sustained decline in market prices for electricity, industry market multiples becoming observable at lower levels than previously estimated, and potentially more stringent environmental regulations being enacted.

Ameren Missouri

In July 2011, the MoPSC issued an electric rate order that disallowed the recovery of costs of enhancements relating to the rebuilding of the Taum Sauk energy center in excess of the amounts recovered from property insurance. As a result, Ameren Missouri recorded a pretax charge to earnings of $89 million in 2011. See Note 2 – Rate and Regulatory Matters to our financial statements under Part II, Item 8, of this report for additional information on the disallowance, including Ameren Missouri’s appeal of the MoPSC’s July 2011 electric rate order.

Merchant Generation and Genco

At the end of 2011, Genco ceased operations of its Meredosia and Hutsonville energy centers. The closure of these energy centers was primarily the result of the expected cost of complying with the CSAPR and the MATS. Genco determined that environmental compliance options for these four units were uneconomical. Another factor driving the closure of these energy centers was a lack of a multiyear capacity market managed by MISO, without which Genco was not positioned to make the substantial investment for environmental controls that would be required to keep these units in service. As a result of these closures, Ameren and Genco each recorded a charge to earnings in 2011 of $34 million. Larger impairments were recorded in 2010, when Ameren and Genco recognized noncash, pretax impairment charges relating to goodwill, long-lived assets, and emission allowances.

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

Depreciation and Amortization

2011 versus 2010

Ameren Corporation

Ameren’s depreciation and amortization expenses increased by $20 million in 2011 compared with 2010, because of items noted below. Partially mitigating these increases was an $8 million reduction in depreciation and amortization expenses at Ameren Services, primarily because of computer equipment becoming fully-depreciated during 2011.

Variations in depreciation and amortization expenses in Ameren’s business segments and for the Ameren Companies between 2011 and 2010 were as follows:

Ameren Missouri

Depreciation and amortization expenses increased by $26 million in 2011, primarily because of increased depreciation and amortization expense resulting from the installation of scrubbers at the Sioux energy center and other capital additions. Additionally, an increase in Ameren Missouri’s annual depreciation rates as a result of the 2010 MoPSC electric rate order resulted in higher depreciation and amortization expenses.

Ameren Illinois Regulated Segment

Depreciation and amortization expenses increased by $5 million in 2011, primarily because of capital additions.

Merchant Generation and Genco

Depreciation and amortization expenses were comparable between years in the Merchant Generation Segment and at Genco.

2010 versus 2009

Ameren Corporation

Ameren’s depreciation and amortization expenses increased by $40 million in 2010 compared with 2009, because of items noted below.

Variations in depreciation and amortization expenses in Ameren’s business segments and for the Ameren Companies between 2010 and 2009 were as follows:

Ameren Missouri

Depreciation and amortization expenses increased by $25 million in 2010, primarily because of capital additions and an increase in Ameren Missouri’s annual depreciation rates due largely to the adoption of the life span depreciation methodology as a result of the 2010 MoPSC electric rate order.

Ameren Illinois Regulated Segment

Depreciation and amortization expenses decreased by $6 million in 2010, primarily because of a reduction in amortization of regulatory assets. An ICC rate order in April 2010 extended the amortization period of the IP integration-related regulatory asset. See Note 2 – Rate and Regulatory Matters to our financial statements under Part lI, Item 8, of this report for additional information.

Merchant Generation and Genco

Depreciation and amortization expenses increased by $20 million in 2010 in the Merchant Generation segment, primarily because depreciation and amortization expenses increased by $17 million in 2010 at Genco, due to capital additions and increased depreciation rates resulting from depreciation studies performed in 2009.

Taxes Other Than Income Taxes

2011 versus 2010

Ameren Corporation

Taxes other than income taxes increased by $8 million in 2011 compared with 2010, primarily because of items noted below at Ameren Missouri.

Variations in taxes other than income taxes in Ameren’s business segments and for the Ameren Companies between 2011 and 2010 were as follows:

Ameren Missouri

Taxes other than income taxes increased by $11 million in 2011, primarily because of increased property taxes, due to higher state and local assessments and higher tax rates, and higher gross receipts taxes from increased revenues.

Ameren Illinois Regulated Segment

Taxes other than income taxes were comparable between years. Increased property taxes in 2011, primarily due to higher tax rates, were mitigated by the absence of franchise taxes that were incurred in 2010 in association with the Ameren Illinois Merger.

Merchant Generation and Genco

Taxes other than income taxes were comparable between years in the Merchant Generation Segment and at Genco.

2010 versus 2009

Ameren Corporation

Taxes other than income taxes increased by $29 million in 2010 compared with 2009, because of items noted below.

Variations in taxes other than income taxes in Ameren’s business segments and for the Ameren Companies between 2010 and 2009 were as follows:

Ameren Missouri

Taxes other than income taxes increased by $28 million in 2010, primarily because of higher gross receipts taxes as a result of increased sales, and because of increased property taxes due to higher assessed tax rates in Missouri.

Ameren Illinois Regulated Segment and Merchant Generation

Taxes other than income taxes were comparable between years in the Ameren Illinois Regulated Segment, in the Merchant Generation segment, and at Genco.

Other Income and Expenses

2011 versus 2010

Ameren Corporation

Miscellaneous income, net of expenses, decreased by $11 million in 2011 compared with 2010, primarily because of items noted below.

Variations in miscellaneous income, net of expenses, in Ameren’s business segments and for the Ameren Companies between 2011 and 2010 were as follows:

Ameren Missouri

Miscellaneous income, net of expenses, decreased by $19 million in 2011, primarily because of reduced allowance for equity funds used during construction. Allowance for equity funds used during construction was higher in 2010, primarily due to scrubbers being constructed at Ameren Missouri’s Sioux energy center, which were placed in service in late 2010.

Ameren Illinois Regulated Segment

Miscellaneous income, net of expenses, increased by $7 million in 2011, primarily because of reduced expenses associated with customer assistance programs.

Merchant Generation and Genco

Miscellaneous income, net of expenses, was comparable between years in the Merchant Generation Segment and at Genco.

2010 versus 2009

Ameren Corporation

Miscellaneous income, net of expenses, increased by $9 million in 2010 compared with 2009, because of items noted below.

Variations in miscellaneous income, net of expenses, in Ameren’s business segments and for the Ameren Companies between 2010 and 2009 were as follows:

Ameren Missouri

Miscellaneous income, net of expenses, increased by $14 million in 2010, primarily because of higher allowance for equity funds used during construction associated with a project to install scrubbers at Ameren Missouri’s Sioux energy center, reduced, in part, by increased charitable contributions.

Ameren Illinois Regulated Segment

Ameren Illinois had net miscellaneous expense of $6 million in 2010, compared with net miscellaneous income of $2 million in 2009. Interest income decreased by $5 million in 2010 compared with 2009, because the CIPS note receivable from Genco matured on May 1, 2010.

Merchant Generation and Genco

Miscellaneous income, net of expenses, was comparable between years in the Merchant Generation Segment and at Genco.

Interest Charges

2011 versus 2010

Ameren Corporation

Interest charges decreased by $46 million in 2011 compared with 2010, because of items noted below and because of reduced credit facility borrowings at Ameren.

Variations in interest charges in Ameren’s business segments and for the Ameren Companies between 2011 and 2010 were as follows:

Ameren Missouri

Interest charges decreased by $4 million in 2011, primarily because of a reduction in interest charges associated with uncertain tax positions of $6 million, the redemption of $66 million of subordinated deferrable interest debentures in September 2010, and reduced amortization of credit facility fees. Offsetting these favorable items was a reduction in interest charges in 2010 due to the May 2010 MoPSC electric rate order. The rate order resulted in a reduction of interest charges of $10 million in 2010, through the recording of a regulatory asset for recovery of bank credit facility fees incurred in 2009.

Ameren Illinois Regulated Segment

Interest charges decreased by $7 million in 2011, primarily because of the redemption of $150 million of senior secured notes in June 2011 and the redemption of $40 million of first mortgage bonds in September 2010.

Merchant Generation

Interest charges decreased by $28 million in 2011 in the Merchant Generation segment because of items discussed below at Genco, and because of reduced intercompany borrowings at AERG.

Genco

Interest charges decreased by $15 million in 2011 at Genco, primarily because of the maturity and repayment of $200 million of senior unsecured notes in November 2010.

2010 versus 2009

Ameren Corporation

Interest charges decreased by $11 million in 2010 compared with 2009, because of items noted below. The decreases below were mitigated by additional interest charges resulting from the issuance of $425 million of senior notes by Ameren in May 2009.

Variations in interest charges in Ameren’s business segments and for the Ameren Companies between 2010 and 2009 were as follows:

Ameren Missouri

Interest charges decreased by $16 million in 2010. Interest charges were reduced by $10 million because of a May 2010 MoPSC electric rate order, as discussed above. Additionally, interest charges were reduced by an increase in allowance for borrowed funds used during construction associated with a project to install scrubbers at the Sioux energy center. Partially reducing the above benefits was an increase in interest charges associated with the issuance of $350 million of senior secured notes in March 2009.

Ameren Illinois Regulated Segment

Interest charges decreased by $10 million in 2010, primarily because of the maturity of $250 million of first mortgage bonds in June 2009.

Merchant Generation and Genco

Interest charges increased by $14 million in 2010 in the Merchant Generation segment and $17 million at Genco, primarily because of the issuance of $250 million of senior unsecured notes at Genco in November 2009.

Income Taxes

The following table presents effective income tax rates for the registrants and by segment for the years ended December 31, 2011, 2010, and 2009:

	2011	2010		2009
Ameren	37%	68	%(a)	35%
Ameren Missouri	36	35		33
Ameren Illinois Regulated Segment	39	39		37
Genco	42	(b	)	38
Merchant Generation	41	(c	)	38
(a)	The effective tax rate was 36% for 2010, after excluding the impact of the goodwill impairment charge, which is not deductible for income tax purposes.
(b)	The effective tax rate was 40% for 2010, after excluding the impact of the goodwill impairment charge, which is not deductible for income tax purposes.
(c)	The effective tax rate was 30% for 2010, after excluding the impact of the goodwill impairment charge, which is not deductible for income tax purposes.

2011 versus 2010

Ameren Corporation

Ameren’s effective tax rate was lower in 2011 than in 2010, primarily due to the impact of the nondeductible goodwill impairment charge in 2010. See Note 17 – Goodwill, Impairment and Other Charges under Part II, Item 8, of this report for additional information on the goodwill impairment charges. In addition, there was a noncash, after-tax charge to earnings of $13 million, in the first quarter of 2010, to reduce deferred tax assets. The charge to earnings was recorded because of legislation enacted in the first quarter of 2010 that resulted in retiree health care costs no longer being deductible for tax purposes to the extent an employer’s postretirement health care plan receives federal subsidies that provide retiree prescription drug benefits equivalent to Medicare prescription drug benefits. This was offset, in part, by the impact of the increased Illinois statutory tax rate effective at the beginning of 2011, along with lower favorable net amortization of property-related regulatory assets and liabilities in 2011 compared with 2010, changes to reserves for uncertain tax positions, and the decreased impact of federal and state tax credits.

Variations in effective tax rates in Ameren’s business segments and for the Ameren Companies between 2011 and 2010 were as follows:

Ameren Missouri

Ameren Missouri’s effective tax rate was higher, primarily because of lower favorable net amortization of property-related regulatory assets and liabilities in 2011 compared to 2010, offset, in part, by the effect of the change in the tax treatment of retiree health care costs in 2010 and changes to reserves for uncertain tax positions.

Ameren Illinois Regulated Segment

Ameren Illinois Regulated Segment’s effective tax rate was comparable between years.

Merchant Generation

The effective tax rate was higher in the Merchant Generation segment, primarily because of items detailed below at Genco.

Genco

Genco’s effective tax rate was higher, after excluding the impact of the nondeductible goodwill impairment charge, primarily due to the increase in the Illinois statutory income tax rate in 2011, decreased Internal Revenue Code Section 199 production activity deductions and lower benefits from state tax credits related to capital investments, offset by favorable changes to reserves for uncertain tax positions in 2011, compared to unfavorable changes in 2010, and the decrease in the effective tax rate from the effect of the change in the tax treatment of retiree health care costs in 2010.

2010 versus 2009

Ameren Corporation

Ameren’s effective tax rate was higher in 2010 than in 2009, primarily due to the unfavorable impact of the goodwill impairment charge and the effect of the change in the tax treatment of retiree health care costs. Additional variations are discussed below.

Variations in effective tax rates for Ameren’s business segments and for the Ameren Companies between 2010 and 2009 were as follows.

Ameren Missouri

Ameren Missouri’s effective tax rate was higher, primarily because of the change in tax treatment of retiree health care costs, along with the decreased impact of favorable net amortization of property-related regulatory assets and liabilities and other permanent items on higher pretax book income.

Ameren Illinois Regulated Segment

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

Genco

The effective tax rate increased, after the impact of the nondeductible goodwill impairment charge was excluded, primarily because of the change in tax treatment of retiree health care costs and changes to reserves for uncertain tax positions mitigated by the increased impact of state tax credits, Internal Revenue Code Section 199 production activity deductions, and investment tax credit amortization on lower pretax book income.

Income from Discontinued Operations, Net of Tax

Ameren Illinois

On October 1, 2010, Ameren, CIPS, CILCO, IP, AERG and AER completed a two-step corporate internal reorganization. The first step of the reorganization was the Ameren Illinois Merger. The second step of the reorganization involved the distribution of AERG stock from Ameren Illinois to Ameren and the subsequent contribution by Ameren of the AERG stock to AER. Ameren Illinois determined that the operating results of AERG qualified for discontinued operations presentation. We have therefore segregated AERG’s operating results and presented them separately as discontinued operations for all periods presented prior to October 1, 2010, in this report. For Ameren’s financial statements, AERG’s results of operation remain classified as continuing operations. See Note 16 – Corporate Reorganization and Discontinued Operations under Part II, Item 8, of this report for additional information.

Ameren Illinois’ income from discontinued operations (AERG) decreased $74 million in 2010, compared with 2009. AERG’s results of operations were included in Ameren Illinois’ consolidated statement of income for all periods prior to October 1, 2010. The inclusion of only nine months in 2010 contributed to the decrease in income from discontinued operations as well as a decrease in electric margins caused by lower realized revenue per megawatt sold and higher fuel and related transportation costs. The decrease was partially offset by a reduction in income tax expense primarily caused by lower pretax book income.

LIQUIDITY AND CAPITAL RESOURCES

The tariff-based gross margins of Ameren’s rate-regulated utility operating companies continue to be a principal source of cash from operating activities for Ameren and its rate-regulated subsidiaries. A diversified retail customer mix of primarily rate-regulated residential, commercial, and industrial classes and a commodity mix of natural gas and electric service provide a reasonably predictable source of cash flows for Ameren, Ameren Missouri and Ameren Illinois. For operating cash flows, Genco, through Marketing Company, sells power through primarily market-based contracts with wholesale and retail customers. In addition to using cash flows from operating activities, the Ameren Companies use available cash, credit facility borrowings, commercial paper issuances, money pool borrowings, or other short-term borrowings from affiliates to support normal operations and other temporary capital requirements. The Ameren Companies may reduce their credit facility or short-term borrowings with cash from operations or, at their discretion, with long-term borrowings or, in the case of Ameren subsidiaries, with equity infusions from Ameren. The Ameren Companies expect to incur significant capital expenditures over the next five years as they comply with environmental regulations and make significant investments in their electric and natural gas utility infrastructure to support overall system reliability and other improvements. Ameren intends to finance those capital expenditures and investments with a blend of equity and debt so that it maintains a capital structure in its rate-regulated businesses of approximately 50% to 55% equity, assuming constructive regulatory environments. Ameren, Ameren Missouri and Ameren Illinois plan to implement their long-term financing plans for debt, equity, or equity-linked securities in order to finance their operations appropriately, meet scheduled debt maturities, and maintain financial strength and flexibility. Genco and the Merchant Generation segment seek to fund their operations internally and therefore seek not to rely on financing from Ameren or external, third-party sources. Genco and the Merchant Generation segment will continue to seek to defer capital and operating expenses, sell certain assets, and take other actions as necessary to fund their operations internally while maintaining safe and reliable operations. Under its indenture, Genco may not borrow additional funds from external, third-party sources if its interest coverage ratio is less than a specified minimum or its leverage ratio is greater than a specified maximum. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information on Genco’s indenture provisions. Based on projections as of December 31, 2011, of Genco’s operating results and cash flows, we expect that, by the end of the first quarter of 2013, Genco’s interest coverage ratio will be less than the minimum ratio required for the company to borrow additional funds from external, third-party sources. Genco’s indenture does not restrict intercompany borrowings from Ameren’s non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren’s control, and if a Genco intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool by Genco would be dependent on consideration by Ameren of the facts and circumstances existing at that time.

The following table presents net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2011, 2010, and 2009:

	Net Cash Provided By Operating Activities			Net Cash (Used In) Investing Activities			Net Cash Provided By (Used In) Financing Activities
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Ameren(a)	$1,878	$1,823	$1,967	$(1,048)	$(1,096)	$(1,781)	$(1,120)	$(804)	$344
Ameren Missouri	1,056	969	975	(627)	(700)	(957)	(430)	(334)	249
Ameren Illinois	504	593	845	(296)	(247)	(442)	(509)	(330)	(147)
Genco	215	304	253	(141)	(29)	(389)	(72)	(275)	139

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Cash Flows from Operating Activities

2011 versus 2010

Ameren Corporation

Ameren’s cash from operating activities increased in 2011, compared with 2010. The following items contributed to the increase in cash from operating activities during 2011, compared with 2010:

•	Ameren Missouri’s regulatory asset for FAC under-recovery decreased by $216 million as more deferred costs were recovered from customers during 2011.
•

Trade accounts receivable and unbilled revenues balances decreased, primarily because of milder weather in the fourth quarter of 2011, compared with the fourth quarter of 2010. Those same weather conditions caused accounts payable balances to MISO and natural gas suppliers to decrease as less power and natural gas was purchased. Additionally, during 2011, MISO shortened the length of its settlement terms for all of its members. The new terms resulted in an acceleration of payments that previously would not have been paid until 2012. These factors resulted in a net increase of $120 million in cash from operating activities in 2011 compared with 2010.

•	A net $100 million decrease in collateral posted with counterparties due primarily to the items discussed at the registrant subsidiaries below, partially offset by a decrease in collateral returned from Ameren counterparties of $10 million and additional collateral posted to counterparties of $4 million due to changes in the market price of power.
•	Deferred budget billing receivables decreased by $71 million, partially as a result of milder weather.
•

A $45 million decrease in interest payments, primarily due to the long-term debt redemptions at the registrant subsidiaries discussed below and a reduction in Ameren’s borrowings under its credit facility agreements, which resulted in an $11 million reduction in interest payments.

•

An $11 million reduction in payments for scheduled nuclear refueling and maintenance outages at the Callaway energy center caused primarily by the timing of the 2011 outage compared with the 2010 outage, which had unpaid liabilities as of December 31, 2011.

The following items reduced the increase in Ameren’s cash from operating activities during 2011, compared with 2010:

•

A $115 million increase in pension and OPEB plan contributions. Ameren Illinois contributed to Ameren’s postretirement benefit VEBA trust an incremental $100 million in excess of Ameren Illinois’ annual postretirement net periodic cost for regulatory purposes.

•	Electric and natural gas margins, as discussed in Results of Operations, decreased by $86 million,

excluding impacts of noncash MTM transactions.
•

During 2010, Ameren’s Merchant Generation coal-fired energy centers, significantly reduced their coal inventory levels, which resulted in an estimated $64 million cash savings in excess of the smaller inventory reduction that occurred in 2011.

•	A $55 million decrease associated with the December 2005 Taum Sauk incident, primarily as a result of insurance recoveries received in 2010, but not in 2011.
•	A $34 million increase in major storm restoration costs.
•

A $31 million decrease in income tax refunds. The 2010 refund resulted primarily from a 2009 change in tax treatment of electric generation plant expenditures while the 2011 refund resulted primarily from casualty loss deductions due to an Internal Revenue Service audit settlement. Ameren did not make any federal income tax payments in 2011 because of accelerated deductions authorized by economic stimulus legislation, use of its net operating loss carryforwards, and other deductions.

•

A $30 million increase in taxes other than income tax payments related to higher assessed property tax values for energy center enhancements, county property tax rate increases, the timing of property tax payments at each year end for Ameren Missouri. Ameren Illinois incurred an increase in electricity distribution and invested capital tax payments resulting from the tiered rate structure for the merged entity.

•

Reduced collections as more utility customers were past due on their bills on December 31, 2011, than on December 31, 2010. Additionally, write-offs of customer receivable balances increased because of economic conditions.

•

An $18 million increase in Ameren Missouri receivables held in court registries under the appeals of the MoPSC’s 2009 and 2010 rate orders. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information.

•	A $16 million decrease in Ameren Illinois’ electric purchased power commodity over-recovered costs.
•	A $15 million increase in energy efficiency expenditures for new customer programs. The Ameren Illinois amount is recovered through customer billings over time.
•	An $11 million decrease in natural gas commodity over-recovered costs under the PGA, primarily in Illinois.
•	A $7 million increase in preliminary study expenditures, primarily at Ameren Missouri for environmental compliance testing.

Ameren Missouri

Ameren Missouri’s cash from operating activities increased in 2011 compared with 2010. The following items contributed to the increase in cash from operating activities during 2011, compared with 2010:

•	The regulatory asset for FAC under-recovery decreased by $216 million as more deferred costs were recovered from customers during 2011.
•	Trade accounts receivable and unbilled revenue balances decreased by $65 million, primarily because of milder weather in the fourth quarter of 2011, compared with the fourth quarter of 2010.
•	Deferred budget billing receivables decreased by $33 million, partially as a result of milder weather.
•	Electric and natural gas margins, as discussed in Results of Operations, increased by $25 million, excluding impacts of noncash MTM transactions.
•

A $16 million decrease in payments associated with major outages at coal-fired energy centers, primarily because the scope of the major outages in 2011 were not as extensive as the scope of the major outages performed in 2010.

•	An $11 million reduction in payments due to the timing of scheduled nuclear refueling and maintenance outages at the Callaway energy center as discussed above.
•	A $4 million decrease in interest payments, primarily due to the redemption of subordinated deferrable interest debentures in September 2010.

The following items reduced the increase in Ameren Missouri’s cash from operating activities during 2011, compared with 2010:

•

Income tax payments of $9 million in 2011, compared with income tax refunds of $106 million in 2010. The 2010 refund resulted primarily from a 2009 change in tax treatment of electric generation plant expenditures and accelerated deductions authorized by economic stimulus legislation. Ameren Missouri’s 2011 tax liability was reduced by accelerated deductions authorized by economic stimulus legislation, use of its net operating loss carryforwards, and other deductions.

•	A $55 million decrease associated with the December 2005 Taum Sauk incident, primarily as a result of insurance recoveries received in 2010, but not in 2011.
•

A $23 million increase in property tax payments caused primarily by higher assessed tax values for energy center enhancements, county tax rate increases, and the timing of property tax payments at each year end.

•	A $21 million increase in major storm restoration costs.
•	An $18 million increase in receivables held in court registries under the appeals of the MoPSC’s 2009 and 2010 rate orders.
•

Reduced collections as more customers were past due on their bills on December 31, 2011, than on December 31, 2010. Additionally, write-offs of customer receivable balances increased because of economic conditions.

•

A net $6 million decrease in collateral returned from exchange counterparties and, to a lesser extent, additional collateral postings to MISO, all due to changes in the market price of power and natural gas.

•	A $6 million increase in energy efficiency expenditures for new customer programs.
•	A $6 million increase in preliminary study expenditures, primarily for environmental compliance testing.

Ameren Illinois

Ameren Illinois’ cash from operating activities decreased in 2011 compared with 2010. Ameren Illinois’ cash from operating activities included AERG’s operating cash flows for all periods prior to October 1, 2010, which were presented as discontinued operations in Ameren Illinois’ consolidated statement of cash flows. Excluding the impacts of discontinued operations, Ameren Illinois’ cash from operating activities decreased in 2011 compared with 2010. The following items contributed to the decrease in cash from operating activities associated with continuing operations during 2011, compared with 2010:

•

A $103 million increase in pension and OPEB plan contributions. Ameren Illinois contributed to Ameren’s postretirement benefit VEBA trust an incremental $100 million in excess of Ameren Illinois’ annual postretirement net periodic cost for regulatory purposes.

•

A $38 million decrease in income tax refunds caused primarily by a reduction in transmission and distribution repair deductions, partially offset by additional casualty loss deductions from an Internal Revenue Service audit settlement. Ameren Illinois did not make any federal income tax payments in 2011 because of accelerated deductions authorized by economic stimulus legislation and other deductions.

•	Electric and natural gas margins, as discussed in Results of Operations, decreased by $30 million, excluding impacts of noncash MTM transactions.
•	A $16 million decrease in electric purchased power commodity over-recovered costs.
•	A $13 million increase in major storm restoration costs.
•

Reduced collection results as more customers were past due on their bills on December 31, 2011, than on December 31, 2010. Additionally, write-offs of customer receivable balances increased because of economic conditions.

•

A $9 million increase in taxes other than income payments, due primarily to an increase in electricity distribution and invested capital tax payments resulting from the tiered rate structure for the merged entity.

•	A $9 million decrease in natural gas commodity over-recovered costs under the PGA.
•	A $9 million increase in energy efficiency expenditures for new customer programs. These expenditures are recovered through customer billings over time.

The following items reduced the decrease in Ameren Illinois’ cash from operating activities associated with continuing operations during 2011, compared with 2010:

•	A net $120 million decrease in collateral posted with counterparties due, in part, to a reduction in the market price of natural gas and in contracted volumes.
•

Trade accounts receivable and unbilled revenues balances decreased, primarily because of milder weather in the fourth quarter of 2011, compared with the fourth quarter of 2010. Those same weather conditions caused accounts payable balances to MISO and natural gas suppliers to decrease as less power and natural gas was purchased. Additionally, during 2011, MISO shortened the length of its settlement terms for all of its members. The new terms resulted in an acceleration of payments that previously would not have been paid until 2012. These factors resulted in a net increase of $63 million in cash from operating activities in 2011 compared with 2010.

•	Deferred budget billing balances decreased by $38 million, partially as a result of milder weather.
•	An $11 million decrease in interest payments, primarily due to the redemption of first mortgage bonds in September 2010.

Genco

Genco’s cash from operating activities decreased in 2011 compared with 2010. The following items contributed to the decrease in cash from operating activities during 2011, compared with 2010:

•	Electric margins, as discussed in Result of Operations, decreased by $63 million, excluding impacts of noncash MTM transactions.
•	During 2010, Genco significantly reduced the volume of its coal inventory, which resulted in an estimated $43 million cash savings in excess of the smaller inventory reduction that occurred in 2011.
•

The January 2010 receipt from Marketing Company for December 2009 generation output was $16 million higher than the January 2011 receipt for December 2010 generation output. This was primarily caused by the inclusion of higher-priced sales contracts from the 2006 Illinois power procurement auction, which expired in May 2010.

•

A $9 million increase in payments associated with major outages at coal-fired energy centers, primarily because the scope of the major outages in 2011 were more extensive than the scope of the major outages performed in 2010.

•	An $8 million increase in pension plan contributions as EEI made a contribution in 2011, but made no contribution in 2010.

The following items reduced the decrease in Genco’s cash from operating activities during 2011, compared with 2010:

•

Income tax refunds of $25 million in 2011, compared with income tax payments of $1 million in 2010. The 2011 refund was primarily due to an increase in accelerated depreciation deductions authorized by the economic stimulus legislation. Genco did not make any federal income tax payments in 2011 primarily because of accelerated deductions related to pollution control equipment, economic stimulus legislation and deductions related to the closure of Meredosia and Hutsonville energy centers.

•	A $20 million decrease in interest payments, primarily due to the redemption of senior notes in November 2010.

2010 versus 2009

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
•

Deferred FAC costs increased $100 million as net base fuel costs incurred at Ameren Missouri exceeded the amounts allowed in base rates due to higher fuel costs and lower off-system sales as a result of warmer weather increasing native load demand.

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

•	A $53 million decrease associated with the December 2005 Taum Sauk incident, primarily as a result of reduced insurance recoveries.
•	A $39 million increase in payments related to the Callaway energy center refueling and maintenance outage that occurred in 2010, but did not occur in 2009.
•	A $14 million increase in payments associated with major outages at coal-fired plants, primarily at Ameren Missouri.
•	A $12 million increase in property tax payments caused primarily by higher assessed tax rates in Missouri.
•

A $10 million one-time donation in 2010 for customer assistance programs required by the 2009 Illinois energy legislation that authorized the bad debt rate adjustment mechanism used by Ameren Illinois.

•	Payments for professional services, additional franchise taxes, and other administrative items necessary to complete the Ameren Illinois Merger and AERG distribution totaled $8 million.

The following items reduced the decrease in Ameren’s cash from operating activities during 2010, compared with 2009:

•	Electric and natural gas margins, as discussed in Results of Operations, increased by $212 million, excluding impacts of noncash MTM transactions.
•	Income tax refunds of $92 million in 2010, compared with income tax payments of $9 million in 2009. The refund primarily resulted from an acceleration of depreciation deductions authorized by economic stimulus legislation.
•	Ameren reduced its coal inventory levels, primarily at the Merchant Generation segment, in 2010. The inventory reduction is estimated to have resulted in cash savings of $69 million in 2010.
•	A $32 million decrease in major storm restoration costs.
•	Contributions to the pension and postretirement plans were $31 million lower in 2010.
•	A $14 million reduction in severance payments as a result of the voluntary and involuntary separation programs initiated in both years.

Ameren Missouri

Ameren Missouri’s cash from operating activities decreased in 2010 compared with 2009. The following items contributed to the decrease in cash from operating activities during 2010, compared with 2009:

•

A $102 million decrease in income tax refunds, primarily due to higher pretax book income and a reduction in 2010 of the benefit of a change in tax treatment of electric generation plant expenditures taken in 2009.

•

Deferred FAC costs increased $100 million as net base fuel costs incurred exceeded the amounts allowed in base rates due to higher fuel costs and lower off-system sales as a result of warmer weather increasing native load demand.

•	A $53 million decrease associated with the December 2005 Taum Sauk incident discussed above.
•	A $39 million increase in payments related to a Callaway nuclear plant refueling and maintenance outage that occurred in 2010, but did not occur in 2009.
•	A $24 million increase in payments associated with major outages at coal-fired plants.
•	A $12 million increase in property tax payments, caused primarily by higher assessed tax rates.
•	An $11 million increase in energy efficiency expenditures for new customer programs.

The following items reduced the decrease in Ameren Missouri’s cash from operating activities during 2010, compared with 2009:

•	Electric and natural gas margins as discussed in Results of Operations, increased by $281 million, excluding the noncash impacts of MTM transactions.
•	A $31 million reduction in collateral posted with counterparties due in part to improved credit ratings and to changes in the market price of power and natural gas.
•	A $13 million decrease in major storm restoration costs.
•	Contributions to the pension and postretirement plans were $8 million lower in 2010.
•	A $5 million reduction in severance payments as a result of the voluntary and involuntary separation programs initiated in both years.

Ameren Illinois

Ameren Illinois’ cash from operating activities decreased in 2010 compared with 2009. Ameren Illinois’ cash from operating activities included AERG’s operating cash flows for all periods prior to October 1, 2010, which were presented as discontinued operations in Ameren Illinois’ consolidated statement of cash flows. Excluding the impacts of discontinued operations, Ameren Illinois’ cash from operating activities decreased in 2010 compared with 2009. The following items contributed to the decrease in cash from operating activities associated with continuing operations during 2010, compared with 2009:

•	A $192 million increase in collateral posted with counterparties due, in part, to changes in the market price of natural gas and collateral posting requirements.
•	Accounts receivable and unbilled revenue balances increased by $183 million, primarily because of higher utility rates and colder December weather in 2010, compared with December 2009.
•

A $98 million decrease in billed revenues, net of payments to suppliers, for pass-through natural gas commodity costs primarily caused by higher-priced natural gas injected into storage during 2008 and billed to customers in 2009.

•	Deferred budget billing balances increased by $60 million, partially as a result of warmer summer weather, which increased sales volumes over budget billed amounts.
•	A $10 million one-time donation in 2010 for customer assistance programs required by the 2009 Illinois legislation that authorized the bad debt rate adjustment mechanism.
•	Payments for professional services, additional franchise taxes, and other administrative items necessary to complete the Ameren Illinois Merger and AERG distribution, which totaled $7 million.
•	In 2009, Ameren Illinois received $5 million from Marketing Company for the costs of upgrades to Ameren Illinois’ electric transmission system. There was no such receipt in 2010.

The following items reduced the decrease in Ameren Illinois’ cash from operating activities associated with continuing operations during 2010, compared with 2009:

•	Electric and natural gas margins, as discussed in Results of Operations, increased by $187 million, excluding the noncash impacts of MTM transactions.
•

Income tax refunds of $52 million in 2010, compared with income tax payments of $61 million in 2009. The refund resulted primarily from an acceleration of depreciation deductions authorized by economic stimulus legislation.

•	A $19 million decrease in major storm restoration costs.
•	Contributions to the pension and postretirement plans were $11 million lower in 2010.
•	A $6 million decrease in interest payments, primarily because of the first mortgage bond maturity in June 2009.

Ameren Illinois’ cash from operating activities associated with discontinued operations decreased in 2010 compared with 2009. AERG’s cash flows were included in Ameren Illinois’ consolidated statement of cash flows for all periods prior to October 1, 2010. The inclusion of only nine months in 2010 was the primary cause of the decrease in cash flows, along with a reduction in receipts from Marketing Company under the AERG PSA, primarily due to lower market prices. A decrease in income tax payments, primarily due to lower pretax book income, and an acceleration of depreciation deductions authorized by economic stimulus legislation partially offset the decrease in AERG’s operating cash flows.

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

•	Reduced coal inventory levels in 2010, which are estimated to have resulted in cash savings of $50 million in 2010.
•	Lower labor expenditures resulting from staff reductions and fewer major outages at its coal-fired plants.
•	A $7 million reduction in use tax payments as Genco and EEI began claiming tax exemptions and credits for purchase transactions related to their generation operations.
•	Contributions to the pension plans were $6 million lower in 2010.

The following items reduced the increase in Genco’s cash from operating activities during 2010, compared with 2009:

•	Electric margins, as discussed in Result of Operations, decreased by $99 million, excluding impacts of noncash MTM transactions.
•	A $13 million increase in interest payments, primarily due to the senior unsecured notes issued in November 2009, which required interest payments in 2010, but not in 2009.

Pension Funding

Ameren’s pension plans are funded in compliance with income tax regulations and to meet federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at December 31, 2011, its investment performance in 2011, and its pension funding policy, Ameren expects to make annual contributions of $90 million to $150 million in each of the next five years, with aggregate estimated contributions of $580 million. We expect Ameren

Missouri’s, Ameren Illinois’, and Genco’s portion of the future funding requirements to be 51%, 33% and 12%, respectively. These amounts are estimates. The estimates may change with actual investment performance, changes in interest rates, changes in our assumptions, any pertinent changes in government regulations, and any voluntary contributions. In 2011, Ameren contributed $103 million to its pension plans. See Note 11 – Retirement Benefits under Part II, Item 8, of this report for additional information.

Cash Flows from Investing Activities

2011 versus 2010

Ameren’s cash used in investing activities decreased by $48 million during 2011, compared with 2010. In 2011, cash flows from investing activities benefited from an increase of proceeds from property sales as well as $8 million in proceeds from the sale of its investment in a leveraged lease and a $9 million payment received from the DOE under the terms of Ameren Missouri’s settlement with the DOE in 2011 related to nuclear waste disposal. Net cash used for capital expenditures decreased $12 million during 2011, compared with 2010. Reductions in capital expenditures caused by the completion of two energy center scrubber projects in 2010 were offset, in part, by an increase in storm-related repair costs, an increase in electric transmission investments, and expenditures for a third energy center scrubber project in 2011.

Ameren Missouri’s cash used in investing activities decreased by $73 million during 2011, compared with 2010, principally because of a $74 million decrease in capital expenditures and a $9 million payment received from the DOE in 2011 under the terms of the settlement with the DOE related to nuclear waste disposal. These cash benefits were reduced by a $6 million net decrease in nuclear decommissioning trust fund activities. Capital expenditures were lower in 2011 as a result of the completion in 2010 of two scrubbers at Ameren Missouri’s Sioux energy center and boiler projects, which offset a $28 million increase in capital expenditures related to storm-related repair costs.

Ameren Illinois’ cash used in investing activities increased by $49 million during 2011, compared with 2010. There was a $70 million increase in capital expenditures primarily as a result of increased investment in electric transmission assets and a $17 million increase in capital expenditures related to storm-related repair costs. In 2011, cash flows from investing activities benefited from the repayments of advances previously paid to ATXI, as a result of the completion of a project under a joint ownership agreement. In 2010, cash flows from investing activities benefited from the proceeds received on an intercompany note receivable, offset, in part, by advances to ATXI.

Genco’s cash used in investing activities increased by $112 million during 2011, compared with 2010. Net cash used for capital expenditures increased by $46 million primarily as a result of increased spending for energy center scrubber projects and boiler projects. The Coffeen energy center scrubber project was completed in February 2010, and construction began in April 2011 on Genco’s Newton energy center scrubber project. In 2011, cash flows from investing activities benefited from the proceeds of property sales, principally attributed to $45 million of proceeds received from the sale of Genco’s remaining interest in its Columbia CT facility. In 2010, cash flows from investing activities benefited from the proceeds received from the sale of 25% of Genco’s Columbia CT facility. During 2011, cash provided by sales of properties enabled Genco to contribute net non-state-regulated subsidiaries’ money pool advances of $49 million. During 2010, Genco received $48 million in net repayment of non-state-regulated subsidiaries’ money pool advances.

2010 versus 2009

Ameren’s cash used in investing activities decreased by $685 million during 2010, compared with 2009. There was a $668 million decrease in capital expenditures as compared with 2009 as a result of reductions in planned capital expenditures for the distribution system and energy center improvements during 2010, a $109 million reduction in capital expenditures to repair severe storm damage, and the completion of energy center scrubber projects in the Merchant Generation segment during 2009 and early 2010. Cash flows from investing activities in 2010 also benefited from the sale of 25% of Genco’s Columbia CT facility and other properties.

Ameren Missouri’s cash used in investing activities decreased by $257 million during 2010, compared with 2009. There was a $258 million decrease in capital expenditures as compared with 2009 as a result of reductions in planned capital expenditures for the distribution system and energy center improvements during 2010, as well as a $74 million reduction in capital expenditures to repair severe storm damage. This cash benefit was reduced by a $12 million net decrease in nuclear decommissioning trust fund activities.

Ameren Illinois’ cash used in investing activities decreased by $195 million during 2010, compared with 2009. There was a $71 million decrease in capital expenditures compared with 2009 because Ameren Illinois reduced planned capital expenditures for the distribution system during 2010 after receiving significantly less than it requested in a rate proceeding, as well as a $35 million reduction in capital expenditures to repair severe storm damage. Similar planned capital expenditure reductions at AERG resulted in the $85 million decrease in capital expenditures of discontinued operations. Additionally, Ameren Illinois’ advances to ATXI for construction under a joint ownership agreement decreased during 2010 as the project approached completion. Ameren Illinois received funding for this construction under a generator interconnection agreement related to ongoing transmission upgrade projects.

Genco’s cash used in investing activities decreased by $360 million during 2010, compared with 2009. Reductions in planned capital expenditures, as well as completion of energy center scrubber projects during 2009, resulted in a $221 million decrease in capital expenditures compared with 2009. Cash flows from investing activities in 2010 also benefited from the $18 million of proceeds Genco received from the sale of 25% of its Columbia CT facility and net repayment of non-state-regulated subsidiaries’ money pool advances.

Capital Expenditures

The following table presents the capital expenditures by the Ameren Companies for the years ended December 31, 2011, 2010, and 2009:

Capital Expenditures	2011	2010	2009
Ameren(a)	$1,030	$1,042	$1,710
Ameren Missouri	550	624	882
Ameren Illinois	351	281	352
Merchant Generation-Genco	141	95	316
Merchant Generation-Other	12	6	92

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and the elimination of intercompany transfers.

Ameren’s 2011 capital expenditures principally consisted of the following expenditures at its subsidiaries. Ameren Missouri spent $24 million on building its Maryland Heights energy center and $31 million for storm-related repair costs. Ameren Illinois incurred storm-related repair costs of $20 million. Genco spent $75 million toward scrubbers at its Newton and Coffeen energy centers for compliance with environmental regulations. Other capital expenditures were made principally to maintain, upgrade, and expand the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois, as well as to fund various energy center upgrades.

Ameren’s 2010 capital expenditures principally consisted of the following expenditures at its subsidiaries. Ameren Missouri spent $130 million toward two scrubbers at its Sioux energy center, which were completed in 2010. At Genco, there was a cash outlay of $29 million for energy center scrubber projects. The scrubbers are necessary to comply with environmental regulations. Other capital expenditures were made principally to maintain, upgrade, and expand the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois, as well as to fund various energy center upgrades.

Ameren’s 2009 capital expenditures consisted principally of the following expenditures at its subsidiaries. Ameren Missouri spent $173 million toward two scrubbers at its Sioux energy center, $93 million toward the Taum Sauk rebuild, and it incurred storm-related expenditures of $78 million. Ameren Illinois incurred storm-related repair costs of $38 million. At Genco, there was a cash outlay of $169 million for energy center scrubber projects. The scrubbers are necessary to comply with environmental regulations. Other capital expenditures were made principally to maintain, upgrade, and expand the reliability of the transmission and distribution systems of Ameren Missouri and Ameren Illinois as well as various energy center upgrades.

The following table estimates the capital expenditures that will be incurred by the Ameren Companies from 2012 through 2016, including construction expenditures, capitalized interest for the Merchant Generation business, allowance for funds used during construction for our rate-regulated utility businesses, and estimated expenditures for compliance with known and existing environmental regulations. As a result of a sharp decline in forward power prices in early 2012, as well as uncertain environmental regulations, Genco is decelerating the construction of two scrubbers at its Newton energy center, and AERG has removed the previously planned precipitator upgrades at its E.D. Edwards energy center from the five-year capital expenditures forecast. Genco will continue to incur some ongoing capital costs related to the construction of the Newton scrubbers. The table below includes Genco’s estimated capital expenditures of approximately $150 million in 2012 and approximately $20 million annually from 2013 through 2016 for the installation of the two scrubbers, excluding capitalized interest. See Outlook and also Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for further discussion of the impact of declining power prices on the Merchant Generation segment.

	2012	2013 - 2016		Total
Ameren Missouri	$665	$2,190 -	$2,960	$2,855 -	$3,625
Ameren Illinois	535	2,020 -	2,730	2,555 -	3,265
Merchant Generation-Genco	175	165 -	220	340 -	395
Merchant Generation- Other	5	35 -	50	40 -	55
ATX/ATXI	25	625 -	845	650 -	870
Other(a)	(10)	45 -	65	35 -	55
Ameren	$1,395	$5,080 -	$6,870	$6,475 -	$8,265

(a)	Includes the eliminations of intercompany transfers.

Ameren Missouri’s estimated capital expenditures include transmission, distribution, and generation-related investments, as well as expenditures for compliance with environmental regulations discussed below. Ameren Illinois’ estimated capital expenditures are primarily for electric and natural gas transmission and distribution-related investments, and expected capital expenditures incremental to historical average electric delivery capital expenditures to modernize its distribution system pursuant to the IEIMA. For additional information on the IEIMA, see Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report. Genco’s estimated capital expenditures are primarily for compliance with environmental regulations and upgrades to existing coal and natural gas-fired energy centers discussed below. Estimated capital expenditures of Ameren nonregistrant subsidiaries consist primarily of AERG’s estimated expenditures for compliance with environmental regulations discussed below and ATX/ATXI’s estimated transmission expenditures.

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

Environmental Capital Expenditures

Ameren, Ameren Missouri and Genco will incur significant costs in future years to comply with existing and known federal and state regulations regarding SO2, NOx, and mercury emissions from coal-fired power plants.

See Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for a discussion of existing environmental laws and regulations that affect, or may affect, our facilities and capital costs to comply with such laws and regulations, as well as our assessment of the potential impacts of the EPA’s proposed regulation of CCR and cooling water intake structures, the MATS, the stayed CSAPR, and the revised national ambient air quality standards for SO2 and NOx emissions as of December 31, 2011.

Cash Flows from Financing Activities

2011 versus 2010

During 2011, we reduced our reliance on borrowings from short-term debt and credit facilities, and we reduced long-term debt outstanding while maintaining adequate cash balances for working capital needs.

Ameren’s cash used in financing activities increased in 2011, compared with 2010. During 2011, Ameren’s cash flow from operating activities of $1.9 billion exceeded its capital expenditures of $1.0 billion and common stock dividend requirements of $375 million. Ameren used this cash as well as cash on hand to repay $581 million of short-term debt and credit facility borrowings, to redeem $155 million of long-term debt, and to repay $73 million of advances previously received from generators due to project completion. During 2010, Ameren redeemed $310 million of long-term debt and $52 million of preferred stock.

Ameren Missouri’s cash used in financing activities increased by $96 million in 2011, compared with 2010. During 2011, Ameren Missouri’s cash flow from operating activities of $1.1 billion exceeded its combined capital and nuclear fuel expenditures of $612 million. Ameren Missouri utilized this cash to pay common stock dividends of $403 million and repay $19 million of advances previously received from generators due to project completion. During 2010, Ameren Missouri paid common stock dividends of

$235 million; redeemed $70 million of long-term debt, including its 7.69% Series A subordinated debentures; and redeemed all outstanding shares of its $7.64 Series preferred stock.

Ameren Illinois’ net cash used in financing activities increased by $179 million in 2011 compared with 2010. Ameren Illinois’ common stock dividend increased $194 million compared with 2010. In June 2011, Ameren Illinois’ 6.625% $150 million senior secured notes matured and were repaid and retired using available cash on hand. During 2010, in connection with the Ameren Illinois Merger, Ameren Illinois (formerly CILCO) redeemed all of its preferred stock and all $40 million of its 7.61% Series 1997-2 first mortgage bonds (formerly CIPS). Net repayments of generator advances received for construction increased $25 million in 2011 compared with 2010.

Genco’s net cash used in financing activities decreased by $203 million in 2011 compared with 2010. During 2011, Genco’s cash flow from operating activities of $215 million exceeded its capital expenditures of $141 million. Additionally, Genco received a capital contribution from Ameren associated with a tax allocation agreement that benefited 2011 cash flows from financing activities. Genco used this cash to reduce its reliance on credit facility borrowings. In 2010, Genco repaid at maturity $200 million of its 8.35% senior notes at maturity and repaid a net $176 million of intercompany note borrowings. These 2010 cash outlays were offset, in part, by credit facility borrowings.

2010 versus 2009

During 2010, we replaced and extended the expiration of our credit facilities. We sought to reduce our reliance on borrowings from our credit facilities and to reduce long-term debt outstanding while maintaining adequate cash balances for working capital needs.

Ameren had an $804 million net use of cash from financing activities in 2010, compared with a $344 million net source of cash in 2009. During 2010, Ameren’s cash flow from operating activities of $1.8 billion exceeded its capital expenditures of $1.0 billion and common stock dividend requirements of $368 million. Ameren used this cash to redeem $310 million of long-term debt and $52 million of preferred stock in 2010. During 2009, Ameren issued $1 billion of senior debt and $634 million in common stock. It used the proceeds to repurchase, redeem, and fund maturities of $631 million of long-term debt, to reduce short-term borrowings, and to fund capital expenditures and other working capital needs at Ameren Missouri, Ameren Illinois, and Genco.

Ameren Missouri had a $334 million net use of cash from financing activities in 2010, compared with a $249 million net source of cash in 2009. Planned reductions of expenditures allowed Ameren Missouri to use cash from operations and credit facility borrowings to fund its capital expenditures and working capital needs without issuing additional senior debt or capital contributions from

Ameren. Additionally, during 2010, these efforts allowed Ameren Missouri to redeem $70 million of long-term debt, including its 7.69% Series A subordinated debentures; to redeem all outstanding shares of its $7.64 Series preferred stock; to increase common stock dividends by $60 million; and to reduce short-term and intercompany borrowing repayments by $343 million, compared with 2009.

Ameren Illinois’ net cash used in financing activities increased by $183 million in 2010 compared with 2009. Reduction of planned expenditures allowed it to use cash from operations to fund its capital expenditures and working capital needs without the issuance of additional senior debt or capital contributions from Ameren. Additionally, Ameren Illinois’ common stock dividends increased $35 million compared with 2009, and CILCO redeemed all of its preferred stock in connection with the Ameren Illinois Merger. During 2009, Ameren made capital contributions to Ameren Illinois of $272 million and Ameren Illinois repaid $250 million of long-term debt and $62 million of short-term borrowing balances.

Genco had a $275 million net use of cash from financing activities in 2010, compared with a $139 million net source of cash in 2009, primarily as a result of reductions of planned expenditures. These efforts allowed Genco to use cash from operations and credit facility borrowings to fund capital expenditures, to meet working capital needs, to repay its $200 million of 8.35% senior notes at maturity, and to repay a net $176 million of intercompany note borrowings in 2010. During 2009, Genco issued $249 million of long-term debt and used the proceeds to repay short-term borrowings and to fund general corporate purposes.

Credit Facility Borrowings and Liquidity

The liquidity needs of the Ameren Companies are typically supported through the use of available cash, short-term intercompany borrowings, drawings under committed bank credit facilities, or commercial paper issuances. See Note 4 – Short-Term Debt and Liquidity under Part II, Item 8, of this report for additional information on credit facilities, short-term borrowing activity, commercial paper activity, relevant interest rates, and borrowings under Ameren’s utility and non-state-regulated subsidiary money pool arrangements.

The following table presents the committed 2010 Credit Agreements of Ameren and the Ameren Companies, and the credit capacity available under such agreements, considering reductions for commercial paper borrowings and letters of credit, as of December 31, 2011:

	Expiration	Borrowing Capacity	Credit Available
Ameren and Ameren Missouri:
2010 Missouri Credit Agreement(a)	September 2013	$800	$800
Ameren and Genco:
2010 Genco Credit Agreement(a)	September 2013	500	500
Ameren and Ameren Illinois:
2010 Illinois Credit Agreement(a)	September 2013	800	800
Ameren:
Less:
Commercial paper outstanding			(148)
Letters of credit			(15)
Total		$2,100	$1,937

(a)	The Ameren Companies may access these credit facilities through intercompany borrowing arrangements.

In February 2011, Ameren Illinois received approval from the ICC to extend the expiration of its borrowing sublimit under the 2010 Illinois Credit Agreement to September 10, 2013. In June 2011, Ameren Missouri received approval from the MoPSC to extend the expiration of its borrowing sublimit under the 2010 Missouri Credit Agreement to September 10, 2013.

The 2010 Credit Agreements are used to make cash borrowings, to issue letters of credit, and to support borrowings under Ameren’s $500 million commercial paper program, Ameren Missouri’s $500 million commercial paper program, and Ameren Illinois’ $500 million commercial paper program, the latter of which was created in October 2011. Any of the 2010 Credit Agreements are available to Ameren to support borrowings under Ameren’s commercial paper program, subject to borrowing sublimits. The 2010 Missouri Credit Agreement is available to support borrowings under Ameren Missouri’s commercial paper program, and the 2010 Illinois Credit Agreement is available to support borrowings under Ameren Illinois’ commercial paper program.

The maximum aggregate amount available to each borrower under each facility is shown in the following table (such amount being such borrower’s “Borrowing Sublimit”):

	2010 Missouri Credit Agreement		2010 Genco Credit Agreement		2010 Illinois Credit Agreement
Ameren	$500		$500		$300
Ameren Missouri	500		(a	)	(a	)
Ameren Illinois	(a	)	(a	)	800
Genco	(a	)	500		(a	)

(a)	Not applicable.

These credit agreements were also available for use, subject to applicable regulatory short-term borrowing authorizations, by EEI or by other Ameren non-state-regulated subsidiaries through direct short-term borrowings from Ameren and by most of Ameren’s non-rate-regulated subsidiaries, including, but not limited to, Ameren Services, AER, AERG and Marketing Company, through a non-state-regulated subsidiary money pool agreement. Ameren has money pool agreements with and among its subsidiaries to coordinate and to provide for certain short-term cash and working capital requirements. Separate money pools are maintained for utility and non-state-regulated entities. In addition, a unilateral borrowing agreement among Ameren, Ameren Illinois, and Ameren Services enables Ameren Illinois to make short-term borrowings directly from Ameren. Pursuant to the terms of the unilateral borrowing agreement, the aggregate amount of borrowings outstanding at any time by Ameren Illinois under the unilateral borrowing agreement and the utility money pool agreement, together with any outstanding Ameren Illinois external credit facility borrowings or commercial paper issuances, may not exceed $500 million, pursuant to authorization from the ICC. Ameren Illinois did not borrow under the unilateral borrowing agreement during 2011 or 2010. Ameren Services is responsible for operation and administration of the money pool agreements. See Note 4 – Short-Term Debt and Liquidity under Part II, Item 8, of this report for a detailed explanation of the money pool arrangements and the unilateral borrowing agreement.

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

Long-term Debt and Equity

The following table presents the issuances of common stock and the issuances, redemptions, repurchases, and maturities of long-term debt and preferred stock (net of any issuance discounts and including any redemption premiums) for the years 2011, 2010, and 2009 for the Ameren Companies. For additional information related to the terms and uses of these issuances and the sources of funds and terms for the redemptions, see Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report.

	Month Issued, Redeemed, Repurchased or Matured	2011	2010	2009
Issuances
Long-term debt
Ameren:
8.875% Senior unsecured notes due 2014	May	$-	$-	$423
Ameren Missouri:
8.45% Senior secured notes due 2039	March	-	-	349
Genco:
6.30% Senior unsecured notes due 2020	November	-	-	249
Total Ameren long-term debt issuances		$-	$-	$1,021
Common stock
Ameren:
21,850,000 shares at $25.25	September	$-	$-	$552
DRPlus and 401(k)	Various	65	80	82
Total common stock issuances		$65	$80	$634
Total Ameren long-term debt and common stock issuances		$65	$80	$1,655
Redemptions, Repurchases and Maturities
Long-term debt
Ameren:
8.70% Senior unsecured notes due 2009 (formerly CILCORP)	October	$-	$-	$124
9.375% Senior bonds due 2029 (formerly CILCORP)	December	-	-	253
Ameren Missouri:
City of Bowling Green capital lease (Peno Creek CT)	Various	5	4	4
7.69% Series A subordinated deferrable interest debentures due 2036	September	-	66	-
Ameren Illinois:
6.625% Senior secured notes due 2011	June	150	-	-
7.50% Series mortgage bonds due 2009	June	-	-	250
7.61% Series 1997-2 first mortgage bonds due 2017	September	-	40	-
Genco:
Senior notes Series D 8.35% due 2010	November	-	200	-
Total Ameren long-term debt redemptions, repurchases and maturities		$155	$310	$631
Preferred stock
Ameren Missouri:
$7.64 Series	August	$-	$33	$-
Ameren Illinois:
4.50% Series	August	-	11	-
4.64% Series	August	-	8	-
4.08% Series(a)	September	-	7	-
4.20% Series(a)	September	-	5	-
4.26% Series(a)	September	-	4	-
4.42% Series(a)	September	-	3	-
4.70% Series(a)	September	-	5	-
7.75% Series(a)	September	-	9	-
Total Ameren preferred stock redemptions and repurchases		$-	$85	$-
Total Ameren long-term debt and preferred stock redemptions, repurchases and maturities		$155	$395	$631

(a)	In September 2010, Ameren contributed to the capital of Ameren Illinois (formerly IP), without the payment of any consideration, all of the IP preferred stock owned by Ameren ($33 million). IP cancelled these preferred shares.

A Form S-3 registration statement filed by Ameren with the SEC in June 2011 authorized the offering of 6 million additional shares of its common stock under DRPlus. Shares of common stock sold under DRPlus are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions. In 2012, Ameren plans for shares to be purchased in the open market for DRPlus and its 401(k) plan. Under DRPlus and its 401(k) plan, Ameren issued 2.2 million, 3.0 million, and 3.2 million shares of common stock in 2011, 2010, and 2009, respectively, which were valued at $65 million, $80 million, and $82 million for the respective years.

In September 2009, Ameren issued and sold 21.85 million shares of its common stock at $25.25 per share, for proceeds of $535 million, net of $17 million of issuance costs. Ameren used the offering proceeds to make investments in its rate-regulated utility subsidiaries in the form of capital contributions to Ameren Missouri and Ameren Illinois of $436 million and $99 million, respectively.

The Ameren Companies may sell securities registered under their effective registration statements if market conditions and capital requirements warrant such sales. Any offer and sale will be made only by means of a prospectus that meets the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

Indebtedness Provisions and Other Covenants

See Note 4 – Short-Term Debt and Liquidity and Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our bank credit and term loan agreements and in certain of the Ameren Companies’ indentures and articles of incorporation.

At December 31, 2011, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation provisions and covenants.

We consider access to short-term and long-term capital markets a significant source of funding for capital requirements not satisfied by our operating cash flows. Inability to raise capital on reasonable terms, particularly during times of uncertainty in the capital markets, could negatively affect our ability to maintain and expand our businesses. After assessing our current operating performance, liquidity, and credit ratings (see Credit Ratings below), we believe that Ameren and its rate-regulated businesses will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets or make access to the capital markets uncertain or limited. Such events could increase our cost of capital and adversely affect our ability to access the capital markets.

Genco’s operating results and operating cash flows are significantly affected by changes in market prices for power, which have significantly decreased over the past few years. Under the provisions of Genco’s indenture described in Note 5 – Long-term Debt and Equity Financings, in Part II, Item 8 of this report, Genco may not borrow additional funds from external, third-party sources if its interest coverage ratio is less than a specified minimum or its leverage ratio is greater than a specified maximum. Based on projections as of December 31, 2011, of Genco’s operating results and cash flows, we expect that, by the end of the first quarter of 2013, Genco’s interest coverage ratio will be less than the minimum ratio required for the company to borrow additional funds from external, third-party sources.

Dividends

Ameren paid to its shareholders common stock dividends totaling $375 million, or $1.555 per share, in 2011, $368 million, or $1.54 per share, in 2010, and $338 million, or $1.54 per share, in 2009. The payout rate based on net income in 2011 and 2009 was 72% and 55%, respectively. The payout of common stock dividends exceeded net income in 2010 because of the noncash goodwill, impairment and other charges recorded during 2010. Dividends paid to common shareholders in relation to net cash provided by operating activities for the same periods were 20% in 2011, 20% in 2010, and 17% in 2009.

The amount and timing of dividends payable on Ameren’s common stock are within the sole discretion of Ameren’s board of directors. The board of directors has not set specific targets or payout parameters when declaring common stock dividends. However, as it has done in the past, the board of directors is expected to consider various issues, including Ameren’s overall payout ratio, payout ratios of our peers, projected cash flow and potential future cash flow requirements, historical earnings and cash flow, projected earnings, impacts of regulatory orders or legislation, and other key business considerations. On February 10, 2012, the board of directors of Ameren declared a quarterly dividend on Ameren’s common stock of 40 cents per share, payable on March 30, 2012, to stockholders of record on March 14, 2012.

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

Genco’s indenture includes restrictions that prohibit it from making dividend payments on its common stock. Specifically, Genco cannot pay dividends on its common stock unless the company’s actual interest coverage ratio for the most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on projections as of December 31, 2011, of Genco’s operating results and cash flows in 2012 and 2013, we did not believe that Genco will achieve the minimum interest coverage ratio necessary to pay dividends on its common stock for the six months ended June 30, 2013, or the six months ended December 31, 2013. As a result, Genco was restricted from paying dividends on its common stock as of December 31, 2011, and we expect Genco will be unable to pay dividends on its common stock in 2012, 2013, and 2014. See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for additional information on Genco’s indenture provisions.

Ameren Missouri, Ameren Illinois and Genco as well as certain other nonregistrant Ameren subsidiaries are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for any officer or director of a public utility, as defined in the Federal Power Act, to participate in the making or paying of any dividend from any funds “properly included in capital account.” The meaning of this limitation has never been clarified under the Federal Power Act or FERC regulations. However, FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividends are not excessive, and (3) there is no self-dealing on the part of corporate officials. At a minimum, Ameren believes that dividends can be paid by its subsidiaries that are public utilities from net income and retained earnings. In addition, under Illinois law, Ameren Illinois may not pay any dividend on its stock unless, among other things, its earnings and earned surplus are sufficient to declare and pay a dividend after provision is made for reasonable and proper reserves, or unless Ameren Illinois has specific authorization from the ICC.

In its application for the FERC orders approving the Ameren Illinois Merger and the AERG distribution, Ameren committed itself to maintain a minimum of 30% equity in its capital structure at Ameren Illinois following the Ameren Illinois Merger and the AERG distribution.

At December 31, 2011, Ameren, Ameren Missouri and Ameren Illinois were not restricted from paying dividends.

The following table presents common stock dividends paid by Ameren Corporation to its common stockholders and by Ameren’s registrant subsidiaries to their respective parents.

	2011	2010	2009
Ameren Missouri	$403	$235	$175
Ameren Illinois	327	133	98
Genco	-	-	43
Dividends paid by Ameren	375	368	338

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

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2011. See Note 11 – Retirement Benefits under Part II, Item 8, of this report for information regarding expected minimum funding levels for our pension plans. These expected pension funding amounts are not included in the table below. In addition, routine short-term purchase order commitments are not included.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Ameren:(a)
Long-term debt and capital lease obligations(b)(c)	$6,866	$179	$940	$515	$5,232
Short-term debt	148	148	-	-	-
Interest payments(d)	4,338	446	826	715	2,351
Operating leases(e)	307	38	58	51	160
Other obligations(f)	9,114	1,972	2,727	1,929	2,486
Total cash contractual obligations	$20,773	$2,783	$4,551	$3,210	$10,229
Ameren Missouri:
Long-term debt and capital lease obligations(c)	$3,955	$178	$314	$386	$3,077
Interest payments(d)	2,603	229	431	393	1,550
Operating leases(e)	134	13	24	24	73
Other obligations(f)	5,634	820	1,588	1,584	1,642
Total cash contractual obligations	$12,326	$1,240	$2,357	$2,387	$6,342
Ameren Illinois:
Long-term debt(b)(c)	$1,661	$1	$201	$129	$1,330
Interest payments(d)	935	120	225	204	386
Operating leases(e)	7	1	2	2	2
Other obligations(f)	2,424	525	863	238	798
Total cash contractual obligations	$5,027	$647	$1,291	$573	$2,516
Genco:
Long-term debt(c)	$825	$-	$-	$-	$825
Interest payments	710	59	118	118	415
Operating leases(e)	131	11	22	21	77
Other obligations(f)	674	462	165	47	-
Total cash contractual obligations	$2,340	$532	$305	$186	$1,317

(a)	Includes amounts for registrant and nonregistrant Ameren subsidiaries and intercompany eliminations.
(b)	Excludes fair-market value adjustments of long-term debt of $5 million for Ameren Illinois.
(c)	Excludes unamortized discount and premium of $15 million at Ameren, $5 million at Ameren Missouri, $8 million at Ameren Illinois, and $1 million at Genco.
(d)	The weighted-average variable-rate debt has been calculated using the interest rate as of December 31, 2011.
(e)	Amounts related to certain real estate leases and railroad licenses have indefinite payment periods. Ameren’s $2 million annual obligation for these items is included in the Less than 1 Year, 1 – 3 Years, and 3 – 5 Years columns. The amounts for the indefinite payments are not included in the After 5 Years column because that period is indefinite.
(f)	See Other Obligations within Note 15 – Commitments and Contingencies under Part II, Item 8 of this report, for discussion of items included herein.

As of December 31, 2011, the amounts of unrecognized tax benefits under the authoritative accounting guidance for uncertain tax positions were $148 million, $124 million, $11 million, and $9 million for Ameren, Ameren Missouri, Ameren Illinois, and Genco, respectively. It is reasonably possible to expect that the settlement of an unrecognized tax benefit will result in an underpayment or overpayment of tax and related interest. However, there is a high degree of uncertainty with respect to the timing of cash payments or receipts associated with unrecognized tax benefits. The amount and timing of certain payments or receipts is not reliably estimable or determinable at this time. See Note 13 – Income Taxes under Part II, Item 8, of this report for information regarding the Ameren Companies’ unrecognized tax benefits and related liabilities for interest expense.

Off-Balance-Sheet Arrangements

At December 31, 2011, none of the Ameren Companies had off-balance-sheet financing arrangements other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.

Credit Ratings

The credit ratings of the Ameren Companies affect our liquidity, our access to the capital markets and credit markets, our cost of borrowing under our credit facilities and collateral posting requirements under commodity contracts.

The following table presents the principal credit ratings of the Ameren Companies by Moody’s, S&P, and Fitch effective on the date of this report:

	Moody’s	S&P	Fitch
Ameren:
Issuer/corporate credit rating	Baa3	BBB-	BBB
Senior unsecured debt	Baa3	BB+	BBB
Commercial paper	P-3	A-3	F2
Ameren Missouri:
Issuer/corporate credit rating	Baa2	BBB-	BBB+
Secured debt	A3	BBB+	A
Ameren Illinois:
Issuer/corporate credit rating	Baa3	BBB-	BBB-
Secured debt	Baa1	BBB/BBB+(a)	BBB+
Senior unsecured debt	Baa3	BBB-	BBB
Genco:
Issuer/corporate credit rating	-	BB	BB-
Senior unsecured debt	Ba1	BB	BB-

(a)	The BBB+ rating applies to issuances of securities secured by the mortgage associated with the former property of CILCO. The BBB rating applies to issuances of securities secured by the mortgage associated with the former property of IP and CIPS.

The cost of borrowing under our credit facilities can also increase or decrease depending upon the credit ratings of the borrower. A credit rating is not a recommendation to buy, sell, or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization.

Collateral Postings

Any adverse change in the Ameren Companies’ credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing and fuel, power, and natural gas supply, among other things, resulting in a negative impact on earnings. Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts at December 31, 2011, were $145 million, $11 million, $102 million and $1 million at Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively. The amount of cash collateral external counterparties posted with Ameren was $6 million at December 31, 2011. Sub-investment-grade issuer or senior unsecured debt ratings (lower than “BBB-” or “Baa3”) at December 31, 2011, could have resulted in Ameren, Ameren Missouri, Ameren Illinois or Genco being required to post additional collateral or other assurances for certain trade obligations amounting to $332 million, $86 million, $125 million, and $58 million, respectively.

Changes in commodity prices could trigger additional collateral postings and prepayments at current credit ratings. If market prices were 15% higher than December 31, 2011, levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, Ameren Illinois and Genco could be required to post additional collateral or other assurances for certain trade obligations up to $119 million, $10 million, $- million, and $19 million, respectively. If market prices were 15% lower than December 31, 2011, levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, Ameren Illinois and Genco could be required to post additional collateral or other assurances for certain trade obligations up to $227 million, $10 million, $69 million, and $81 million, respectively.

OUTLOOK

Ameren seeks to earn competitive returns on its investments in its businesses. Ameren Missouri and Ameren Illinois are seeking to improve their regulatory frameworks and cost recovery mechanisms. At the same time, Ameren’s rate-regulated businesses are pursuing constructive regulatory outcomes within existing frameworks and are seeking to align their overall spending, both operating and capital, with economic conditions and cash flows provided by their regulators. Consequently, Ameren’s rate-regulated businesses expect to narrow the historic gap between allowed and earned returns on equity. Ameren’s Merchant Generation segment maintains a fleet of competitive coal-fired and natural gas generating assets. Ameren’s merchant generation strategy is to position itself as a low-cost provider and to benefit from an expected future recovery of power prices. Ameren intends to allocate its capital resources to those business opportunities, including electric and natural gas transmission, that offer the most attractive risk-adjusted return potential.

Below are some key trends, events, and uncertainties that are reasonably likely to affect the Ameren Companies’ financial condition, results of operations, or liquidity as well as their ability to achieve strategic and financial objectives for 2012 and beyond.

Rate-Regulated Operations

•

Ameren’s strategy for earning competitive returns on its rate-regulated investments involves meeting customer energy needs in an efficient fashion, working to enhance regulatory frameworks, making timely and well-supported rate filings, and aligning overall spending with those rate case outcomes, economic conditions and return opportunities.

•

The IEIMA, enacted late in 2011, provides for a performance-based formula ratemaking framework for electric delivery utilities in Illinois. On January 3, 2012, Ameren Illinois elected to participate in this regulatory framework by making its initial performance-based formula rate filing with the ICC. We believe that our participation in this framework will better enable Ameren Illinois to earn its allowed return on equity for its electric delivery service business. This is expected to give Ameren Illinois the earnings predictability to invest in modernizing its distribution system. During 2012, Ameren Illinois is required to make a one-time $7.5 million nonrecoverable donation to the Illinois Science and Energy Innovation Trust. Additionally, Ameren Illinois is required to make an annual donation to that same trust and to fund customer assistance programs, both of which will total approximately $2 million, in the aggregate, in 2012.

•

As they continue to experience cost recovery pressures, Ameren Missouri and Ameren Illinois expect to regularly seek electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. These pressures include lower load growth from a weak economy, customer conservation efforts, and the impacts of energy efficiency programs, increased investments and expected future investments for environmental compliance, system reliability improvements, and new baseload capacity, including renewable requirements. Increased investments also result in higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs, higher property and income taxes, and higher insurance premiums as a result of insurance market conditions and loss experience, among other things. Following recommendations from the NRC’s task force on lessons learned from the 2011 reactor accident in Japan, the NRC is expected to issue orders in 2012 requiring United States nuclear plants to enhance nuclear plant readiness to safely manage severe events. Such orders are expected to result in increased costs or investments.

•

Ameren’s rate-regulated businesses have procured rate increases. In January 2012, the ICC issued an order that authorized a $32 million increase in Ameren Illinois’ annual natural gas delivery service revenues. This request was based on a future test year of 2012, rather than a historical test year, in order to improve the ability to earn returns allowed by regulators.

•

In 2011, Ameren Missouri received separate rate increases for its electric and natural gas businesses. In January 2011, the MoPSC approved a stipulation and agreement that authorized an increase in annual natural gas delivery revenues of $9 million. In July 2011, the MoPSC issued an order approving an increase in annual revenues for electric service of $173 million. Depreciation for the Sioux scrubbers, previously deferred as a regulatory asset when placed in service in November 2010, will result in an increase in annual expense of $21 million, beginning in August 2011. In addition, capitalization of interest was discontinued in July 2011. The MoPSC also issued an order, in April 2011, with respect to its review of Ameren Missouri’s FAC for the period from March 1, 2009, to September 30, 2009. The order required Ameren Missouri to refund $18 million, including $1 million for interest, to customers related to earnings associated with certain long-term partial requirements sales that were made by Ameren Missouri due to the loss of Noranda’s load caused by a severe ice storm in January 2009. Ameren Missouri has appealed this decision to the Cole County Circuit Court. The MoPSC is currently conducting its FAC review for periods after September 2009. It is possible that the MoPSC could order additional refunds of $25 million related to periods after September 2009, and this could result in a charge to earnings. Ameren Missouri filed a request with the MoPSC in July 2011 for an accounting authority order that would allow Ameren Missouri to recover fixed costs totaling $36 million that were not recovered as a result of the loss of load caused by the severe 2009 ice storm for potential recovery in a future electric rate case.

•

In January 2012, Ameren Missouri made its initial filing under the MEEIA. The MEEIA requires the MoPSC to ensure that a utility’s financial incentives are aligned with helping customers use energy more efficiently, to provide timely cost recovery, and to provide earnings opportunities associated with cost-effective energy efficiency programs. Ameren Missouri’s filing proposes a three-year plan that includes a portfolio of energy efficiency programs along with a cost-recovery mechanism. If the proposal is approved, beginning in January 2013, Ameren Missouri plans to invest $145 million over three years in the proposed energy efficiency programs. Ameren Missouri’s second filing, made in February 2012, was a request to increase its annual revenues for electric service by $376 million, which includes recovery of the cost of the proposed energy efficiency programs included in the MEEIA filing. A MoPSC decision in Ameren Missouri’s MEEIA filing is anticipated in the second quarter of 2012, while an electric rate order is expected in December 2012.

•

Ameren and Ameren Missouri also are pursuing recovery from insurers, through litigation, for reimbursement of unpaid liability insurance claims for a December 2005 breach of the upper reservoir at Ameren Missouri’s Taum Sauk pumped-storage hydroelectric energy center.

•

Approximately 340 employees of Ameren Missouri and Ameren Services accepted voluntary separation offers and left the company as of December 31, 2011. As a result of the voluntary separations, Ameren and Ameren Missouri estimate an annual $20 million reduction in operations and maintenance expense beginning in 2012.

•

Ameren Missouri’s Callaway energy center completed a scheduled refueling and maintenance outage during the fourth quarter of 2011. Ameren Missouri’s next scheduled refueling and maintenance outage is in the spring of 2013. During a scheduled outage, which occurs every 18 months, maintenance and purchased power costs increase, and the amount of excess power available for sale decreases, versus non-outage years.

•	Ameren intends to allocate its capital to those investment opportunities with the highest expected risk-adjusted returns. Ameren believes that because of its strategic location in the country, electric transmission may provide it with such an opportunity. In December 2011, MISO approved three projects, which will be developed by ATXI or ATX. The first project, Illinois Rivers, involves building a 345-kilovolt line across the state of Illinois, from the Missouri border to the Indiana border. Work on the first sections of this project will begin in 2012; the expected in-service date is 2016. The last section of this project is expected to be completed in 2019. The Spoon River project in northwest Illinois and the Mark Twain project in northeast Missouri are the other two projects approved by MISO in its current transmission expansion plan. These two projects are expected to be completed in 2018. The estimated total investment in these three projects is expected to be more than $1.2 billion. FERC, in its order issued in May 2011, approved transmission rate incentives for the Illinois Rivers project as well as for the Big Muddy project. The Big Muddy project, located primarily in southern Illinois, is currently being evaluated for inclusion in MISO’s 2012 transmission expansion plan.

•

During January 2012, the weather conditions in Ameren Missouri’s and Ameren Illinois’ service territories were unseasonably warm. Heating degree-days in Ameren’s rate-regulated service territories were 14% lower than normal winter weather conditions and 25% lower than weather conditions that occurred during January 2011.

•

For additional information regarding recent rate orders and related appeals, pending requests filed with state and federal regulatory commissions, the FAC prudence review and related appeal, and Taum Sauk matters, see Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report.

Merchant Generation Operations

•

In this period of generally weak power prices, Ameren is focused on improving and reducing the volatility of, operating cash flows within its Merchant Generation business so that cash flows from operations approximate required investments. Merchant Generation has reduced operating costs and sought cost-efficient methods to comply with significant environmental requirements. Merchant Generation expects to continue to pursue these strategies while positioning themselves for an expected future recovery in power prices and margins. As part of this strategy Genco closed its Meredosia and Hutsonville energy centers at the end of 2011, primarily because environmental investments expected to be required were not economical. The closures and the retention of these energy centers’ emission allowances create flexibility to lower compliance costs at other Merchant Generation energy centers. In addition, the closure of the Hutsonville and Meredosia energy centers is not expected to have a material impact on Ameren’s or Genco’s future earnings. In 2011, nearly all of Merchant Generation’s margin was generated from sales of output from five baseload energy centers (Newton, Joppa, Coffeen, E.D. Edwards, and Duck Creek). The Merchant Generation segment expects to have available generation from its coal-fired energy centers of 32.5 million megawatthours in 2012. However, based on currently expected power prices, the Merchant Generation segment expects to generate approximately 27 million (Genco – 20 million) megawatthours of power in 2012. See Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for further discussion of environmental matters and compliance plans.

•

Power prices in the Midwest affect the amount of revenues and cash flows Merchant Generation and Genco can generate by marketing power into the wholesale and retail markets. Market prices for power have decreased over the past three years. During 2012, the market price for power for delivery in the current year has declined below 2011 levels because of factors such as declining natural gas prices and the stay of the CSAPR. From December 31, 2011, through January 31, 2012, the market price for power at the Indiana Hub decreased by 12%. Ameren’s Merchant Generation segment and Genco will be adversely impacted by the declining market price of power for any unhedged generation. Merchant Generation and Genco are currently evaluating this recent price decline and the impact of the stay of the CSAPR, and the potential impact these events may have on their operating and capital investment plans. In 2012, Genco decelerated the construction of two scrubbers at its Newton energy center, and AERG removed from its five-year capital expenditures forecast previously planned precipitator upgrades at its E.D. Edwards energy center. Based on current environmental rules and regulations, if Merchant Generation and Genco do not complete these environmental upgrades by the beginning of 2015, Merchant Generation and Genco may need to reduce generation output at their energy centers to reduce emissions. Merchant Generation and Genco will also evaluate whether the decline in the market price for power in the first quarter of 2012, and any changes to operating and capital plans, is indicative that the carrying value of its energy centers may not be recoverable. A failure to achieve forecasted operating results and cash flows, an unfavorable change in forecasted operating results and cash flows, or a reduction in the expected useful lives of Merchant Generation’s energy centers could result in the recognition of long-lived asset impairment charges. Merchant Generation’s energy centers without pollution control equipment are most exposed to declining power prices as compliance options for environmental laws and regulations could become prohibitively expensive.

•

To reduce cash flow volatility, Marketing Company, through a mix of physical and financial sales contracts, targets to hedge Merchant Generation’s expected output by 80% to 90% for the following year, 50% to

70% for two years out, and 30% to 50% for three years out. As of January 31, 2012, Marketing Company had hedged approximately 25 million megawatthours of Merchant Generation’s expected generation for 2012, at an average price of $44 per megawatthour. For 2013, Marketing Company had hedged approximately 14 million megawatthours of Merchant Generation’s forecasted generation sales at an average price of $40 per megawatthour. For 2014, Marketing Company had hedged approximately 7 million megawatthours of Merchant Generation’s forecasted generation sales at an average price of $44 per megawatthour. Any unhedged forecasted generation will be exposed to market prices at the time of sale. As a result, any new physical or financial power sales may be at price levels lower than previously experienced and lower than the value of existing hedged sales.

•

Merchant Generation is also supporting development of an energy capacity market within MISO, which is expected to support longer-term investment. FERC is expected to issue an order on MISO’s proposal to establish a capacity market within the RTO. The MISO proposal calls for the first annual capacity auction to be held in April 2013 for the June 2013 to May 2014 planning year.

•

To further reduce cash flow volatility, Merchant Generation seeks to hedge fuel costs consistent with power sales. As of January 31, 2012, for 2012 Merchant Generation had hedged fuel costs for approximately 25 million megawatthours of coal and up to 28 million megawatthours of base transportation at about $24 per megawatthour. For 2013, Merchant Generation had hedged fuel costs for approximately 12 million megawatthours of coal and up to 27 million megawatthours of base transportation at about $25.50 per megawatthour. For 2014, Merchant Generation had hedged fuel costs for approximately 5 million megawatthours of coal and up to 21 million megawatthours of base transportation at about $25.50 per megawatthour. In 2012, Genco and the Merchant Generation segment are targeting a reduction in coal inventories. See Item 7A – Quantitative and Qualitative Disclosures About Market Risk of this report for additional information about the percentage of fuel and transportation requirements that are price-hedged for 2012 through 2016.

Liquidity and Capital Resources

•

The Ameren Companies seek to maintain access to the capital markets at commercially attractive rates in order to fund their businesses. The enhancement of regulatory frameworks and returns is expected to improve cash flows, credit metrics, and related access to capital for Ameren’s rate-regulated businesses.

•

Genco and the Merchant Generation segment seek to fund their operations internally and therefore seek not to rely on financing from Ameren or external, third-party sources. Genco and the Merchant Generation segment will continue to seek to defer capital and operating expenses, sell certain assets, and take other actions as necessary to fund their operations internally while maintaining safe and reliable operations. Under its indenture, Genco may not borrow additional funds from external, third-party sources if its interest coverage ratio is less than a specified minimum or its leverage ratio is greater than a specified maximum. Based on projections as of December 31, 2011, of Genco’s operating results and cash flows, we expect that, by the end of the first quarter of 2013, Genco’s interest coverage ratio will be less than the minimum ratio required for the company to borrow additional funds from external, third-party sources. Genco’s indenture does not restrict intercompany borrowings from Ameren’s non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren’s control, and if a Genco intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool by Genco would be dependent on consideration by Ameren of the facts and circumstances existing at that time.

•

The Ameren Companies have also entered into multiyear credit facility agreements that cumulatively provide $2.1 billion of credit through September 10, 2013. We believe that our liquidity is adequate given our expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect our ability to execute our expected operating, capital or financing plans.

•	In September 2012, $173 million of Ameren Missouri’s 5.25% senior secured notes mature.
•

As of December 31, 2011, Ameren had approximately $390 million in federal income tax net operating loss carryforwards (Ameren Missouri – $140 million, Ameren Illinois – $90 million, Genco – $20 million) and $72 million in federal income tax credit carryforwards (Ameren Missouri – $11 million, Ameren Illinois – $- million, Genco – $1 million). These carryforwards are expected to satisfy income tax liabilities through the end of 2013 (Ameren Missouri – 2012, Ameren Illinois – 2012, Genco – 2013).

•

Between 2012 and 2021, Ameren currently expects to invest between $1.8 billion to $2.2 billion to retrofit its coal-fired energy centers with pollution control equipment in compliance with environmental laws and regulations. Any pollution control investments will result in decreased energy center availability during construction and significantly higher ongoing operating expenses. Any pollution control investments at Ameren Missouri are expected to be recoverable from ratepayers, subject to prudence reviews. Regulatory lag may materially affect the timing of such recovery and returns on the investments, and therefore affect our cash flows and related financing needs. The recoverability of amounts expended in our Merchant Generation segment will depend on whether market prices for power adjust as a result of market conditions reflecting increased environmental costs for coal-fired generators.

•

In October 2011, Ameren’s board of directors declared a fourth quarter dividend of 40 cents per common share, a 3.9% increase from the prior quarterly dividend of 38.5 cents per share, resulting in an annualized equivalent dividend of $1.60 per share. Based on the shares outstanding at the end of October 2011, on an annual basis, the dividend increase will result in additional dividends of $15 million.

•	In February 2012, Ameren completed the asset sale of its Medina Valley energy center’s net property and plant for cash proceeds of $16 million. The loss of margin contributed by Medina Valley is not expected to materially impact Ameren’s 2012 results of operations.
•

Ameren and Genco are currently exploring opportunities to make the Meredosia energy center available for those parties interested in repowering one of its units to create an oxy-fuel combustion coal-fired energy center designed for permanent CO2 capture and storage.

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

Accounting Estimate

Uncertainties Affecting Application

Regulatory Mechanisms and Cost Recovery

Ameren, Ameren Missouri and Ameren Illinois defer costs in accordance with authoritative accounting guidance, and make investments that they assume will be collected in future rates.

•	Regulatory environment and external regulatory decisions and requirements
•	Anticipated future regulatory decisions and their impact
•	Impact of deregulation, rate freezes, prudency reviews, and competition on ratemaking process and ability to recover costs
•

Beginning in 2012, Ameren Illinois’ assessment of and ability to estimate the current year’s electric delivery service costs to be reflected in revenues and recovered from customers in a subsequent year under the IEIMA performance-based formula ratemaking process

Basis for Judgment

We determine which costs are recoverable by consulting previous rulings by state regulatory authorities in jurisdictions where we operate and any other factors that may indicate whether cost recovery is probable. If facts and circumstances lead us to conclude that a recorded regulatory asset is no longer probable of recovery or that plant assets are probable of disallowance, we record a charge to earnings, which could be material. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for quantification of these assets for each of the Ameren Companies, excluding Genco.

Unbilled Revenue

At the end of each period, Ameren, Ameren Missouri and Ameren Illinois project expected usage and estimate the amount of revenue to record for services that have been provided to customers but not yet billed.

•	Projecting customer energy usage
•	Estimating impacts of weather and other usage-affecting factors for the unbilled period
•	Estimating loss of energy during transmission and delivery

Basis for Judgment

We base our estimate of unbilled revenue each period on the volume of energy delivered, as valued by a model of billing cycles and historical usage rates and growth by customer class for our service area. This figure is then adjusted for the modeled impact of seasonal and weather variations based on historical results. See the balance sheets for each of the Ameren Companies, excluding Genco, under Part II, Item 8, of this report for unbilled revenue amounts.

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

•	Our ability to identify derivatives
•	Our ability to assess whether derivative contracts qualify for the NPNS exception
•	Our ability to consume or produce notional values of derivative contracts
•	Market conditions in the energy industry, especially the effects of price volatility and liquidity
•	Valuation assumptions on longer term contracts due to lack of observable inputs
•	Effectiveness of derivatives that have been designated as hedges
•	Counterparty default risk

Basis for Judgment

We evaluate contracts to determine whether they contain derivatives. Determining whether or not a contract qualifies as a derivative under authoritative accounting guidance requires us to exercise significant judgment in interpreting the definition of a derivative and applying that definition. Authoritative accounting guidance regarding derivative instruments requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair values, unless the NPNS exception applies. We determine whether to exclude the fair value of certain derivatives from valuation under the NPNS provisions of authoritative accounting guidance after assessing our intent and ability to physically deliver commodities purchased and sold. Further, our forecasted purchases and sales also support our designation of some fair valued derivative instruments as cash flow hedges. Fair value of our derivatives is measured in accordance with authoritative accounting guidance, which provides a fair value hierarchy that prioritizes inputs to valuation techniques. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. When we do not have observable inputs, we use certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risks inherent in the inputs to the valuation. Our valuations also reflect our own assessment of counterparty default risk, guided by the best internal and external information available. If we were required to discontinue our use of the NPNS exception or cash flow hedge treatment for some of our contracts, the impact of changes in fair value for the applicable contracts could be material to our earnings and financial position.

Valuation of Long-Lived Assets and Asset Retirement Obligations

We periodically assess the carrying value of our long-lived assets to determine whether they are impaired. We also review for the existence of asset retirement obligations. If an asset retirement obligation is identified, we determine its fair value and subsequently reassess and adjust the obligation, as necessary.

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

Basis for Judgment

Whenever events or changes in circumstances indicate a valuation may have changed, we use various methodologies that we believe market participants would use to determine valuations and discounted, undiscounted, and probabilistic discounted cash flow models with multiple operating scenarios. The identification of asset retirement obligations is conducted through the review of legal documents and interviews. See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report for quantification of our asset retirement obligations. See Note 17 Goodwill, Impairment and Other Charges under Part II, Item 8, of this report for additional information of our long-lived asset impairment evaluation and charges recorded.

Accounting Estimate

Uncertainties Affecting Application

Benefit Plan Accounting

Based on actuarial calculations, we accrue costs of providing future employee benefits in accordance with authoritative accounting guidance regarding benefit plans. See Note 11 – Retirement Benefits under Part II, Item 8, of this report.

•	Future rate of return on pension and other plan assets
•	Interest rates used in valuing benefit obligations
•	Health care cost trend rates
•	Timing of employee retirements and mortality assumptions
•	Ability to recover certain benefit plan costs from our ratepayers
•	Changing market conditions that may affect investment and interest rate environments
•	Impacts of the health care reform legislation enacted in 2010

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

Basis for Judgment

The determination of a loss contingency requires significant judgment as to the expected outcome of each contingency in future periods. In making the determination as to the amount of potential loss and the probability of loss, we consider all available evidence including the expected outcome of potential litigation. If no estimate is better than another within our range of estimates, we record our best estimate of a loss or the minimum value of our estimated range of outcomes. As additional information becomes available, we reassess the potential liability related to the contingency and revise our estimates. In our evaluation of legal matters, management consults with legal counsel and relies on analysis of relevant case law and legal precedents. See Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center, and Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for information on the Ameren Companies’ contingencies.

Impact of Future Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies under Part II, Item 8, of this report.

EFFECTS OF INFLATION AND CHANGING PRICES

Ameren’s rates for retail electric and natural gas utility service are regulated by the MoPSC and the ICC. Nonretail electric rates are regulated by FERC. Rate regulation is generally based on the recovery of historical or projected costs. As a result, revenue increases could lag behind changing prices. Ameren Illinois has recently elected to participate in the performance-based formula ratemaking process for determining retail rates for its electric delivery service business established by the IEIMA. Ameren Illinois’ participation in this formula ratemaking process will terminate if the average residential rate increases by more than 2.5% annually from June 2011 through May 2014. The average residential rate includes generation service, which is outside of Ameren Illinois’ control as it is required to purchase all of its power through procurement processes administered by the IPA. The cost of procured power can be affected by inflation. Within that formula, the monthly average yields of 30-year United States Treasury bonds are the basis for Ameren Illinois’ return on equity. Therefore, pending ICC approval of Ameren Illinois’ initial filing under the IEIMA, which is expected to occur in October 2012, there will be a direct correlation between the yield of United States Treasury bonds, which are affected by inflation, and the earnings of Ameren Illinois’ electric distribution business. Inflation affects our operations, earnings, stockholders’ equity, and financial performance.

72

The current replacement cost of our utility plant substantially exceeds our recorded historical cost. Under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical costs through depreciation might not be adequate to replace the plant in future years. Ameren’s Merchant Generation business does not have regulated recovery mechanisms and is therefore dependent on market prices for power to reflect rising costs.

Ameren Missouri recovers the cost of fuel for electric generation and the cost of purchased power by adjusting rates as allowed through the FAC. Ameren Illinois recovers power supply costs from electric customers by adjusting rates through a rider mechanism to accommodate changes in power prices.

Ameren Missouri and Ameren Illinois are affected by changes in the cost of electric transmission services. FERC regulates the rates charged and the terms and conditions for electric transmission services. Each RTO separately files regional transmission tariff rates for approval by FERC. All members within that RTO are then subjected to those rates. Because they are members of MISO, Ameren Missouri’s and Ameren Illinois’ transmission rates are calculated in accordance with MISO’s rate formula. The transmission rate, updated in June of each year, is based on FERC filings for the previous year. This rate is charged directly to wholesale customers. Ameren Illinois also charges this rate directly to alternative retail electric suppliers. For Illinois’ retail customers who have not chosen an alternative retail electric supplier, the transmission rate is collected through a rider mechanism. This rate is not directly charged to Missouri retail customers because the MoPSC includes transmission-related costs in setting bundled retail rates in Missouri.

In our Missouri and Illinois retail natural gas utility jurisdictions, changes in gas costs are generally reflected in billings to gas customers through PGA clauses.

Ameren, Ameren Missouri and Genco are affected by changes in market prices for natural gas to the extent that they must purchase natural gas to run CTs. These companies have structured various supply agreements to maintain access to multiple natural gas pools and supply basins, and to minimize the impact to their financial statements. Ameren Missouri’s exposure to changes in market prices of natural gas is mitigated by its ability to recover increasing costs via a FAC. See Quantitative and Qualitative Disclosures About Market Risk – Commodity Price Risk under Part II, Item 7A, below for additional information.

See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information on the cost recovery mechanisms.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of changes in value of a physical asset or a financial instrument, derivative or nonderivative, caused by fluctuations in market variables such as interest rates, commodity prices, and equity security prices. A derivative is a contract whose value is dependent on, or derived from, the value of some underlying asset or index. The following discussion of our risk management activities includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. We handle market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable. Such risks, principally business, legal, and operational risks, are not part of the following discussion.

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

We manage our interest rate exposure by controlling the amount of debt instruments we have within our total capitalization portfolio and by monitoring the effects of market changes in interest rates. For defined pension and postretirement benefit plans, we control the duration and the portfolio mix of our plan assets.

The following table presents the estimated increase in our annual interest expense and decrease in net income if interest rates were to increase by 1% on variable-rate debt outstanding at December 31, 2011:

	Interest Expense		Net Income(a)
Ameren(b)	$4		$(2)
Ameren Missouri	2		(1)
Ameren Illinois	(c	)	(c )
Genco	–		–

(a)	Calculations are based on an estimated tax rate of 40%, 38%, 41% and 41% for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively.
(b)	Includes intercompany eliminations.
(c)	Less than $1 million.

The estimated changes above do not consider the potential reduced overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would probably act to mitigate further exposure to this market risk. However, due to the uncertainty of the specific actions that might be taken and their possible effects, this sensitivity analysis assumes no change in our financial structure.

Credit Risk

Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and have nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 7 – Derivative Financial Instruments under Part II, Item 8, of this report for information on the potential loss on counterparty exposure as of December 31, 2011.

Our rate-regulated revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At December 31, 2011, no nonaffiliated customer represented more than 10%, in the aggregate, of our accounts receivable at Ameren Illinois. Noranda, Ameren Missouri’s largest nonaffiliated electric customer, has appealed certain aspects of the 2009 and 2010 rate orders issued by the MoPSC. Noranda has paid into court registries amounts that represent more than 10%, in the aggregate, of Ameren Missouri’s accounts receivable at December 31, 2011. In November 2011, the Missouri Court of Appeals issued a ruling that upheld the MoPSC’s January 2009 electric rate order. Therefore, Ameren Missouri expects to receive all of the funds held in the Stoddard County Circuit Court’s registry relating to the 2009 rate order, which totaled $20 million as of December 31, 2011, during the first quarter of 2012. The funds related to the 2010 appeal will remain in the Cole County Circuit Court’s registry pending resolution, which is expected in 2012. See Note 2 – Rate and Regulatory Matters under Part II, Item 8, of this report for additional information. The risk associated with Ameren Illinois’ electric and natural gas trade receivables is also mitigated by a rate adjustment mechanism that allows Ameren Illinois to recover the difference between its actual bad debt expense under GAAP and the bad debt expense included in its base rates. Ameren Missouri and Ameren Illinois continue to monitor the impact of increasing rates on customer collections. Ameren Missouri and Ameren Illinois make adjustments to their allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.

Ameren, Ameren Missouri, Ameren Illinois and Genco may have credit exposure associated with off-system or wholesale purchase and sale activity with nonaffiliated companies. At December 31, 2011, Ameren’s, Ameren Missouri’s, Ameren Illinois’ and Genco’s combined credit exposure to nonaffiliated trading counterparties, excluding coal suppliers, deemed below investment grade either through external or internal credit evaluations, was $48 million, net of collateral (2010 – $204 million). Almost all of the $48 million exposure relates to Ameren Illinois’ long-term purchase power and renewable energy credit contracts. These contracts were procured through the IPA and are passed through directly to Ameren Illinois customers. At December 31, 2011, the combined credit exposures to nonaffiliated coal suppliers, deemed below investment grade either through external or internal credit evaluations, net of collateral, were $35 million, $33 million and $2 million at Ameren, Ameren Missouri and Genco, respectively. (2010- $ 19 million, $8 million, $10 million, respectively).

We establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program. Monitoring involves daily exposure reporting to senior management, master trading and netting agreements, and credit support, such as letters of credit and parental guarantees. We also analyze each counterparty’s financial condition before we enter into sales, forwards, swaps, futures, or option contracts. We estimate our credit exposure to MISO associated with the MISO Energy and Operating Reserves Market to be $29 million at December 31, 2011 (2010 – $53 million).

Equity Price Risk

Our costs for providing defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, including the rate of return on plan assets. Ameren manages plan assets in accordance with the “prudent investor” guidelines contained in ERISA. Ameren’s goal is to ensure that sufficient funds are available to provide the benefits at the time they are payable while also to maximizing total return on plan assets and minimizing expense volatility consistent with its tolerance for risk. Ameren delegates investment management to specialists. Where appropriate, Ameren provides the investment manager with guidelines that specify allowable and prohibited investment types. Ameren regularly monitors manager performance and compliance with investment guidelines.

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

In future years, the costs of such plans will be reflected in net income, OCI, or regulatory assets. Contributions to the plans could increase materially, if we do not achieve pension and postretirement asset portfolio investment returns equal to or in excess of our 2012 assumed return on plan assets of 7.75% and 7.50%, respectively.

Ameren Missouri also maintains a trust fund, as required by the NRC and Missouri law, to fund certain costs of nuclear plant decommissioning. As of December 31, 2011, this fund was invested primarily in domestic equity securities (66%) and debt securities (34%). It totaled $357 million (2010 – $337 million). By maintaining a portfolio that includes long-term equity investments, Ameren Missouri seeks to maximize the returns to be used to fund nuclear decommissioning costs within acceptable parameters of risk. However, the equity securities included in the portfolio are exposed to price fluctuations in equity markets. The debt securities are exposed to changes in interest rates. Ameren Missouri actively monitors the portfolio by benchmarking the performance of its investments against certain indices and by maintaining and periodically reviewing established target allocation percentages of the assets of the trust to various investment options. Ameren Missouri’s exposure to equity price market risk is in large part mitigated, because Ameren Missouri is currently allowed to recover its decommissioning costs, which would include unfavorable investment results, through electric rates.

Additionally, Ameren has company-owned life insurance contracts that are used to support Ameren’s deferred compensation plans. These life insurance contracts include equity and debt investments that are exposed to price fluctuations in equity markets and to changes in interest rates.

Commodity Price Risk

We are exposed to changes in market prices for power, emission allowances, coal, transportation diesel, natural gas and uranium.

Ameren’s, Ameren Missouri’s and Genco’s risks of changes in prices for power sales are partially hedged through sales agreements. Merchant Generation also seeks to sell power forward to wholesale, municipal, and industrial customers to limit exposure to changing prices. We also attempt to mitigate financial risks through risk management programs and policies, which include forward-hedging programs, and through the use of derivative financial instruments (primarily forward contracts, futures contracts, option contracts, and financial swap contracts). However, a portion of the generation capacity of Ameren, Ameren Missouri and Genco is not contracted through physical or financial hedge arrangements and is therefore exposed to volatility in market prices.

The following table shows how our earnings might decrease if power prices were to decrease by 1% on unhedged economic generation for 2012 through 2015:

Net Income(a)
Ameren(b)	$(13)
Ameren Missouri	(c )
Genco	(11)

(a)	Calculations are based on an estimated tax rate of 40%, 38% and 41% for Ameren, Ameren Missouri and Genco, respectively.
(b)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(c)	Less than $1 million.

Ameren’s forward-hedging power programs include the use of derivative financial swap contracts. These swap contracts financially settle a fixed price against a floating price. The floating price is typically the realized, or settled, price at a liquid regional hub at some forward period of time. Ameren controls the use of derivative financial swap contracts with volumetric and correlation limits that are intended to mitigate any material adverse financial impact. Historically, Ameren has used swaps that settled against the Cinergy Hub MISO locational marginal pricing. This hub had traditionally been the most liquid location, with a strong correlation to the pricing that was realized at our generating locations. As of December 31, 2011, MISO stopped publishing Cinergy Hub pricing. As a result, Ameren will now use the Indiana Hub and other hubs as necessary for financial hedging. Ameren does not expect any material adverse financial impact to the outcomes of its forward-hedging programs as a result of this change. Ameren will continue to pursue the best available options to fix pricing for the output of its generating units.

Ameren also uses its portfolio management and trading capabilities both to manage risk and to deploy risk capital to generate additional returns. Due to our physical presence in the market, we are able to identify and pursue opportunities, which can generate additional returns through portfolio management and trading activities. All of this activity is performed within a controlled risk management process. We establish value at risk (VaR) and stop-loss limits that are intended to prevent any material negative financial impact.

We manage risks associated with changing prices of fuel for generation with techniques similar to those we use to manage risks associated with changing market prices for electricity.

Merchant Generation does not have the ability to pass higher fuel costs through to its customers for electric operations with the exception of an immaterial percentage of the output that has been contracted with a fuel cost pass-through. Ameren Missouri has a FAC that allows Ameren Missouri to recover, through customer rates, 95% of changes in fuel and purchased power costs, net of off-system revenues, including MISO costs and revenues, more or less than the amount set in base rates, without a traditional rate proceeding. Ameren Missouri remains exposed to the remaining 5%.

Ameren, Ameren Missouri and Genco have entered into coal contracts with various suppliers to purchase coal to manage their exposure to fuel prices. The coal hedging strategy is intended to secure a reliable coal supply while reducing exposure to commodity price volatility. Additionally, the type of coal burned is part of Ameren Missouri’s environmental compliance strategy. Ameren Missouri has a multiyear agreement to purchase ultra-low-sulfur coal through 2017 to comply with the CSAPR and other environmental regulations. The coal contract is with a single supplier. Disruptions of the deliveries of that ultra-low-sulfur coal from the supplier could compromise Ameren Missouri’s ability to operate in compliance with emission standards. Other sources of ultra-low-sulfur coal are limited and the construction of pollution control equipment requires significant lead time to become operational. Should a temporary disruption of ultra-low-sulfur coal deliveries occur and its existing inventory of ultra-low-sulfur coal becomes fully depleted, and other sources of ultra-low-sulfur coal are not available, Ameren Missouri would use its existing emission allowances or purchase emission allowances in order to achieve compliance with environmental regulations. Genco purchases coal based on expected power sales, generally through bid procedures. Therefore, Genco’s forward coal requirements are dependent on the volume of power sales that have been contracted.

Transportation costs for coal and natural gas can be a significant portion of fuel costs. Ameren, Ameren Missouri and Genco typically hedge coal transportation forward to provide supply certainty and to mitigate transportation price volatility. Natural gas transportation expenses for Ameren’s gas distribution utility companies and for the gas-fired generation units of Ameren, Ameren Missouri and Genco are regulated by FERC through approved tariffs governing the rates, terms, and conditions of transportation and storage services. Certain firm transportation and storage capacity agreements held by the Ameren Companies include rights to extend the term of contracts. Depending on our competitive position, we are able in some instances to negotiate discounts to these tariff rates for our requirements.

In addition, coal transportation costs are sensitive to the price of diesel fuel as a result of rail freight fuel surcharges. We use forward fuel oil contracts (both for heating and crude oil) to mitigate this market price risk as changes in these products are highly correlated to changes in diesel markets. If diesel fuel costs were to increase or decrease by $0.25 a gallon, Ameren’s fuel expense could increase or decrease by $14 million annually (Ameren Missouri – $8 million, Genco – $5 million). As of December 31, 2011, Ameren had a price cap for approximately 87% of expected fuel surcharges in 2012.

In the event of a significant change in coal prices, Ameren, Ameren Missouri and Genco would probably take actions to further mitigate their exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this sensitivity analysis assumes no change in our financial structure or fuel sources.

With regard to exposure for commodity price risk for nuclear fuel, Ameren Missouri has fixed-priced, base-price-with-escalation, and market-priced agreements. It uses inventories to provide some price hedge to fulfill its Callaway energy center’s needs for uranium, conversion, and enrichment. There is no fuel reloading or planned maintenance outage scheduled for 2012 and 2015. Ameren Missouri has price hedges for approximately 74% of its 2013 to 2016 nuclear fuel requirements.

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

Through the market allocation and auction process, Ameren and Ameren Missouri have been granted FTRs associated with the MISO Energy and Operating Reserves Market. In addition, Marketing Company has acquired FTRs for its participation in the PJM-Northern Illinois and MISO market. The FTRs are intended to mitigate electric transmission congestion charges related to the physical constraints of the transmission system. Depending on the congestion, FTRs could result in either charges or credits. Complex grid modeling tools are used to determine which FTRs to nominate in the FTR allocation process. There is a risk of incorrectly modeling the amount of FTRs needed, and there is the potential that the FTRs could be ineffective in mitigating transmission congestion charges.

With regard to Ameren Missouri’s and Ameren Illinois’ electric and natural gas distribution businesses, exposure to changing market prices is in large part mitigated by the fact that there are cost recovery mechanisms in place. These cost recovery mechanisms allow Ameren Missouri and Ameren Illinois to pass on to retail customers prudently incurred costs for fuel, purchased power, and gas supply. Ameren Missouri’s and Ameren Illinois’ strategy is designed to reduce the effect of market fluctuations for their regulated customers. The effects of price volatility cannot be eliminated. However, procurement strategies involve risk management techniques and instruments similar to those outlined earlier, as well as the management of physical assets.

The following table presents, as of December 31, 2011, the percentages of the projected required supply of coal and coal transportation for our coal-fired energy centers, nuclear fuel for Ameren Missouri’s Callaway energy center, natural gas for our CTs and retail distribution, as appropriate, and purchased power needs of Ameren Illinois, which does not own generation, that are price-hedged over the period 2012 through 2016. The projected required supply of these commodities could be significantly affected by changes in our assumptions for such matters as customer demand for our electric generation and our electric and natural gas distribution services, generation output, and inventory levels, among other matters.

	2012	2013	2014 – 2016
Ameren(a):
Coal(c)	99%	73%	57%
Coal transportation(c)	100	98	88
Nuclear fuel	100	92	64
Natural gas for generation	20	1	-
Natural gas for distribution(b)	87	35	16
Purchased power for Ameren Illinois(d)	87	52	4
Ameren Missouri:
Coal	100%	98%	90%
Coal transportation	100	97	97
Nuclear fuel	100	92	64
Natural gas for generation	12	3	-
Natural gas for distribution(b)	90	28	12
Ameren Illinois:
Natural gas for distribution(b)	87%	36%	16%
Purchased power(d)	87	52	4
Genco:
Coal(c)	89%	32%	17%
Coal transportation(c)	100	100	71
Natural gas for generation	32	-	-

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Represents the percentage of natural gas price-hedged for peak winter season of November through March. The year 2012 represents January 2012 through March 2012. The year 2013 represents November 2012 through March 2013. This continues each successive year through March 2016.
(c)	Ameren’s and Genco’s percentages of the projected required supply of coal and coal transportation have been adjusted to reflect the ceasing of operations at the Meredosia and Hutsonville energy centers on December 31, 2011.
(d)	Represents the percentage of purchased power price-hedged for fixed-price residential and small commercial customers with less than one megawatt of demand. Larger customers are purchasing power from the competitive markets.

The following table shows how our total fuel expense might increase and how our net income might decrease if coal and coal transportation costs were to increase by 1% on any requirements not currently covered by fixed-price contracts for the five-year period 2012 through 2016.

	Coal			Coal Transportation
	Fuel Expense		Net Income(a)	Fuel Expense		Net Income(a)
Ameren(b)(c)	$10		$(6)	$3		$(2)
Ameren Missouri(c)	(d	)	(d )	(d	)	(d )
Genco	8		(5)	3		(2)

(a)	Calculations are based on an estimated tax rate of 40%, 38%, and 41% for Ameren, Ameren Missouri and Genco, respectively.
(b)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
(c)	Includes the impact of the FAC.
(d)	Less than $1 million.

With regard to our exposure for commodity price risk for construction and maintenance activities, Ameren is exposed to changes in market prices for metal commodities and to labor availability.

See Supply for Electric Power under Part I, Item 1, of this report for the percentages of our historical needs satisfied by coal, nuclear power, natural gas, hydroelectric power, and oil. Also see Note 15 – Commitments and Contingencies under Part II, Item 8, of this report for additional information.

Fair Value of Contracts

Most of our commodity contracts that meet the definition of derivatives qualify for treatment as NPNS. We use derivatives principally to manage the risk of changes in market prices for natural gas, coal, diesel, power, and uranium. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the year ended December 31, 2011. We use various methods to determine the fair value of our contracts. In accordance authoritative accounting guidance for fair value with hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 8 – Fair Value Measurements under Part II, Item 8, of this report for further information regarding the methods used to determine the fair value of these contracts.

	Ameren(a)	Ameren Missouri	Ameren Illinois	Genco	Other(b)
Fair value of contracts at beginning of year, net	$(79)	$11	$(493)	$19	$384
Contracts realized or otherwise settled during the period	31	(11)	272	(12)	(218)
Changes in fair values attributable to changes in valuation technique and assumptions	-	-	-	-	-
Fair value of new contracts entered into during the period	21	20	(24)	1	24
Other changes in fair value	(16)	(2)	(62)	2	46
Fair value of contracts outstanding at end of year, net	$(43)	$18	$(307)	$10	$236

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
(b)	Includes amounts for Merchant Generation nonregistrant subsidiaries and intercompany eliminations.

The following table presents maturities of derivative contracts as of December 31, 2011, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren:
Level 1	$17	$(3)	$(1)	$-	$13
Level 2(a)	-	-	-	-	-
Level 3(b)	(62)	(80)	(15)	101	(56)
Total	$(45)	$(83)	$(16)	$101	$(43)
Ameren Missouri:
Level 1	$13	$(4)	$-	$-	$9
Level 2(a)	-	-	-	-	-
Level 3(b)	14	(4)	(1)	-	9
Total	$27	$(8)	$(1)	$-	$18
Ameren Illinois:
Level 1	$(7)	$-	$-	$-	$(7)
Level 2(a)	-	-	-	-	-
Level 3(b)	(293)	(94)	(14)	101	(300)
Total	$(300)	$(94)	$(14)	$101	$(307)
Genco:
Level 1	$8	$1	$-	$-	$9
Level 2(a)	-	-	-	-	-
Level 3(b)	-	1	-	-	1
Total	$8	$2	$-	$-	$10

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed price vs. floating over-the-counter natural gas swaps.
(b)	Principally power forward contract values based on a Black-Scholes model that includes information from external sources and our estimates. Level 3 also includes option contract values based on our estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Ameren Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ameren Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 28, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Union Electric Company:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Union Electric Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri

February 28, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Ameren Illinois Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ameren Illinois Company and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri

February 28, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder

of Ameren Energy Generating Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ameren Energy Generating Company and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri

February 28, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMEREN CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(In millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Operating Revenues:
Electric	$6,530	$6,521	$5,940
Gas	1,001	1,117	1,195

Total operating revenues	7,531	7,638	7,135

Operating Expenses:
Fuel	1,567	1,323	1,141
Purchased power	966	1,106	909
Gas purchased for resale	570	669	749
Other operations and maintenance	1,820	1,821	1,768
Goodwill, impairment and other charges	125	589	7
Depreciation and amortization	785	765	725
Taxes other than income taxes	457	449	420

Total operating expenses	6,290	6,722	5,719

Operating Income	1,241	916	1,416

Other Income and Expenses:
Miscellaneous income	69	90	71
Miscellaneous expense	23	33	23

Total other income	46	57	48

Interest Charges	451	497	508

Income Before Income Taxes	836	476	956

Income Taxes	310	325	332

Net Income	526	151	624

Less: Net Income Attributable to Noncontrolling Interests	7	12	12

Net Income Attributable to Ameren Corporation	$519	$139	$612

Earnings per Common Share – Basic and Diluted	$2.15	$0.58	$2.78

Dividends per Common Share	$1.555	$1.540	$1.540
Average Common Shares Outstanding	241.5	238.8	220.4

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION

CONSOLIDATED BALANCE SHEET

(In millions, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$255	$545
Accounts receivable – trade (less allowance for doubtful accounts of $20 and $23, respectively)	473	517
Unbilled revenue	324	406
Miscellaneous accounts and notes receivable	69	210
Materials and supplies	712	707
Mark-to-market derivative assets	115	129
Current regulatory assets	215	267
Other current assets	132	109

Total current assets	2,295	2,890

Property and Plant, Net	18,127	17,853
Investments and Other Assets:
Nuclear decommissioning trust fund	357	337
Goodwill	411	411
Intangible assets	7	7
Regulatory assets	1,603	1,263
Other assets	845	750

Total investments and other assets	3,223	2,768

TOTAL ASSETS	$23,645	$23,511

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$179	$155
Short-term debt	148	269
Accounts and wages payable	693	651
Taxes accrued	65	63
Interest accrued	101	107
Customer deposits	98	100
Mark-to-market derivative liabilities	161	161
Current regulatory liabilities	133	99
Other current liabilities	207	283

Total current liabilities	1,785	1,888

Credit Facility Borrowings	-	460
Long-term Debt, Net	6,677	6,853
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,315	2,882
Accumulated deferred investment tax credits	79	90
Regulatory liabilities	1,502	1,319
Asset retirement obligations	428	475
Pension and other postretirement benefits	1,344	1,045
Other deferred credits and liabilities	447	615

Total deferred credits and other liabilities	7,115	6,426

Commitments and Contingencies (Notes 2, 10, 14 and 15)
Ameren Corporation Stockholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6 and 240.4, respectively	2	2
Other paid-in capital, principally premium on common stock	5,598	5,520
Retained earnings	2,369	2,225
Accumulated other comprehensive loss	(50)	(17)

Total Ameren Corporation stockholders’ equity	7,919	7,730
Noncontrolling Interests	149	154

Total equity	8,068	7,884

TOTAL LIABILITIES AND EQUITY	$23,645	$23,511

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$526	$151	$624
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill, impairment and other charges	125	589	7
Gain on sales of properties	(15)	(10)	-
Net mark-to-market (gain) loss on derivatives	11	(15)	(23)
Depreciation and amortization	747	746	708
Amortization of nuclear fuel	61	54	53
Amortization of debt issuance costs and premium/discounts	21	23	25
Deferred income taxes and investment tax credits, net	346	410	290
Allowance for equity funds used during construction	(34)	(52)	(36)
Other	-	21	(24)
Changes in assets and liabilities:
Receivables	231	(197)	136
Materials and supplies	(27)	73	63
Accounts and wages payable	(36)	20	(40)
Taxes accrued	(3)	10	1
Assets, other	76	(47)	11
Liabilities, other	(75)	71	91
Pension and other postretirement benefits	(102)	(5)	(9)
Counterparty collateral, net	27	(73)	(17)
Taum Sauk insurance recoveries, net of costs	(1)	54	107

Net cash provided by operating activities	1,878	1,823	1,967

Cash Flows From Investing Activities:
Capital expenditures	(1,030)	(1,042)	(1,710)
Nuclear fuel expenditures	(62)	(68)	(72)
Purchases of securities – nuclear decommissioning trust fund	(220)	(271)	(383)
Sales of securities – nuclear decommissioning trust fund	199	256	380
Proceeds from sales of properties	53	27	2
Other	12	2	2

Net cash used in investing activities	(1,048)	(1,096)	(1,781)

Cash Flows From Financing Activities:
Dividends on common stock	(375)	(368)	(338)
Dividends paid to noncontrolling interest holders	(6)	(8)	(21)
Capital issuance costs	-	(15)	(65)
Short-term debt and credit facility repayments, net	(581)	(121)	(324)
Redemptions, repurchases, and maturities:
Long-term debt	(155)	(310)	(631)
Preferred stock	-	(52)	-
Issuances:
Common stock	65	80	634
Long-term debt	-	-	1,021
Repayments of generator advances received for construction	(73)	(39)	-
Generator advances received for construction	5	29	68

Net cash provided by (used in) financing activities	(1,120)	(804)	344

Net change in cash and cash equivalents	(290)	(77)	530
Cash and cash equivalents at beginning of year	545	622	92

Cash and cash equivalents at end of year	$255	$545	$622

Cash Paid (Refunded) During the Year:
Interest (net of $30, $34, and $40 capitalized, respectively)	$453	$494	$485
Income taxes, net	(61)	(92)	9
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In millions)

	December 31,
	2011	2010	2009
Common Stock:
Beginning of year	$2	$2	$2
Shares issued	-	-	-

Common stock, end of year	2	2	2

Other Paid-in Capital:
Beginning of year	5,520	5,412	4,780
Shares issued (less issuance costs of $-, $-, and $17, respectively)	65	80	617
Stock-based compensation activity	13	14	15
Regulatory recovery of prior-period common stock issuance costs	-	14	-

Other paid-in capital, end of year	5,598	5,520	5,412

Retained Earnings:
Beginning of year	2,225	2,455	2,181
Net income attributable to Ameren Corporation	519	139	612
Dividends	(375)	(368)	(338)
Other	-	(1)	-

Retained earnings, end of year	2,369	2,225	2,455

Accumulated Other Comprehensive Income (Loss):
Derivative financial instruments, beginning of year	-	10	48
Change in derivative financial instruments	7	(10)	(38)

Derivative financial instruments, end of year	7	-	10

Deferred retirement benefit costs, beginning of year	(17)	(23)	(43)
Change in deferred retirement benefit costs	(40)	6	20

Deferred retirement benefit costs, end of year	(57)	(17)	(23)

Total accumulated other comprehensive loss, end of year	(50)	(17)	(13)

Total Ameren Corporation Stockholders’ Equity	$7,919	$7,730	$7,856

Noncontrolling Interests:
Beginning of year	154	204	211
Net income attributable to noncontrolling interest holders	7	12	12
Dividends paid to noncontrolling interest holders	(6)	(8)	(21)
Redemptions of preferred stock	-	(52)	-
Other	(6)	(2)	2

Noncontrolling interests, end of year	149	154	204

Total Equity	$8,068	$7,884	$8,060

Comprehensive Income, Net of Taxes:
Net income	$526	$151	$624
Unrealized net gain (loss) on derivative hedging instruments, net of income taxes (benefit) of $1, $(1), and $78, respectively	3	(2)	103
Reclassification adjustments for derivative (gains) losses included in net income, net of income taxes (benefit) of $(3), $5, and $82, respectively	4	(8)	(112)
Reclassification adjustment due to implementation of FAC, net of income taxes of $-, $-, and $18, respectively	-	-	(29)
Pension and other postretirement activity, net of income taxes (benefit) of $(32), $6, and $22, respectively	(46)	4	22

Total Comprehensive Income, Net of Taxes	$487	$145	$608
Comprehensive income attributable to noncontrolling interests	1	10	14

Total Comprehensive Income Attributable to Ameren Corporation, Net of Taxes	$486	$135	$594

Common stock shares at beginning of year	240.4	237.4	212.3
Shares issued	2.2	3.0	25.1

Common stock shares at end of year	242.6	240.4	237.4

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY

STATEMENT OF INCOME

(In millions)

	Year Ended December 31,
	2011	2010	2009
Operating Revenues:
Electric	$3,222	$3,030	$2,700
Gas	156	166	170
Other	5	1	4

Total operating revenues	3,383	3,197	2,874

Operating Expenses:
Fuel	866	635	593
Purchased power	104	162	124
Gas purchased for resale	77	91	97
Other operations and maintenance	934	931	880
Loss from regulatory disallowance	89	-	-
Depreciation and amortization	408	382	357
Taxes other than income taxes	296	285	257

Total operating expenses	2,774	2,486	2,308

Operating Income	609	711	566

Other Income and Expenses:
Miscellaneous income	61	83	63
Miscellaneous expense	10	13	7

Total other income	51	70	56

Interest Charges	209	213	229

Income Before Income Taxes	451	568	393

Income Taxes	161	199	128

Net Income	290	369	265

Preferred Stock Dividends	3	5	6

Net Income Available to Common Stockholder	$287	$364	$259

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY

BALANCE SHEET

(In millions, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$201	$202
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $8, respectively)	212	217
Accounts receivable – affiliates	1	6
Unbilled revenue	139	159
Miscellaneous accounts and notes receivable	42	116
Materials and supplies	348	341
Current regulatory assets	109	179
Other current assets	82	55

Total current assets	1,134	1,275

Property and Plant, Net	9,958	9,775
Investments and Other Assets:
Nuclear decommissioning trust fund	357	337
Intangible assets	7	2
Regulatory assets	855	694
Other assets	446	421

Total investments and other assets	1,665	1,454

TOTAL ASSETS	$12,757	$12,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$178	$5
Accounts and wages payable	414	326
Accounts payable – affiliates	73	75
Taxes accrued	74	76
Interest accrued	62	63
Current regulatory liabilities	57	23
Current accumulated deferred income taxes, net	-	43
Other current liabilities	84	89

Total current liabilities	942	700

Long-term Debt, Net	3,772	3,949
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,132	1,908
Accumulated deferred investment tax credits	70	78
Regulatory liabilities	836	766
Asset retirement obligations	328	363
Pension and other postretirement benefits	491	369
Other deferred credits and liabilities	149	218

Total deferred credits and other liabilities	4,006	3,702

Commitments and Contingencies (Notes 2, 10, 14 and 15)
Stockholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,555	1,555
Preferred stock not subject to mandatory redemption	80	80
Retained earnings	1,891	2,007

Total stockholders’ equity	4,037	4,153

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,757	$12,504

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY

STATEMENT OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$290	$369	$265
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from regulatory disallowance	89	-	-
Gain on sale of properties	(3)	(5)	-
Net mark-to-market (gain) loss on derivatives	1	(1)	(29)
Depreciation and amortization	377	355	333
Amortization of nuclear fuel	61	54	53
Amortization of debt issuance costs and premium/discounts	6	4	10
Deferred income taxes and investment tax credits, net	155	292	212
Allowance for equity funds used during construction	(30)	(50)	(33)
Other	(6)	10	-
Changes in assets and liabilities:
Receivables	66	(122)	7
Materials and supplies	(7)	7	(2)
Accounts and wages payable	13	(24)	18
Taxes accrued	(6)	55	1
Assets, other	79	(101)	(34)
Liabilities, other	(30)	75	69
Pension and other postretirement benefits	2	(3)	(2)
Taum Sauk insurance recoveries, net of costs	(1)	54	107

Net cash provided by operating activities	1,056	969	975

Cash Flows From Investing Activities:
Capital expenditures	(550)	(624)	(882)
Nuclear fuel expenditures	(62)	(68)	(72)
Purchases of securities – nuclear decommissioning trust fund	(220)	(271)	(383)
Sales of securities – nuclear decommissioning trust fund	199	256	380
Other	6	7	-

Net cash used in investing activities	(627)	(700)	(957)

Cash Flows From Financing Activities:
Dividends on common stock	(403)	(235)	(175)
Dividends on preferred stock	(3)	(5)	(6)
Capital issuance costs	-	(4)	(14)
Short-term debt, net	-	-	(251)
Intercompany note payable – Ameren, net	-	-	(92)
Redemptions, repurchases, and maturities:
Long-term debt	(5)	(70)	(4)
Preferred stock	-	(33)	-
Issuances of long-term debt	-	-	349
Capital contribution from parent	-	-	436
Generator advances for construction received (refunded)	(19)	13	6

Net cash provided by (used in) financing activities	(430)	(334)	249

Net change in cash and cash equivalents	(1)	(65)	267
Cash and cash equivalents at beginning of year	202	267	-

Cash and cash equivalents at end of year	$201	$202	$267

Cash Paid (Refunded) During the Year:
Interest (net of $25, $26, and $23 capitalized, respectively)	$210	$213	$212
Income taxes, net	9	(106)	(208)

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY

STATEMENT OF STOCKHOLDERS’ EQUITY

(In millions)

	December 31,
	2011	2010	2009
Common Stock	$511	$511	$511

Other Paid-in Capital:
Beginning of year	1,555	1,555	1,119
Capital contribution from parent	-	-	436

Other paid-in capital, end of year	1,555	1,555	1,555

Preferred Stock Not Subject to Mandatory Redemption:
Beginning balance	80	113	113
Redemptions	-	(33)	-

Preferred stock not subject to mandatory redemption, end of year	80	80	113

Retained Earnings:
Beginning of year	2,007	1,878	1,794
Net income	290	369	265
Common stock dividends	(403)	(235)	(175)
Preferred stock dividends	(3)	(5)	(6)

Retained earnings, end of year	1,891	2,007	1,878

Accumulated Other Comprehensive Income:
Beginning of year	-	-	25
Change in derivative financial instruments	-	-	(25)

Accumulated other comprehensive income, end of year	-	-	-

Total Stockholders’ Equity	$4,037	$4,153	$4,057

Comprehensive Income, Net of Taxes:
Net income	$290	$369	$265
Unrealized net gain on derivative hedging instruments, net of income taxes of $-, $-, and $11, respectively	-	-	17
Reclassification adjustments for derivative (gains) included in net income, net of income taxes of $-, $-, and $8, respectively	-	-	(13)
Reclassification adjustment due to implementation of FAC, net of income taxes of $-, $-, and $18, respectively	-	-	(29)

Total Comprehensive Income, Net of Taxes	$290	$369	$240

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY

CONSOLIDATED STATEMENT OF INCOME

(In millions)

	Year Ended December 31,
	2011	2010	2009(a)
Operating Revenues:
Electric	$1,940	$2,061	$1,965
Gas	846	953	1,015
Other	1	-	4

Total operating revenues	2,787	3,014	2,984

Operating Expenses:
Purchased power	853	965	1,048
Gas purchased for resale	492	578	642
Other operations and maintenance	640	635	590
Depreciation and amortization	215	210	216
Taxes other than income taxes	129	128	125

Total operating expenses	2,329	2,516	2,621

Operating Income	458	498	363

Other Income and Expenses:
Miscellaneous income	7	7	12
Miscellaneous expense	6	13	10

Total other income (expense)	1	(6)	2

Interest Charges	136	143	153

Income Before Income Taxes	323	349	212

Income Taxes	127	137	79

Income from Continuing Operations	196	212	133

Income from Discontinued Operations, net of tax	-	40	114

Net Income	196	252	247

Preferred Stock Dividends	3	4	6

Net Income Available to Common Stockholder	$193	$248	$241

(a)	Prior period has been adjusted to reflect the Ameren Illinois Merger as discussed in Note 1 – Summary of Significant Accounting Policies.

The accompanying notes as they relate to Ameren Illinois are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY

CONSOLIDATED BALANCE SHEET

(In millions)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$21	$322
Accounts receivable – trade (less allowance for doubtful accounts of $13 and $13, respectively)	201	230
Accounts receivable – affiliates	15	73
Unbilled revenue	146	205
Miscellaneous accounts receivable	6	44
Materials and supplies	199	198
Current regulatory assets	306	260
Current accumulated deferred income taxes, net	58	43
Other current assets	65	63

Total current assets	1,017	1,438

Property and Plant, Net	4,770	4,576
Investments and Other Assets:
Intercompany tax receivable – Genco	56	72
Goodwill	411	411
Regulatory assets	748	747
Other assets	211	162

Total investments and other assets	1,426	1,392

TOTAL ASSETS	$7,213	$7,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1	$150
Accounts and wages payable	133	182
Accounts payable – affiliates	103	82
Taxes accrued	15	26
Customer deposits	76	83
Mark-to-market derivative liabilities	99	82
Mark-to-market derivative liabilities – affiliates	200	172
Environmental remediation	63	72
Current regulatory liabilities	76	76
Other current liabilities	92	90

Total current liabilities	858	1,015

Long-term Debt, Net	1,657	1,657
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	895	724
Accumulated deferred investment tax credits	7	8
Regulatory liabilities	666	553
Pension and other postretirement benefits	495	413
Other deferred credits and liabilities	183	460

Total deferred credits and other liabilities	2,246	2,158

Commitments and Contingencies (Notes 2, 14 and 15)
Stockholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	-	-
Other paid-in capital	1,965	1,952
Preferred stock not subject to mandatory redemption	62	62
Retained earnings	408	542
Accumulated other comprehensive income	17	20

Total stockholders’ equity	2,452	2,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,213	$7,406

The accompanying notes as they relate to Ameren Illinois are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009(a)
Cash Flows From Operating Activities:
Net income	$196	$252	$247
Income from discontinued operations, net of tax	-	(40)	(114)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206	201	195
Amortization of debt issuance costs and premium/discounts	8	10	9
Deferred income taxes and investment tax credits, net	155	210	23
Other	(14)	(3)	(40)
Changes in assets and liabilities:
Receivables	146	(84)	187
Materials and supplies	(21)	9	81
Accounts and wages payable	(46)	(44)	(3)
Taxes accrued	(12)	11	(11)
Assets, other	(3)	32	27
Liabilities, other	(30)	33	6
Pension and other postretirement benefits	(101)	(7)	5
Counterparty collateral, net	20	(100)	92
Operating cash flows provided by discontinued operations	-	113	141

Net cash provided by operating activities	504	593	845

Cash Flows From Investing Activities:
Capital expenditures	(351)	(281)	(352)
Returns from (advances to) ATXI for construction	49	(10)	(47)
Proceeds from intercompany note receivable – Genco	-	45	42
Other	6	5	6
Capital expenditures of discontinued operations	-	(6)	(91)

Net cash used in investing activities	(296)	(247)	(442)

Cash Flows From Financing Activities:
Dividends on common stock	(327)	(133)	(98)
Dividends on preferred stock	(3)	(4)	(6)
Capital issuance costs	-	(4)	(13)
Short-term debt and credit facility repayments	-	-	(62)
Redemptions, repurchases, and maturities:
Long-term debt	(150)	(40)	(250)
Preferred stock	-	(19)	-
Repayments of generator advances received for construction	(53)	(39)	(2)
Generator advances received for construction	5	16	62
Capital contribution from parent	19	-	272
Net financing activities used in discontinued operations	-	(107)	(50)

Net cash used in financing activities	(509)	(330)	(147)

Net change in cash and cash equivalents	(301)	16	256
Cash and cash equivalents at beginning of year	322	306	50

Cash and cash equivalents at end of year	$21	$322	$306

Cash Paid (Refunded) During the Year:
Interest (net of $2, $1, and $3 capitalized, respectively)	$137	$160	$167
Income taxes, net	(14)	(39)	129
Noncash investing activity – asset transfer from ATXI	-	7	29
Noncash financing activity – capital contribution from parent	-	6	-

(a)	Prior period has been adjusted to reflect the Ameren Illinois Merger as discussed in Note 1 – Summary of Significant Accounting Policies.

The accompanying notes as they relate to Ameren Illinois are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In millions)

	December 31,
	2011	2010	2009(a)
Common Stock	$-	$-	$-

Other Paid-in Capital:
Beginning of year	1,952	2,223	1,951
Capital contribution from parent	13	6	272
Contribution of Ameren owned preferred stock without consideration	-	33	-
Transfer of AERG to parent (Notes 1 and 16)	-	(310)	-

Other paid-in capital, end of year	1,965	1,952	2,223

Preferred Stock Not Subject to Mandatory Redemption:
Beginning balance	62	115	115
Redemptions	-	(19)	-
Contribution of Ameren owned preferred stock without consideration	-	(33)	-
Other	-	(1)	-

Preferred stock not subject to mandatory redemption, end of year	62	62	115

Retained Earnings:
Beginning of year	542	709	566
Net income	196	252	247
Common stock dividends	(327)	(133)	(98)
Preferred stock dividends	(3)	(4)	(6)
Transfer of AERG to parent (Notes 1 and 16)	-	(281)	-
Other	-	(1)	-

Retained earnings, end of year	408	542	709

Accumulated Other Comprehensive Income:
Deferred retirement benefit costs, beginning of year	20	25	23
Change in deferred retirement benefit costs	(3)	(4)	(4)
Change in accumulated other comprehensive income from discontinued operations	-	(1)	6

Deferred retirement benefit costs, end of year	17	20	25

Total accumulated other comprehensive income, end of year	17	20	25

Total Stockholders’ Equity	$2,452	$2,576	$3,072

Comprehensive Income, Net of Taxes:
Net income	$196	$252	$247
Pension and other postretirement activity, net of income taxes (benefit) of $(2), $(2), and $(2), respectively	(3)	(4)	(4)
Other comprehensive income from discontinued operations	-	(1)	6

Total Comprehensive Income, Net of Taxes	$193	$247	$249

(a)	Prior period has been adjusted to reflect the Ameren Illinois Merger as discussed in Note 1 – Summary of Significant Accounting Policies.

The accompanying notes as they relate to Ameren Illinois are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2011	2010	2009(a)
Operating Revenues	$1,066	$1,126	$1,148

Operating Expenses:
Fuel	541	522	415
Purchased power	55	61	72
Other operations and maintenance	179	191	226
Goodwill, impairment and other charges	35	170	6
Depreciation and amortization	96	98	81
Taxes other than income taxes	21	22	24

Total operating expenses	927	1,064	824

Operating Income	139	62	324

Other Income and Expenses:
Miscellaneous income	1	1	1
Miscellaneous expense	-	1	1

Total other income	1	-	-

Interest Charges	63	78	61

Income (Loss) Before Income Taxes	77	(16)	263

Income Taxes	32	20	101

Net Income (Loss)	45	(36)	162

Less: Net Income Attributable to Noncontrolling Interest	1	3	2

Net Income (Loss) Attributable to Ameren Energy Generating Company	$44	$(39)	$160

(a)	Prior period has been adjusted to include EEI as discussed in Note 1 – Summary of Significant Accounting Policies.

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED BALANCE SHEET

(In millions, except shares)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$8	$6
Advances to money pool	74	25
Accounts receivable – affiliates	89	126
Miscellaneous accounts receivable	13	15
Materials and supplies	122	130
Mark-to-market derivative assets	12	26
Other current assets	7	4

Total current assets	325	332

Property and Plant, Net	2,231	2,248
Investments and Other Assets:
Intangible assets	-	3
Other assets	16	24

Total investments and other assets	16	27

TOTAL ASSETS	$2,572	$2,607

LIABILITIES AND EQUITY
Current Liabilities:
Accounts and wages payable	$71	$62
Accounts payable – affiliates	13	23
Current portion of tax payable – Ameren Illinois	8	8
Taxes accrued	20	20
Interest accrued	13	13
Mark-to-market derivative liabilities	3	9
Mark-to-market derivative liabilities – affiliates	-	5
Current accumulated deferred income taxes, net	-	13
Other current liabilities	14	12

Total current liabilities	142	165

Credit Facility Borrowings	-	100
Long-term Debt, Net	824	824
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	304	249
Accumulated deferred investment tax credits	2	3
Tax payable – Ameren Illinois	56	72
Asset retirement obligations	66	74
Pension and other postretirement benefits	141	88
Other deferred credits and liabilities	12	23

Total deferred credits and other liabilities	581	509

Commitments and Contingencies (Notes 2, 14 and 15)
Ameren Energy Generating Company Stockholder’s Equity:
Common stock, no par value, 10,000 shares authorized – 2,000 shares outstanding	-	-
Other paid-in capital	653	649
Retained earnings	437	393
Accumulated other comprehensive loss	(72)	(44)

Total Ameren Energy Generating Company stockholder’s equity	1,018	998
Noncontrolling Interest	7	11

Total equity	1,025	1,009

TOTAL LIABILITIES AND EQUITY	$2,572	$2,607

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009(a)
Cash Flows From Operating Activities:
Net income (loss)	$45	$(36)	$162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill, impairment and other charges	35	170	6
Gain on sales of properties	(12)	(5)	-
Net mark-to-market (gain) loss on derivatives	2	(8)	(27)
Depreciation and amortization	98	113	106
Amortization of debt issuance costs and premium/discounts	3	3	2
Deferred income taxes and investment tax credits, net	64	15	64
Other	1	6	-
Changes in assets and liabilities:
Receivables	19	38	(13)
Materials and supplies	5	42	(12)
Accounts and wages payable	(15)	(25)	(19)
Taxes accrued	-	3	-
Assets, other	2	7	9
Liabilities, other	(30)	(24)	(26)
Pension and other postretirement benefits	(2)	5	1

Net cash provided by operating activities	215	304	253

Cash Flows From Investing Activities:
Capital expenditures	(141)	(95)	(316)
Proceeds from sales of properties	49	18	-
Money pool advances, net	(49)	48	(73)

Net cash used in investing activities	(141)	(29)	(389)

Cash Flows From Financing Activities:
Dividends on common stock	-	-	(43)
Dividends paid to noncontrolling interest holder	-	-	(11)
Capital issuance costs	-	(4)	(7)
Credit facility repayments, net	(100)	100	-
Money pool borrowings, net	-	-	(80)
Redemptions of long-term debt	-	(200)	-
Issuances of long-term debt	-	-	249
Notes payable – affiliates	-	(176)	31
Capital contribution from parent	28	5	-

Net cash provided by (used in) financing activities	(72)	(275)	139

Net change in cash and cash equivalents	2	-	3
Cash and cash equivalents at beginning of year	6	6	3

Cash and cash equivalents at end of year	$8	$6	$6

Cash Paid (Refunded) During the Year:
Interest (net of $3, $6, and $12 capitalized, respectively)	$60	$77	$58
Income taxes, net	(25)	1	74
Noncash financing activity – capital contribution from parent	-	24	-

(a)	Prior period has been adjusted to include EEI as discussed in Note 1 – Summary of Significant Accounting Policies.

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(In millions)

	December 31,
	2011	2010	2009(a)
Common Stock	$-	$-	$-
Other Paid-in Capital:
Beginning of year	649	620	620
Capital contribution from parent	4	29	-

Other paid-in capital, end of year	653	649	620

Retained Earnings:
Beginning of year	393	432	315
Net income (loss) attributable to Ameren Energy Generating Company	44	(39)	160
Common stock dividends	-	-	(43)

Retained earnings, end of year	437	393	432

Accumulated Other Comprehensive Loss:
Derivative financial instruments, beginning of year	(6)	(6)	(6)
Change in derivative financial instruments	1	-	-

Derivative financial instruments, end of year	(5)	(6)	(6)

Deferred retirement benefit costs, beginning of year	(38)	(42)	(61)
Change in deferred retirement benefit costs	(29)	4	19

Deferred retirement benefit costs, end of year	(67)	(38)	(42)

Total accumulated other comprehensive loss, end of year	(72)	(44)	(48)

Total Ameren Energy Generating Company Stockholder’s Equity	$1,018	$998	$1,004

Noncontrolling Interest:
Beginning of year	11	9	16
Net income attributable to noncontrolling interest holder	1	3	2
Dividends paid to noncontrolling interest holder	-	-	(11)
Other comprehensive income (loss) attributable to noncontrolling interest holder	(5)	(1)	2

Noncontrolling interest, end of year	7	11	9

Total Equity	$1,025	$1,009	$1,013

Comprehensive Income (Loss), Net of Taxes:
Net income (loss)	$45	$(36)	$162
Reclassification adjustments for derivative gains included in net income, net of income taxes of $–, $–, and $–, respectively	1	-	-
Pension and other postretirement activity, net of income taxes (benefit) of $(24), $5, and $12, respectively	(34)	3	21

Total Comprehensive Income (Loss), Net of Taxes	$12	$(33)	$183
Comprehensive income (loss) attributable to noncontrolling interest holder	(4)	2	4

Total Comprehensive Income (Loss) Attributable to Ameren Energy Generating Company, Net of Taxes	$16	$(35)	$179

(a)	Prior period has been adjusted to include EEI as discussed in Note 1 – Summary of Significant Accounting Policies.

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

AMEREN CORPORATION (Consolidated)

UNION ELECTRIC COMPANY

AMEREN ILLINOIS COMPANY (Consolidated)

AMEREN ENERGY GENERATING COMPANY

(Consolidated)

COMBINED NOTES TO FINANCIAL STATEMENTS December 31, 2011

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

•

Union Electric Company, or Ameren Missouri, operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas transmission and distribution business in Missouri. Ameren Missouri was incorporated in Missouri in 1922 and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the state of Missouri. It supplies electric and natural gas service to a 24,000-square-mile area in central and eastern Missouri. This area has an estimated population of 2.9 million and includes the Greater St. Louis area. Ameren Missouri supplies electric service to 1.2 million customers and natural gas service to 127,000 customers.

•

Ameren Illinois Company, or Ameren Illinois, operates a rate-regulated electric and natural gas transmission and distribution business in Illinois. Ameren Illinois was created by the merger of CILCO and IP with and into CIPS. CIPS was incorporated in Illinois in 1923 and is successor to a number of companies, the oldest of which was organized in 1902. Ameren Illinois supplies electric and natural gas utility service to portions of central and southern Illinois having an estimated population of 3.1 million in an area of 40,000 square miles. Ameren Illinois supplies electric service to 1.2 million customers and natural gas service to 809,000 customers.

•	AER consists of non-rate-regulated operations, including Genco, AERG, Marketing Company and Medina Valley. The Medina Valley energy center was sold in February 2012. Genco operates a merchant electric generation business in Illinois and holds an 80% ownership interest in EEI, which it consolidates for financial reporting purposes. Genco was incorporated in Illinois in March 2000. Genco’s coal and natural gas electric generating facilities are expected to have capacity of 3,095 and 1,348 megawatts, respectively, at the time of the 2012 peak summer electrical demand.

Ameren has various other subsidiaries responsible for activities such as the provision of shared services.

On October 1, 2010, Ameren, CIPS, CILCO, IP, AERG and AER completed a two-step corporate internal reorganization. The first step of the reorganization was the Ameren Illinois Merger. Upon consummation of the Ameren Illinois Merger, the separate legal existence of CILCO and IP ended. The second step of the reorganization involved the distribution of AERG stock from Ameren Illinois to Ameren and the subsequent contribution by Ameren of the AERG stock to AER. The Ameren Illinois Merger and the distribution of AERG stock were accounted for as transactions between entities under common control. In accordance with authoritative accounting guidance, assets and liabilities transferred between entities under common control were accounted for at the historical cost basis of the common parent, Ameren, as if the transfer had occurred at the beginning of the earliest reporting period presented. Ameren’s historical cost basis in Ameren Illinois included purchase accounting adjustments related to Ameren’s acquisition of CILCORP in 2003. Ameren Illinois accounted for the AERG distribution as a spinoff. Ameren Illinois transferred AERG to Ameren based on AERG’s carrying value. Ameren Illinois has segregated AERG’s operating results and cash flows and presented them separately as discontinued operations in its consolidated statement of income and consolidated statement of cash flows, respectively, for all periods presented prior to October 1, 2010, in this report. For Ameren’s financial statements, AERG’s results of operations remain classified as continuing operations. See Note 16 – Corporate Reorganization and Discontinued Operations for additional information.

Effective January 1, 2010, as part of an internal reorganization, AER transferred its 80% stock ownership interest in EEI to Genco through a capital contribution. The transfer of EEI to Genco was accounted for as a transaction between entities under common control, whereby Genco accounted for the transfer at the historical carrying value of the parent (Ameren) as if the transfer had occurred at the beginning of the earliest reporting period presented. Ameren’s historical cost basis in EEI included purchase accounting adjustments relating to Ameren’s acquisition of an additional 20% ownership interest in EEI in 2004. This transfer required Genco’s prior-period financial statements to be retrospectively combined for all periods presented. Consequently, Genco’s prior-period consolidated financial statements reflect EEI as if it had been a subsidiary of Genco. Ameren and Genco consolidate EEI for financial reporting purposes.

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

During the second quarter of 2011, Genco identified an error in the cash flow statement classification of a capital contribution from Ameren that affected Genco’s year ended December 31, 2010. For the year ended December 31, 2010, Genco’s previously reported cash flows provided by operating activities were $280 million, and cash flows used in financing activities were $251 million. As corrected herein, Genco’s cash flows provided by operating activities were $304 million and cash flows used in financing activities were $275 million. This correction had no impact on Ameren’s previously reported consolidated statement of cash flows.

Regulation

Certain Ameren subsidiaries are regulated by the MoPSC, the ICC, and FERC. In accordance with authoritative accounting guidance regarding accounting for the effects of certain types of regulation, Ameren Missouri and Ameren Illinois defer certain costs as assets pursuant to actions of rate regulators or based on the expectation they will be able to recover such costs in rates charged to customers. Ameren Missouri and Ameren Illinois also defer certain amounts as liabilities pursuant to actions of rate regulators or based on the expectation that such amounts will be returned to customers in future rates. Regulatory assets and liabilities are amortized consistent with the period of expected regulatory treatment. See Note 2 – Rate and Regulatory Matters for additional information on regulatory assets and liabilities. In addition, other costs that Ameren Missouri and Ameren Illinois expect to recover from customers are recorded as construction work in progress and property and plant, net. See Note 3 – Property and Plant, Net.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and temporary investments purchased with an original maturity of three months or less.

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts represents our best estimate of existing accounts receivable that will ultimately be uncollectible. The allowance is calculated by applying estimated loss factors to various classes of outstanding receivables, including unbilled revenue. The loss factors used to estimate uncollectible accounts are based upon both historical collections experience and management’s best estimate of future collections success given the existing and anticipated future collections environment. Ameren Illinois has a rate mechanism that adjusts rates for bad debt expense above or below those being collected in rates.

Materials and Supplies

Materials and supplies are recorded at the lower of cost or market. Cost is determined using the average-cost method. Materials and supplies are capitalized as inventory when purchased and then expensed or capitalized as plant assets when installed, as appropriate. The following table presents a breakdown of materials and supplies for each of the Ameren Companies at December 31, 2011, and 2010:

	Ameren(a)	Ameren Missouri	Ameren Illinois	Genco
2011:
Fuel(b)	$251	$150	$-	$76
Gas stored underground	171	22	149	-
Other materials and supplies	290	176	50	46
	$712	$348	$199	$122
2010:
Fuel(b)	$255	$152	$-	$81
Gas stored underground	175	22	152	-
Other materials and supplies	277	167	46	49
	$707	$341	$198	$130

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
(b)	Consists of coal, oil, paint, propane, and tire chips.

Property and Plant

We capitalize the cost of additions to and betterments of units of property and plant. The cost includes labor, material, applicable taxes, and overhead. An allowance for funds used during construction, as discussed specifically below, is also capitalized as a cost of our rate-regulated assets. Interest incurred during construction is capitalized as a cost of merchant generation assets. Maintenance expenditures, including nuclear refueling and maintenance outages, are expensed as incurred. When units of depreciable property are retired, the original costs, less salvage values, are charged to accumulated depreciation. Asset removal costs incurred by our merchant generation operations that do not constitute legal obligations are expensed as incurred. Asset removal costs accrued by our rate-regulated operations that do not constitute legal obligations are classified as a regulatory liability. See Asset Retirement Obligations below and Note 3 – Property and Plant, Net, for additional information.

Depreciation

Depreciation is provided over the estimated lives of the various classes of depreciable property by applying composite rates on a straight-line basis to the cost basis of such property. The provision for depreciation for the Ameren Companies in 2011, 2010 and 2009 ranged from 3% to 4% of the average depreciable cost.

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

Under accepted ratemaking practice, cash recovery of allowance for funds used during construction and other construction costs occurs when completed projects are placed in service and reflected in customer rates. The following table presents the annual allowance for funds used during construction rates that were utilized during 2011, 2010 and 2009:

	2011	2010	2009
Ameren	8% - 9%	8% - 9%	6% - 9%
Ameren Missouri	8	8	6
Ameren Illinois	9	9	9

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. As of December 31, 2011, Ameren’s and Ameren Illinois’ goodwill related to Ameren’s acquisition of IP in 2004 and Ameren’s acquisition of CILCORP in 2003.

We evaluate goodwill for impairment as of October 31 of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the fourth quarter of 2011, Ameren and Ameren Illinois used a qualitative evaluation to assess the likelihood of a goodwill impairment based on authoritative accounting guidance issued by the FASB in 2011. That evaluation led Ameren and Ameren Illinois to believe it was more likely than not that the fair value of each of their reporting units exceeded their carrying values, resulting in no impairment in 2011. See Note 17 – Goodwill, Impairment and Other Charges for additional information including the goodwill impairment recorded in 2010.

Intangible Assets. Ameren, Ameren Missouri and Genco classify emission allowances and renewable energy credits as intangible assets. We evaluate intangible assets for impairment if events or changes in circumstances indicate that their carrying amount might be impaired. See Note 17 – Goodwill, Impairment and Other Charges for additional information including the intangible asset impairments recorded in 2011 and 2010.

At December 31, 2011, Ameren’s and Ameren Missouri’s intangible assets included renewable energy credits obtained through wind and solar power purchase agreements. The book value of each of Ameren’s and Ameren Missouri’s renewable energy credits was $7 million and less than $1 million at December 31, 2011, and 2010, respectively.

In July 2011, the EPA issued the CSAPR, which created new allowances for SO2 and NOx emissions, and restricted the use of preexisting SO2 and NOx allowances to the acid rain program and NOx budget trading program, respectively. In anticipation of the CSAPR announcement, observable market prices for existing emission allowances declined materially. Consequently, during 2011, Ameren and Genco recorded a noncash, pretax impairment charge of $2 million and $1 million, respectively, which was reflected in “Goodwill, impairment and other charges” on their statements of income. Ameren Missouri recorded a $1 million impairment of its SO2 emission allowances by reducing a previously established regulatory liability relating to the SO2 emission allowances, which had no impact to earnings. On December 30, 2011, the United States Court of Appeals for the District of Columbia issued a stay of the CSAPR. Until that court proceeding is finalized, the EPA is expected to continue to administer the CAIR and to use CAIR’s allowance program for compliance. During 2010, Ameren and Genco each recognized an impairment charge of intangible assets to reduce the carrying value of SO2 emission allowances. The charge was reflected in “Goodwill, impairment and other charges” in their statements of income. See Note 15 – Commitments and Contingencies for additional information on emission allowances and the CSAPR. The book value of each of Ameren’s, Ameren Missouri’s, and Genco’s CAIR emission allowances was less than $1 million at December 31, 2011. The book value of Ameren’s, Ameren Missouri’s, and Genco’s CAIR emission allowances was $7 million, $2 million, and $3 million, at December 31, 2010, respectively.

Renewable energy credits and emission allowances are charged to purchased power expense and fuel expense, respectively, as they are used in operations. The following table presents amortization expense based on usage of renewable energy credits and emission allowances, net of gains from sales, for Ameren, Ameren Missouri, Ameren Illinois, and Genco during the years ended December 31, 2011, 2010, and 2009. The table below does not include the intangible asset impairment charges referenced above.

	2011			2010	2009
Ameren Missouri	$	(a	)	$6	$2
Ameren Illinois		3		7	9
Genco(b)		2		18	24
Other(b)(c)		1		4	5
Ameren(b)		$6		$35	$40

(a)	Less than $1 million.
(b)	Includes allowances consumed that were recorded through purchase accounting.
(c)	Consists of renewable energy credit expense for Marketing Company and emission allowances expense for AERG.

Impairment of Long-lived Assets

We evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets with the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, we recognize an impairment charge equal to the carrying value of the assets in excess of estimated fair value. In the period in which we determine an asset meets the held for sale criteria, we record an impairment charge to the extent the book value exceeds its fair value less cost to sell. See Note 17 – Goodwill, Impairment and Other Charges for information about Ameren’s, Ameren Missouri’s and Genco’s impairments.

Investments

Ameren and Ameren Missouri evaluate for impairment the investments held in Ameren Missouri’s nuclear decommissioning trust fund. Losses on assets in the trust fund could result in higher funding requirements for decommissioning costs, which Ameren Missouri believes would be recovered in electric rates paid by its customers. Accordingly, Ameren and Ameren Missouri recognize a regulatory asset on their balance sheets for losses on investments held in the nuclear decommissioning trust fund. See Note 9 – Nuclear Decommissioning Trust Fund Investments for additional information.

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

Revenue

Operating Revenues

Ameren Missouri, Ameren Illinois and Genco record operating revenue for electric or natural gas service when it is delivered to customers. We accrue an estimate of electric and natural gas revenues for service rendered but unbilled at the end of each accounting period.

Trading Activities

We present the revenues and costs associated with certain energy derivative contracts designated as trading on a net basis in “Operating Revenues – Electric” and “Operating Revenues – Other.”

Nuclear Fuel

Ameren Missouri’s cost of nuclear fuel is capitalized and then amortized to fuel expense on a unit-of-production basis. Spent fuel disposal cost is based on net kilowatthours generated and sold, and that cost is charged to expense.

Purchased Gas, Power and Fuel Rate-adjustment Mechanisms

Ameren’s utility subsidiaries have various rate-adjustment mechanisms in place that provide for the recovery of purchased natural gas and electric fuel and purchased power costs. See Note 2 – Rate and Regulatory Matters for the regulatory assets and liabilities recorded at December 31, 2011, and 2010, related to the rate-adjustment mechanisms discussed below.

In Ameren Missouri’s and Ameren Illinois’ retail natural gas utility jurisdictions, changes in natural gas costs are generally reflected in billings to their natural gas utility customers through PGA clauses. The difference between actual natural gas costs and costs billed to customers in a given period are deferred as regulatory assets or liabilities. The deferred amounts are either billed or refunded to natural gas utility customers in a subsequent period.

In Ameren Illinois’ retail electric utility jurisdictions, changes in purchased power costs are generally reflected in billings to their electric utility customers through pass-through rate-adjustment clauses. The difference between actual purchased power costs and costs billed to customers in a given period are deferred as regulatory assets or liabilities. The deferred amounts are either billed or refunded to electric utility customers in a subsequent period.

Ameren Missouri has a FAC that allows an adjustment of electric rates three times per year for a pass-through to customers of 95% of changes in fuel, emission allowances and purchased power costs, net of off-system revenues, including MISO costs and revenues, greater or less than the amount set in base rates, subject to MoPSC prudency review. The differences between the cost of fuel incurred and the cost of fuel recovered from Ameren Missouri’s customers are deferred as regulatory assets or liabilities. The deferred amounts are either billed or refunded to Ameren Missouri’s electric utility customers in a subsequent period.

Accounting for MISO Transactions

MISO-related purchase and sale transactions are recorded by Ameren, Ameren Missouri and Ameren Illinois using settlement information provided by MISO. These purchase and sale transactions are accounted for on a net hourly position. We record net purchases in a single hour in “Operating Expenses – Purchased power” and net sales in a single hour in “Operating Revenues – Electric” in our statements of income. On occasion, prior-period transactions will be resettled outside the routine settlement process because of a change in MISO’s tariff or a material interpretation thereof. In these cases, Ameren, Ameren Missouri and Ameren Illinois recognize expenses associated with resettlements once the resettlement is probable and the resettlement amount can be estimated.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award. Ameren recognizes as compensation expense the estimated fair value of stock-based compensation on a straight-line basis over the requisite service period. See Note 12 – Stock-based Compensation for additional information.

Excise Taxes

Excise taxes imposed on us are reflected on Ameren Missouri customer electric bills and on Ameren Missouri and Ameren Illinois customer natural gas bills. They are recorded gross in “Operating Revenues – Electric”, “Operating Revenues – Gas” and “Operating Expenses – Taxes other than income taxes” on the statement of income. Excise taxes reflected on Ameren Illinois electric customer bills are imposed on the consumer and are therefore not included in revenues and expenses. They are recorded as tax collections payable and included in “Taxes accrued” on the balance sheet. The following table presents excise taxes recorded in “Operating Revenues – Electric”, “Operating Revenues – Gas” and “Operating Expenses – Taxes other than income taxes” for the years ended 2011, 2010 and 2009:

	2011	2010	2009
Ameren Missouri	$137	$130	$112
Ameren Illinois	57	59	56
Ameren	$194	$189	$168

Income Taxes

Ameren uses an asset and liability approach for its financial accounting and reporting of income taxes, in accordance with authoritative accounting guidance. Deferred tax assets and liabilities are recognized for transactions that are treated differently for financial reporting and income tax return purposes. These deferred tax assets and liabilities are based on statutory tax rates.

We recognize that regulators will probably reduce future revenues for deferred tax liabilities that were initially recorded at rates in excess of the current statutory rate. Therefore, reductions in the deferred tax liability, which were recorded because of decreases in the statutory rate, have been credited to a regulatory liability. A regulatory asset has been established to recognize the probable recovery in rates of future income taxes, resulting principally from the reversal of allowance for funds used during construction. This refers to equity and temporary differences related to property and plant acquired before 1976 that were unrecognized temporary differences prior to the adoption of the authoritative accounting guidance for income taxes.

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

Ameren Missouri, Ameren Illinois and Genco are parties to a tax sharing agreement with Ameren that provides for the allocation of consolidated tax liabilities. The tax sharing agreement specifies that each party be allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. Any net benefit attributable to the parent is reallocated to other members. That allocation is treated as a contribution of capital to the party receiving the benefit.

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

Earnings per Share

There were no material differences between Ameren’s basic and diluted earnings per share amounts in 2011, 2010, and 2009. The number of stock options, restricted stock shares, and performance share units outstanding was immaterial. There were no assumed stock option conversions in 2009 and 2010, as the remaining stock options were not dilutive. All of Ameren’s stock options expired in February 2010.

Accounting Changes and Other Matters

The following is a summary of recently adopted authoritative accounting guidance as well as guidance issued but not yet adopted that could impact the Ameren Companies.

Disclosures about an Employer’s Participation in a Multiemployer Plan

In September 2011, FASB amended its guidance to require employers to provide additional disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. This guidance was applicable to Ameren Missouri, Ameren Illinois, and Genco because they participate in their parent’s (Ameren’s) benefit plans. Ameren Missouri, Ameren Illinois, and Genco adopted this guidance as of December 31, 2011. See Note 11 – Retirement Benefits for the required additional disclosures made by Ameren Missouri, Ameren Illinois and Genco, including the amount of their contributions to Ameren’s benefit plans.

Testing of Goodwill for Impairment

In September 2011, FASB amended its guidance on testing of goodwill impairment. The amended guidance provided companies the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. As permitted, Ameren and Ameren Illinois early adopted the amended guidance for the annual goodwill impairment test performed as of October 31, 2011. See Note 17 – Goodwill, Impairment and Other Charges for additional information.

Disclosures about Fair Value Measurements

See Note 8 – Fair Value Measurements for adopted guidance on fair value measurements issued in January

2010, which became effective in its entirety for the Ameren Companies as of January 1, 2011.

In May 2011, FASB issued additional authoritative guidance regarding fair value measurements. The guidance amends the disclosure requirements for fair value measurements in order to align the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards. The amendments will not affect the Ameren Companies’ results of operations, financial positions, or liquidity, as this guidance only requires additional disclosures. This guidance will be effective for the Ameren Companies beginning in the first quarter of 2012 with retrospective application required.

Presentation of Comprehensive Income

In June 2011, FASB amended its guidance on the presentation of comprehensive income in financial statements. The amended guidance will not affect the Ameren Companies’ results of operations, financial positions, or liquidity. The amended guidance changes the presentation of comprehensive income in the financial statements. It requires entities to report components of comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for the Ameren Companies beginning in the first quarter of 2012. In December 2011, the FASB amended the guidance to postpone a requirement to present reclassification adjustments by income component until further guidance is issued.

Asset Retirement Obligations

Authoritative accounting guidance requires us to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, we are required to make adjustments to AROs based on changes in the estimated fair values of the obligations. Corresponding increases in asset book values are depreciated over the remaining useful life of the related asset. Uncertainties as to the probability, timing, or amount of cash flows associated with AROs affect our estimates of fair value. Ameren, Ameren Missouri and Genco have recorded AROs for retirement costs associated with Ameren Missouri’s Callaway energy center decommissioning costs, asbestos removal, ash ponds, and river structures. In addition, Ameren, Ameren Missouri and Ameren Illinois have recorded AROs for the disposal of certain transformers.

Asset removal costs accrued by our rate-regulated operations that do not constitute legal obligations are classified as a regulatory liability. See Note 2 – Rate and Regulatory Matters.

The following table provides a reconciliation of the beginning and ending carrying amount of AROs for the years 2011 and 2010:

	Ameren Missouri(a)	Ameren Illinois(b)		Genco		AERG		Ameren(a)
Balance at December 31, 2009	$331	$5		$65		$33		$434
Liabilities incurred	5	(c	)	3		-		8
Liabilities settled	(4)	(c	)	(c	)	(c	)	(4)
Accretion in 2010(d)	19	1		4		2		26
Change in estimates(e)	12	(3)		2		(c	)	11
Balance at December 31, 2010	$363	$3		$74		$35		$475
Liabilities incurred	-	-		(c	)	-		(c )
Liabilities settled	(1)	(c	)	(2)		(c	)	(3)
Accretion in 2011(d)	20	(c	)	5		2		27
Change in estimates(f)	(54)	(c	)	(6)		(6)		(66)
Balance at December 31, 2011	$328	$3		$71	(g)	$31		$433 (g)

(a)	The nuclear decommissioning trust fund assets of $357 million and $337 million as of December 31, 2011, and 2010, respectively, were restricted for decommissioning of the Callaway energy center.
(b)	Balance included in “Other deferred credits and liabilities” on the balance sheet.
(c)	Less than $1 million.
(d)	Accretion expense was recorded as an increase to regulatory assets at Ameren Missouri and Ameren Illinois.
(e)	Ameren Missouri and Genco changed their estimates for asbestos removal. Additionally, Genco changed the estimates related to retirement costs for its coal combustion byproduct storage areas.
(f)	Ameren Missouri changed estimates related to its Callaway energy center decommissioning costs because of a cost study performed in 2011 and a decline in the cost escalation factor assumptions. Additionally, Ameren Missouri, Genco and AERG changed estimates related to retirement costs for asbestos removal, river structures and their coal combustion byproduct storage areas.
(g)	Balance included $5 million in “Other current liabilities” on the balance sheet as of December 31, 2011.

Genco Asset Sale

In June 2010, Genco completed a sale of 25% of its Columbia CT energy center to the city of Columbia, Missouri. Genco received cash proceeds of $18 million and recognized a $5 million pretax gain from the sale.

In June 2011, Genco completed the sale of its remaining interest in the Columbia CT energy center to the city of Columbia, Missouri. Genco received cash proceeds of $45 million and recognized an $8 million pretax gain from the sale. Effective with the sale, the power purchase agreements between Marketing Company and the city of Columbia were terminated. Also in 2011, Genco sold additional property and assets for cash proceeds of $4 million, which resulted in pretax gains of $4 million.

Medina Valley Sale in 2012

In February 2012, Ameren completed the asset sale of its Medina Valley energy center’s net property and plant for cash proceeds of $16 million and an additional $1 million payment at the two-year anniversary date of the sale if there are no violations of representations and warranties contained in the sale agreement.

Employee Separation and Other Charges

During the fourth quarter of 2011, as part of efforts to reduce operations and maintenance expenses, Ameren Missouri and Ameren Services extended voluntary separation offers consistent with Ameren’s standard management separation program to eligible management and labor union-represented employees. Approximately 340 employees of Ameren Missouri and Ameren Services accepted the offers and left their employment by December 31, 2011. Ameren and Ameren Missouri recorded a pretax charge to earnings of $28 million and $27 million, respectively, for the severance costs related to these offers. These charges were recorded in “Other operations and maintenance expense” in each company’s statement of income for the year ended December 31, 2011. Substantially all of the severance costs will be paid in the first quarter of 2012 and were recorded in “Accounts and wages payable” on each company’s balance sheet at December 31, 2011. The severance costs related to participating Ameren Services employees were allocated to affiliates consistent with the terms of its support services agreement, which is described in Note 14 – Related Party Transactions.

Also during 2011, Genco ceased operations of its Meredosia and Hutsonville energy centers. The closure of these energy centers at the end of 2011 resulted in the elimination of 90 positions. Ameren and Genco each recorded a $4 million pretax charge for related severance and relocation costs to “Goodwill, impairment and other charges” in their statements of income for the year ended December 31, 2011. The severance costs will be substantially paid during the first quarter of 2012 and were accrued in “Accounts and wages payable” on each company’s balance sheet at December 31, 2011. See Note 17 – Goodwill, Impairment and Other Charges for additional information.

In 2010, Ameren’s Merchant Generation segment initiated an involuntary separation program to reduce positions under the terms and benefits consistent with Ameren’s standard management separation program. Ameren and Genco recorded a pretax charge to earnings of $4 million in 2010 for the severance costs related to this program. These charges were recorded in “Other operations and maintenance expense” on Ameren’s and Genco’s consolidated statement of income.

In 2009, Ameren initiated voluntary and involuntary separation programs under terms and benefits consistent with Ameren’s standard management severance program. Ameren recorded a pretax charge to earnings of $17 million (Ameren Missouri – $8 million, Ameren Illinois – $3 million, Genco – $5 million) for the severance costs related to both the voluntary and involuntary separation programs. These charges were recorded in “Other operations and maintenance expense” in each company’s statement of income. The number of positions eliminated as a result of these separation programs was approximately 300. In its May 2010 electric rate order, the MoPSC allowed Ameren Missouri to recover the costs of this severance program from its customers. Therefore, in 2010 Ameren Missouri reclassified the 2009 “Other operations and maintenance expense” to “Regulatory assets.” In addition to these programs, Genco recorded a $4 million pretax charge to 2009 earnings in connection with the retirement of two generating units at its Meredosia energy center and for related obsolete inventory.

NOTE 2 – RATE AND REGULATORY MATTERS

Below is a summary of significant regulatory proceedings and related lawsuits. We are unable to predict the ultimate outcome of these matters, the timing of the final decisions of the various agencies and courts, or the impact on our results of operations, financial position, or liquidity.

Missouri

2009 Electric Rate Order

In February 2009, Noranda, Ameren Missouri’s largest electric customer, and the MoOPC appealed certain aspects of the MoPSC’s 2009 electric rate order to the Circuit Court of Stoddard County, Missouri. In September 2009, the Stoddard County Circuit Court granted Noranda’s request to stay the electric rate increase granted by the January 2009 MoPSC’s order as it applied specifically to Noranda’s electric service account until the court rendered its decision on the appeal. From the granting of the stay request until June 2010, Noranda paid into the Stoddard County Circuit Court’s registry the entire amount of its monthly base rate increase and monthly FAC payments. In June 2010, when the May 2010 electric rate order became effective, Noranda ceased making base rate payments into the Stoddard County Circuit Court’s registry. Noranda continued to pay into the Stoddard County Circuit Court’s registry its monthly FAC payments related to electric service received during the time periods prior to the effectiveness of the May 2010 electric rate order.

In August 2010, the Stoddard County Circuit Court issued a judgment that reversed parts of the MoPSC’s decision. However, upon issuance, the Stoddard County Circuit Court suspended its own judgment. Ameren Missouri filed an appeal of the Stoddard County Circuit Court’s judgment with the Missouri Court of Appeals, Southern District. In November 2011, the Missouri Court of Appeals issued a ruling that upheld the MoPSC’s January 2009 electric rate order; thereby reversing the Stoddard County Circuit Court’s August 2010 decision. As of December 31, 2011, the amount held in the Stoddard County Circuit Court’s registry was $20 million. That amount was reflected in “Accounts receivable-trade” on Ameren’s and Ameren Missouri’s balance sheets at December 31, 2011. Ameren Missouri expects to receive all of the funds held in the Stoddard County Circuit Court’s registry relating to the stay during the first quarter of 2012.

2010 Electric Rate Order

In May 2010, the MoPSC issued an order approving an increase for Ameren Missouri in annual revenues for electric service of $230 million.

The MIEC and MoOPC appealed certain aspects of the MoPSC order to the Cole County Circuit Court. In addition to the MIEC appeal, four industrial customers, who are members of MIEC, also filed a request for a stay with the Cole County Circuit Court. In December 2010, the Cole County Circuit Court granted the request of the four industrial customers to stay the MoPSC’s 2010 electric rate order and required those customers to pay into the Cole County Circuit Court’s registry the difference between their billings under the 2010 Missouri electric rate order and their billings under a Missouri electric rate order that became effective in June 2007, which was, at that time, the last Ameren Missouri rate order for which appeals had been exhausted. In February 2011, the four industrial customers posted the bond required by the stay. Since the bond was posted, the four industrial customers have made payments into the Cole County Circuit Court’s registry equal to the difference between their base rate billings under 2010 electric rates and 2007 electric rates, as well as their FAC amounts to the extent those billings relate to service prior to the effective date of the new rates established by the 2011 electric rate order. Because of the lag between accumulations of changes in net fuel costs and the time those net fuel costs are recovered through FAC charges applied to customers’ bills, the four industrial customers will continue to pay a portion of their FAC payments to the Cole County Circuit Court’s registry for service prior to the effective date of the new rates by the 2011 electric rate order. It is expected that a portion of the FAC billings invoiced to these customers in September 2012 would be the last contested amount deposited into the Cole County Circuit Court’s registry relating to this 2010 electric rate order appeal, pending resolution of the appeal. As of December 31, 2011, the amount held by the Cole County

Circuit Court, excluding the bond amount, was $15 million. This amount held in the registry was reflected in “Accounts receivable-trade” on Ameren’s and Ameren Missouri’s balance sheets at December 31, 2011.

A Cole County Circuit Court decision is expected during the first quarter of 2012 on the MIEC’s and MoOPC’s appeal. We cannot predict the ultimate outcome of this proceeding, which could have a material effect on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity. If the MoPSC’s 2010 electric rate order is ultimately upheld, Ameren Missouri will receive all of the funds held in the Cole County Circuit Court’s registry, plus accrued interest. If Ameren Missouri were to conclude that some portion of the rate increase resulting from the 2010 electric rate order was probable of refund to Ameren Missouri’s customers, a charge to earnings would be recorded for the estimated amount of refund in the period in which that determination was made. At this time, Ameren Missouri does not believe any aspect of the 2010 MoPSC’s electric rate order is probable of refund to Ameren Missouri’s customers. Therefore, no reserve has been established.

2011 Electric Rate Order

In July 2011, the MoPSC issued an order approving an increase for Ameren Missouri in annual revenues for electric service of $173 million, including $52 million related to an increase in normalized net fuel costs above the net fuel costs included in base rates previously authorized by the MoPSC in its 2010 electric rate order. The revenue increase was based on a 10.2% return on equity, a capital structure composed of 52.2% common equity, and a rate base of $6.6 billion. The rate changes became effective on July 31, 2011. The MoPSC order approved the continued use of Ameren Missouri’s vegetation management and infrastructure cost tracker, its pension and postretirement benefit cost tracker, and the FAC at the current 95% sharing level. The MoPSC order shortened the FAC recovery and refund period from 12 months to eight months. The MoPSC order denied Ameren Missouri’s request for the ability to recover any under-recovery of fixed costs as a result of lower sales volumes from the implementation of energy efficiency measures.

Additionally, the MoPSC order provided for a tracking mechanism for uncertain income tax positions. The order provides that reserves for uncertain income tax positions do not reduce rate base. However, when an uncertain income tax position liability is resolved, the order requires the creation of a regulatory asset or regulatory liability to reflect the time value (using the weighted-average cost of capital in the order) of the difference between the uncertain income tax position liability that was excluded from rate base and the final tax liability. The resulting regulatory asset or liability will be amortized over three years beginning on the effective date of new rates established in the next electric rate case.

The MoPSC order disallowed the recovery of all costs of enhancements, or costs that would have been incurred absent the breach, related to the rebuilding of the Taum

Sauk energy center in excess of amounts recovered from property insurance. As a result of the order, Ameren and Ameren Missouri each recorded in 2011 a pretax charge to earnings of $89 million relating to the Taum Sauk disallowance. This charge was recorded in Ameren’s statement of income as “Goodwill, impairment and other charges” and recorded in Ameren Missouri’s statement of income as “Loss from regulatory disallowance.”

In July 2011, a new law that reformed the judicial appeal process for MoPSC rate orders took effect. Among other items, the new law allows appeals to bypass the circuit court and to be made directly to the appellate court. The new law provides that rates cannot be stayed; however, the appellate court could direct the MoPSC to revise rates. Such rate revisions could be ordered to be applied retroactively. This new law applied to judicial appeals of the MoPSC’s July 2011 rate order.

In August 2011, Ameren Missouri appealed the disallowance of Taum Sauk enhancements to the Missouri Court of Appeals, Western District. A decision is expected by the Missouri Court of Appeals, Western District, in 2012. Ameren Missouri cannot predict the ultimate outcome of its appeal.

Pending Electric Rate Case

On February 3, 2012, Ameren Missouri filed a request with the MoPSC to increase its annual revenues for electric service by $376 million. Included in this requested increase is a $103 million increase in normalized net fuel costs above the net fuel costs included in base rates previously authorized by the MoPSC in its July 2011 electric rate order. Absent initiation of this general rate proceeding, 95% of this amount would have been reflected in rate adjustments implemented under Ameren Missouri’s FAC. Approximately $85 million of the request relates to investments to improve the reliability of Ameren Missouri’s infrastructure and to comply with environmental and renewable energy regulations, including the requested return on such investments, and $81 million of the request relates to recovery of the costs associated with energy efficiency programs under the MEEIA, including energy efficiency investments, which is discussed below. The electric rate increase request was based on a 10.75% return on equity, a capital structure composed of 52% common equity, an aggregate electric rate base of $6.8 billion, and a test year ended September 30, 2011, with certain pro forma adjustments expected through the anticipated true-up date of July 31, 2012.

As part of its filing, Ameren Missouri requested that the MoPSC approve the implementation of a storm cost tracking mechanism, as well as plant-in-service accounting treatment. The proposed storm cost tracking mechanism would allow Ameren Missouri to record a regulatory asset or liability, as applicable, reflecting the difference between a base level of major storm restoration costs used to set rates in the current rate case and the actual storm restoration costs, and to request recovery of such regulatory asset or liability in Ameren Missouri’s next rate case for amortization over a three-year period. The plant-in-service accounting treatment would permit Ameren Missouri to recover a return and to defer depreciation expense on assets placed in service but not yet reflected in customer rates.

Ameren Missouri requested continued use of the FAC and the regulatory tracking mechanisms for vegetation management/infrastructure inspection costs, for pension and postretirement benefits, and for uncertain income tax positions that the MoPSC previously authorized in earlier electric rate orders. Ameren Missouri also requested recovery of the 2011 voluntary separation program severance costs over three years.

A decision by the MoPSC in this proceeding is expected in December 2012. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve, when any rate change may go into effect, or whether any rate increase that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the increase goes into effect.

MEEIA Filing

The MEEIA, enacted in 2009, established a regulatory framework that, among other things, allows electric utilities to recover costs related to MoPSC-approved energy efficiency programs. The law requires the MoPSC to ensure that a utility’s financial incentives are aligned with helping customers use energy more efficiently, to provide timely cost recovery, and to provide earnings opportunities associated with cost-effective energy efficiency programs. Missouri does not have a law mandating energy efficiency standards.

In January 2012, Ameren Missouri made its initial filing with the MoPSC under the MEEIA. This filing proposes a three-year plan that includes a portfolio of energy efficiency programs along with a cost-recovery mechanism. If the proposal is approved, beginning in January 2013, Ameren Missouri plans to invest $145 million over three years for the proposed energy efficiency programs.

A decision by the MoPSC in this proceeding is anticipated in the second quarter of 2012. The MoPSC’s order in this proceeding will not affect Ameren Missouri rates until these rates are included in an electric service rate case. Ameren Missouri anticipates that the impacts of the MoPSC’s decision in this MEEIA filing will be included in rates set under its pending electric service rate case that was filed on February 3, 2012, which has an anticipated true-up date of July 31, 2012. Ameren Missouri’s pending electric rate case includes an annual revenue increase of $81 million relating to its planned portfolio of energy efficiency programs included in its MEEIA filing.

FAC Prudence Review

Missouri law requires the MoPSC to complete prudence reviews of Ameren Missouri’s FAC at least every

18 months. In April 2011, the MoPSC issued an order with respect to its review of Ameren Missouri’s FAC for the period from March 1, 2009, to September 30, 2009. In this order, the MoPSC ruled that Ameren Missouri should have included in the FAC calculation all revenues and costs associated with certain long-term partial requirements sales that were made by Ameren Missouri because of the loss of Noranda’s load caused by a severe ice storm in January 2009. As a result of the order, Ameren Missouri recorded a pretax charge to earnings of $18 million, including $1 million for interest, in 2011 for its obligation to refund to Ameren Missouri’s electric customers the earnings associated with these sales previously recognized by Ameren Missouri during the period from March 1, 2009, to September 30, 2009. In October 2011, Ameren Missouri began refunding the $18 million to customers through the FAC.

Ameren Missouri disagrees with the MoPSC order’s classification of these sales and believes that the terms of its FAC tariff did not provide for the inclusion of these sales in the FAC calculation. In June 2011, Ameren Missouri filed an appeal with the Cole County Circuit Court. A decision is expected from the Cole County Circuit Court in 2012. Separately, in July 2011, Ameren Missouri filed a request with the MoPSC for an accounting authority order that would allow Ameren Missouri to defer, as a regulatory asset, fixed costs totaling $36 million that were not recovered from Noranda as a result of the loss of load caused by the severe 2009 ice storm for potential recovery in a future electric rate case. We cannot predict the ultimate outcome of these regulatory or judicial proceedings.

Ameren Missouri recognized an additional $25 million of pretax earnings associated with the same long-term partial requirements sales contracts subsequent to September 30, 2009, which were not addressed by the MoPSC order issued in April 2011. The MoPSC’s FAC review for the period from October 1, 2009, to May 31, 2011, was initiated in September 2011. In October 2011, the MoPSC staff filed a recommendation with the MoPSC to direct Ameren Missouri to refund to customers, prior to the completion of the staff’s prudence review, the pretax earnings associated with the same long-term partial requirements sales contracts subsequent to September 30, 2009. The MoPSC staff calculated these pretax earnings to be $26 million. We cannot predict whether the MoPSC will approve this recommendation. If Ameren Missouri were to determine that these sales were probable of refund to Ameren Missouri’s electric customers, a charge to earnings would be recorded for the refund in the period in which that determination was made. Because of pending court appeals and regulatory review, Ameren Missouri does not currently believe these amounts are probable of refund to customers.

Renewable Energy Portfolio Requirement

A ballot initiative passed by Missouri voters in November 2008 created a renewable energy portfolio requirement. Beginning in 2011, Ameren Missouri and other Missouri investor-owned utilities are required to purchase or generate from renewable energy sources electricity equaling at least 2% of native load sales, with that percentage increasing in subsequent years to at least 15% by 2021, subject to a 1% limit on customer rate impacts. At least 2% of each portfolio requirement must be derived from solar energy. Compliance with the renewable energy portfolio requirement can be achieved through generation or the procurement of renewable energy credits. Ameren Missouri expects that any related costs or investments will ultimately be recovered in rates.

In July 2010, the MoPSC issued final rules implementing the state’s renewable energy portfolio requirement. Ameren Missouri objected to the MoPSC rules calculating the 1% limit on customer rates. In August 2010, Ameren Missouri and other groups filed an appeal with the Cole County Circuit Court of multiple aspects of the MoPSC’s rules. In December 2011, the Cole County Circuit Court issued a ruling clarifying that the 1% customer rate increase limit is an annual restriction, not a multiyear limit.

Illinois

IEIMA

In October 2011, the IEIMA was enacted into law and became effective immediately. Certain amendments to the IEIMA became effective on December 30, 2011. On January 3, 2012, Ameren Illinois elected to participate in the performance-based formula ratemaking process established pursuant to the IEIMA by filing initial performance-based formula rates with the ICC. With this filing, as required by law, Ameren Illinois’ previously pending electric delivery service rate case was withdrawn. The initial filing, based on 2010 recoverable costs and expected net plant additions for 2011 and 2012, will result in new electric delivery service rates in October 2012. Pending ICC approval, the initial filing will result in a decrease of $19 million in Ameren Illinois revenues for electric delivery service, on an annualized basis. Ameren Illinois anticipates making an update filing by May 1, 2012, based on 2011 costs and expected net plant additions for 2012, that would result in new electric delivery service rates on January 1, 2013.

Ameren Illinois will participate in a performance-based formula process for determining rates. The formula will provide for the recovery of actual costs of electric delivery service that are prudently incurred, reflect the utility’s actual regulated capital structure, and include a formula for calculating the return on equity component of the cost of capital. The return on equity component of the formula rate will be equal to the average for the applicable calendar year of the monthly average yields of 30-year United States treasury bonds plus 590 basis points for 2012 and 580 basis points thereafter. Ameren Illinois’ actual return on equity relating to electric delivery service will be subject to a collar adjustment on earnings in excess of 50 basis points above or below its allowed return. Beginning in 2012, the law provides for an annual reconciliation of revenues to costs prudently and reasonably incurred. This annual revenue reconciliation, along with the collar adjustment, if necessary, will be collected from or refunded to customers in a subsequent year.

Ameren Illinois will also be subject to five performance standards. Failure to achieve the standards will result in a reduction in the company’s allowed return on equity calculated under the formula. The performance standards include improvements in service reliability to reduce both the frequency and duration of outages, improvements in customer satisfaction scores, reduction in the number of estimated bills, and a reduction in uncollectible accounts expense. The IEIMA provides for return on equity penalties totaling up to 30 basis points in 2013 through 2015, 34 basis points in 2016 through 2018, and 38 basis points in 2019 through 2022 if the performance standards are not met. The formula ratemaking process is effective until the end of 2017, but could be extended by the Illinois General Assembly for an additional five years. The formula ratemaking process would also terminate if the average residential rate increases by more than 2.5% annually from June 2011 through May 2014.

Between 2012 and 2021, Ameren Illinois will be required to invest $625 million in capital expenditures incremental to Ameren Illinois’ average electric delivery capital expenditures for calendar years 2008 through 2010 to modernize its distribution system. Such investments are expected to encourage economic development and to create an estimated 450 additional jobs within Illinois. Ameren Illinois is subject to monetary penalties if 450 additional jobs are not created during the peak program years. Also, Ameren Illinois will be required to contribute $1 million annually for certain nonrecoverable customer assistance programs for as long as Ameren Illinois participates in the formula ratemaking process. Ameren Illinois will also be required to make a one-time $7.5 million nonrecoverable donation to the Illinois Science and Energy Innovation Trust in 2012, as well as an approximate $1 million annual donation to the same trust for as long as it participates in the formula ratemaking process.

The IEIMA does not apply to natural gas utilities.

2012 Natural Gas Delivery Service Rate Order

In January 2012, the ICC issued a rate order that approved an increase in annual Ameren Illinois’ revenues for natural gas delivery service of $32 million. The revenue increase was based on a 9.06% return on equity, a capital structure composed of 53.3% common equity, and a rate base of $1 billion. The rate order was based on a 2012 future test year. The rate changes became effective on January 20, 2012. In February 2012, the ICC denied rehearing requests by Ameren Illinois and an intervenor related to the granted return on equity.

2010 Electric and Natural Gas Delivery Service Rate Orders

During 2010, the ICC issued orders that authorized an aggregate $40 million increase in Ameren Illinois’ annual electric and natural gas delivery service revenues.

In December 2010, Ameren Illinois and an intervenor appealed portions of the ICC’s orders to the Appellate Court of the Fourth District of Illinois. In January 2012, the Appellate Court issued a decision that upheld the ICC’s 2010 electric and natural gas delivery service rate order.

Federal

Electric Transmission Investment

FERC, in its order issued in May 2011, approved transmission rate incentives for the Illinois Rivers project and the Big Muddy project, which will be developed by ATXI or ATX. The FERC May 2011 order approved the following rate mechanisms with respect to Ameren’s Illinois Rivers and Big Muddy projects:

•	Full recovery of financing costs, including debt and equity, associated with construction work in progress before the asset is placed in service;
•	Recovery of costs prudently incurred in developing project facilities that might later be abandoned due to issues outside the company’s control; and
•	Use of a hypothetical capital structure during construction that reflects a capital structure of 56% common equity.

In December 2011, MISO approved the Illinois Rivers project as well as the Spoon River and Mark Twain projects. The total investment in these three MISO-approved projects is expected to be more than $1.2 billion through 2019, with potential investment of $750 million from 2012 to 2016. All four projects are in Missouri and Illinois. Construction will begin first on the Illinois Rivers project. The Big Muddy project is currently being evaluated for inclusion in MISO’s 2012 expansion plan.

On December 30, 2011, ATXI made a filing with FERC seeking a forward-looking rate calculation with an annual revenue reconciliation adjustment as well as requesting the implementation of the incentives FERC approved in its May 2011 order described above for the Illinois Rivers project and the Big Muddy project. FERC is expected to issue a decision on the ATXI filing during the first quarter of 2012.

2011 Wholesale Distribution Rate Case

In January 2011, Ameren Illinois filed a request with FERC to increase its annual revenues for electric delivery service for its wholesale customers by $11 million. These wholesale distribution revenues are treated as a deduction from Ameren Illinois’ revenue requirement in retail rate filings with the ICC. In March 2011, FERC issued an order authorizing the proposed rates to take effect, subject to refund when the final rates are determined. Ameren Illinois reached an agreement with two of its nine wholesale customers in 2011. The impasse with the remaining seven wholesale customers has resulted in FERC litigation. An initial decision by the FERC administrative law judge is expected in 2012 and a final FERC decision may be received after 2012. We cannot predict the ultimate outcome of this proceeding or its impact on Ameren’s or Ameren Illinois’ results of operations, financial position, or liquidity.

Regional Transmission Organization

Ameren Missouri is a transmission owning member of MISO. Ameren Missouri received authorization from the MoPSC to participate in MISO, subject to certain conditions. Ameren Missouri’s continued conditional MISO participation is authorized by the MoPSC through April 30, 2012.

As required by the MoPSC, Ameren Missouri filed in November 2010 and again in August 2011 updated cost benefit studies with the MoPSC that evaluated the costs and benefits of Ameren Missouri’s continued participation in MISO. Ameren Missouri’s updated studies continue to show substantial benefits to Ameren Missouri customers associated with its participation in MISO.

In November 2011, Ameren Missouri, together with the MoPSC staff, the MIEC, and MISO, filed a Non-Unanimous Stipulation and Agreement (Stipulation) with the MoPSC that reflected their agreement that continued Ameren Missouri participation in MISO through May 31, 2016, was prudent and reasonable, subject to certain conditions. The MoOPC opposes the Stipulation, in part because of its desire that the MoPSC impose conditions relating to ATX’s involvement in transmission projects located within Ameren Missouri’s service territory. These conditions, which are not included in the Stipulation are, in Ameren Missouri’s view, inappropriate and unlawful. Ameren Missouri expects an order from the MoPSC before April 30, 2012.

FERC Order – MISO Charges

Ameren Missouri and Ameren Illinois, as well as other MISO participants, have filed complaints with FERC with respect to the FERC’s March 2007 order involving the reallocation of certain MISO operational costs among MISO participants retroactive to 2005. Subsequently, FERC has issued a series of orders related to the applicability and the implementation of the order, which in some cases have conflicted with previous orders.

In May 2009, FERC changed the effective date for refunds such that certain operational costs would be allocated among MISO market participants beginning November 2008, instead of August 2007. In June 2009, Ameren Missouri and Ameren Illinois filed a request for rehearing. The rehearing request is pending.

In June 2009, FERC issued an order dismissing rehearing requests of a November 2008 order and waiving refunds of amounts billed that were included in the MISO charge, under the assumption that there was a rate mismatch for the period April 2006 through November

2007. Ameren Missouri and Ameren Illinois filed a request for rehearing in July 2009. This rehearing request is pending.

Ameren Missouri and Ameren Illinois do not believe that the ultimate resolution of these proceedings will have a material effect on their results of operations, financial position, or liquidity.

Ameren Missouri Power Purchase Agreement with Entergy Arkansas, Inc.

Beginning in 2005, FERC issued a series of orders addressing a complaint filed in 2001 by the Louisiana Public Service Commission (LPSC) against Entergy Arkansas, Inc. (Entergy) and certain of its affiliates. The complaint alleged unjust and unreasonable cost allocations. As a result of the FERC orders, Entergy began billing Ameren Missouri in 2007 for additional charges under a 165-megawatt power purchase agreement, and Ameren Missouri paid those charges. Additional charges continued during the remainder of the term of the power purchase agreement, which expired August 31, 2009. Although Ameren Missouri was not a party to the FERC proceedings that gave rise to these additional charges, Ameren Missouri intervened in related FERC proceedings. Ameren Missouri also filed a complaint with FERC against Entergy and Entergy Services, Inc. in April 2008 to challenge the additional charges. In January 2010, FERC issued a ruling that Entergy may not pass the additional charges on to Ameren Missouri. In February 2010, Entergy filed a request for rehearing of the January 2010 ruling. Ameren Missouri has not recorded any prospective refund for additional charges paid to Entergy as a result of the FERC orders.

The LPSC appealed FERC’s orders regarding LPSC’s complaint against Entergy Services, Inc. to the United States Court of Appeals for the District of Columbia. In April 2008, that court ordered further FERC proceedings regarding LPSC’s complaint. The court ordered FERC to explain its previous denial of retroactive refunds and the implementation of prospective charges. FERC’s decision on remand of the retroactive impact of these issues could have a financial impact on Ameren Missouri. Ameren Missouri is unable to predict how FERC will respond to the court’s decisions. Ameren Missouri estimates that it could incur an additional expense of up to $25 million if FERC orders retroactive application for the years 2001 to 2005. Ameren Missouri believes that the likelihood of incurring any expense is not probable, and therefore no liability has been recorded as of December 31, 2011. Ameren Missouri plans to participate in any proceeding that FERC initiates to address the court’s decisions.

COLA and Early Site Permit

In 2008, Ameren Missouri filed an application with the NRC for a COLA for a new 1,600-megawatt nuclear unit at Ameren Missouri’s existing Callaway County, Missouri, nuclear energy center site. In 2009, Ameren Missouri suspended its efforts to build a new nuclear unit at its existing Missouri nuclear energy center site, and the NRC suspended review of the COLA.

Ameren Missouri is considering filing an application to obtain an early site permit from the NRC for the Callaway energy center site. An early site permit approves a specific location for a nuclear facility; however, additional licenses would be required for the specific type and design of nuclear facility to be built at that site. An early site permit does not authorize construction of a plant. An early site permit is valid for 20 years and could be renewed for up to an additional 20 years. Attempts to pass legislation to maintain an option for nuclear power in the state of Missouri by recovering the costs of the early site permit, subject to appropriate consumer protections, were not successful during 2011. However, support for nuclear power exists in the state of Missouri, which could lead to the passage of an early site permit recovery mechanism in future legislative sessions. Ameren Missouri’s pursuit of an early site permit is dependent upon enactment of a legislative framework ensuring cost recovery.

As of December 31, 2011, Ameren Missouri had capitalized $69 million relating to its efforts to construct a new nuclear unit. All of these incurred costs will remain capitalized while management assesses options to maximize the value of its investment in this project. If efforts are permanently abandoned or management concludes it is probable the costs incurred will be disallowed in rates, a charge to earnings would be recognized in the period in which that determination was made.

Pumped-storage Hydroelectric Energy Center Relicensing

In June 2008, Ameren Missouri filed a relicensing application with FERC to operate its Taum Sauk pumped-storage hydroelectric energy center for another 40 years. The existing FERC license expired on June 30, 2010. On July 2, 2010, Ameren Missouri received a license extension that allows Taum Sauk to continue operations until FERC issues a new license. FERC is reviewing the relicensing application. A FERC order is expected in 2012 or 2013. Ameren Missouri cannot predict the ultimate outcome of the application.

Regulatory Assets and Liabilities

In accordance with authoritative accounting guidance regarding accounting for the effects of certain types of regulation, Ameren Missouri and Ameren Illinois defer certain costs pursuant to actions of regulators or based on the expected ability to recover such costs in rates charged to customers. Ameren Missouri and Ameren Illinois also defer certain amounts because of actions of regulators or because of the expectation that such amounts will be returned to customers in future rates. The following table presents Ameren’s, Ameren Missouri’s and Ameren Illinois’ regulatory assets and regulatory liabilities at December 31, 2011, and 2010:

	2011			2010
	Ameren(a)	Ameren Missouri	Ameren Illinois	Ameren(a)	Ameren Missouri	Ameren Illinois
Current regulatory assets:
Under-recovered FAC(b)(c)	$83	$83	$-	$158	$158	$-
Under-recovered Illinois electric power costs(b)(d)	4	-	4	4	-	4
Under-recovered PGA(b)(d)	8	5	3	2	-	2
MTM derivative losses(e)	120	21	299	103	21	254
Total current regulatory assets	$215	$109	$306	$267	$179	$260
Noncurrent regulatory assets:
Pension and postretirement benefit costs(f)	$878	$382	$496	$555	$251	$304
Income taxes(g)	239	234	5	230	225	5
Asset retirement obligation(h)	6	-	6	9	3	6
Callaway costs(b)(i)	48	48	-	51	51	-
Unamortized loss on reacquired debt(b)(j)	47	21	26	53	25	28
Recoverable costs – contaminated facilities(k)	102	-	102	127	-	127
MTM derivative losses(e)	100	13	87	85	14	249
SO2 emission allowances sale tracker(l)	6	6	-	12	12	-
Storm costs(m)	16	16	-	23	23	-
Demand-side costs(n)	70	70	-	39	39	-
Reserve for workers’ compensation liabilities(o)	13	7	6	14	8	6
Credit facilities fees(p)	10	10	-	12	12	-
Employee separation costs(q)	6	3	3	8	6	2
Common stock issuance costs(r)	10	10	-	12	12	-
Construction accounting for pollution control equipment(b)(s)	25	25	-	4	4	-
Other(t)	27	10	17	29	9	20
Total noncurrent regulatory assets	$1,603	$855	$748	$1,263	$694	$747
Current regulatory liabilities:
Over-recovered FAC(u)	$12	$12	$-	$-	$-	$-
Over-recovered Illinois electric power costs(d)	66	-	66	62	-	62
Over-recovered PGA(d)	9	-	9	12	1	11
MTM derivative gains(v)	46	45	1	25	22	3
Total current regulatory liabilities	$133	$57	$76	$99	$23	$76
Noncurrent regulatory liabilities:
Income taxes(w)	$48	$44	$4	$54	$48	$6
Removal costs(x)	1,269	719	550	1,177	655	522
Asset retirement obligation(h)	29	29	-	-	-	-
MTM derivative gains(v)	82	4	78	20	13	7
Bad debt rider(y)	10	-	10	5	-	5
Pension and postretirement benefit costs tracker(z)	38	38	-	45	45	-
Energy efficiency rider(aa)	24	-	24	13	-	13
Other(bb)	2	2	-	5	5	-
Total noncurrent regulatory liabilities	$1,502	$836	$666	$1,319	$766	$553

(a)	Includes intercompany eliminations.
(b)	These assets earn a return.
(c)	Under-recovered fuel costs for periods from July 2009 through December 2011. Specific accumulation periods aggregate the under-recovered costs over four months, any related adjustments occur over the following four months, and then recovery from customers occurs over the next eight months.
(d)	Costs under- or over-recovered from utility customers. Amounts will be recovered from, or refunded to, customers within one year of the deferral.
(e)	Deferral of commodity-related derivative MTM losses, as well as the MTM losses on financial contracts entered into by Ameren Illinois with Marketing Company.

(f)	These costs are being amortized in proportion to the recognition of prior service costs (credits), transition obligations (assets), and actuarial losses (gains) attributable to Ameren’s pension plan and postretirement benefit plans. See Note 11 – Retirement Benefits for additional information.
(g)	Offset to certain deferred tax liabilities for expected recovery of future income taxes when paid. See Note 13 – Income Taxes for amortization period.
(h)	Recoverable or refundable removal costs for AROs at our rate-regulated operations, including net realized and unrealized gains and losses related to the nuclear decommissioning trust fund investments. See Note 1 – Summary of Significant Accounting Policies – Asset Retirement Obligations.
(i)	Ameren Missouri’s Callaway energy center operations and maintenance expenses, property taxes, and carrying costs incurred between the plant in-service date and the date the plant was reflected in rates. These costs are being amortized over the remaining life of the plant’s current operating license (through 2024).
(j)	Losses related to reacquired debt. These amounts are being amortized over the lives of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(k)	The recoverable portion of accrued environmental site liabilities, primarily collected from electric and natural gas customers through ICC-approved cost recovery riders. The period of recovery will depend on the timing of actual expenditures. See Note 15 – Commitments and Contingencies for additional information.
(l)

A regulatory tracking mechanism for gains on sales of SO2 emission allowances, net of SO2 premiums incurred under the terms of coal procurement contracts, plus any SO2 discounts received under such contracts, as approved in a MoPSC order. The MoPSC’s May 2010 electric rate order discontinued any future deferrals under this tracking mechanism. The MoPSC’s July 2011 rate order approved the amortization of these costs through July 2013.

(m)	Actual storm costs in a test year that exceed the MoPSC staff’s normalized storm costs for rate purposes. The 2006 storm costs are being amortized until July 2013. The 2008 storm costs are being amortized over five years, beginning on March 1, 2009. In addition, the balance includes January 2007 ice storm costs that Ameren Missouri will recover over five years, beginning in March 2009, as approved by the January 2009 MoPSC electric rate order. The 2009 storm costs are being amortized over five years, beginning in July 2010, as approved by the May 2010 MoPSC electric rate order.
(n)	Demand-side costs, including the costs of developing, implementing and evaluating customer energy efficiency and demand response programs. Costs incurred from May 2008 through September 2008 are being amortized over 10 years, beginning in March 2009. Costs incurred from October 2008 through December 2009 are being amortized over six years, beginning in July 2010. Costs incurred from January 2010 through February 2011 are being amortized over six years, beginning in August 2011. The amortization period for the costs incurred after February 2011 will be determined in Ameren Missouri’s pending electric rate case.
(o)	Reserve for workers’ compensation claims.
(p)	Ameren Missouri’s costs incurred to enter into and maintain the 2009 multiyear and supplemental credit agreements, prior to their termination in 2010. These costs are being amortized over two years, beginning in July 2010, as approved by the May 2010 MoPSC electric rate order. These costs are being amortized to construction work in progress, which will be subsequently depreciated when assets are placed into service.
(q)	Cost incurred for the voluntary and involuntary separation programs. The 2009 Ameren Missouri-related costs are being amortized over three years, beginning in July 2010, as approved by the May 2010 MoPSC electric rate order. The 2009 Ameren Illinois-related costs are being amortized over three years, beginning in May 2010, as approved by the April 2010 ICC electric and natural gas rate order.
(r)	The MoPSC’s May 2010 electric rate order allowed Ameren Missouri to recover its portion of Ameren’s September 2009 common stock issuance costs. These costs are being amortized over five years, beginning in July 2010.
(s)	The MoPSC’s May 2010 electric rate order allowed Ameren Missouri to continue recording an allowance for funds used during construction for pollution control equipment at its Sioux energy center until the cost of that equipment is placed in customer rates. The amortization of these costs will be over the expected life of the Sioux energy center.
(t)	Includes costs related to Ameren Illinois’ delivery service rate cases that resulted in orders in 2008 and 2010 as well as the natural gas delivery service rate case that resulted in an order in January 2012. The natural gas costs associated with the 2008 rate case will be amortized until September 2013. The 2010 rate case costs are being amortized over a two-year period, beginning in May 2010. The 2012 natural gas rate case costs will be amortized over a two year period, beginning in January 2012. The Ameren Illinois total also includes a portion of the unamortized debt fair value adjustment recorded upon Ameren’s acquisition of IP. This portion is being amortized over the remaining life of the related debt, beginning with the expiration of the electric rate freeze in Illinois on January 1, 2007. The Ameren Illinois total also includes Ameren Illinois Merger integration and optimization costs. These costs will be amortized over four years, beginning in January 2012. At Ameren Missouri, the balance includes cost associated with the retirement of renewable energy credits and solar rebates to fulfill Ameren Missouri’s renewable energy portfolio requirement. The amortization period for these costs will be determined in Ameren Missouri’s pending electric rate case. The Ameren Missouri balance also includes a regulatory tracking mechanism for the difference between the level of vegetation management and infrastructure inspection costs incurred by Ameren Missouri under GAAP and the level of such costs included in electric rates. Ameren Missouri’s vegetation management and infrastructure inspection costs from July 2011 through December 2011 were more than the amount allowed in base rates. The amortization period for these costs will be determined in Ameren Missouri’s pending electric rate case.
(u)	Over-recovered fuel costs from March 2009 through September 2009 as ordered by the MoPSC in April 2011. Customer refunds will conclude in May 2012.
(v)	Deferral of commodity-related derivative MTM gains.
(w)	Unamortized portion of investment tax credit and federal excess deferred taxes. See Note 13 – Income Taxes for amortization period.
(x)	Estimated funds collected for the eventual dismantling and removal of plant from service, net of salvage value, upon retirement related to our rate-regulated operations. See discussion in Note 1 – Summary of Significant Accounting Policies – Asset Retirement Obligations.
(y)	A regulatory tracking mechanism for the difference between the level of bad debt expense incurred by Ameren Illinois under GAAP and the level of such costs included in electric and natural gas rates. The over-recovery relating to 2010 is being refunded to customers from June 2011 through May 2012. The over-recovery relating to 2011 will be refunded to customers from June 2012 through May 2013.
(z)

A regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred by Ameren Missouri under GAAP and the level of such costs built into electric rates. The 2008 costs are being amortized through February 2014. The 2009 costs are being amortized through June 2015. The 2010 costs assigned to the natural gas and electric businesses are being amortized through February 2016 and July 2016, respectively. The 2011 costs will be determined in Ameren Missouri’s pending electric rate case.
(aa)	A regulatory tracking mechanism that allows Ameren Illinois to recover its electric and natural gas costs associated with developing, implementing and evaluating customer energy efficiency and demand response programs. This over-recovery will be refunded to customers over the following 12 months after the plan year.
(bb)	Balance includes a regulatory tracking mechanism for the difference between the level of vegetation management and infrastructure inspection costs incurred by Ameren Missouri under GAAP and the level of such costs included in electric rates. Ameren Missouri’s vegetation management and infrastructure inspection costs from July 2010 through February 2011 were less than the amount allowed in base rates. The over-recovery incurred during that time period is being amortized over three years beginning in August 2011. The balance also includes the deferral of gains on emission allowance vintage swaps Ameren Missouri entered into during 2005. The balance of this gain was immaterial at the end of 2011.

Ameren Missouri and Ameren Illinois continually assess the recoverability of their regulatory assets. Under current accounting standards, regulatory assets are charged to earnings when it is no longer probable that such amounts will be recovered through future revenues. To the extent that payments of regulatory liabilities are no longer probable, the amounts are credited to earnings.

NOTE 3 – PROPERTY AND PLANT, NET

The following table presents property and plant, net, for each of the Ameren Companies at December 31, 2011 and 2010:

	Ameren(a)(b)	Ameren Missouri(b)	Ameren Illinois	Genco
2011:
Property and plant, at original cost:
Electric	$24,256	$14,986	$4,600	$3,370
Gas	1,746	385	1,361	-
Other	466	113	91	39
	26,468	15,484	6,052	3,409
Less: Accumulated depreciation and amortization	9,429	6,276	1,364	1,377
	17,039	9,208	4,688	2,032
Construction work in progress:
Nuclear fuel in process	255	255	-	-
Other	833	495	82	199
Property and plant, net	$18,127	$9,958	$4,770	$2,231
2010:
Property and plant, at original cost:
Electric	$24,069	$14,745	$4,436	$3,572
Gas	1,661	374	1,286	-
Other	424	91	61	48
	26,154	15,210	5,783	3,620
Less: Accumulated depreciation and amortization	9,194	6,052	1,250	1,518
	16,960	9,158	4,533	2,102
Construction work in progress:
Nuclear fuel in process	259	259	-	-
Other	634	358	43	146
Property and plant, net	$17,853	$9,775	$4,576	$2,248

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries as well as intercompany eliminations.
(b)	Amounts in Ameren and Ameren Missouri include two electric generation CTs under two separate capital lease agreements. The gross asset value of those agreements was $229 million and $228 million at December 31, 2011 and 2010, respectively. The total accumulated depreciation associated with the two CTs was $52 million and $46 million at December 31, 2011 and 2010, respectively.

The following table provides accrued capital expenditures at December 31, 2011, 2010, and 2009, which represent noncash investing activity excluded from the statements of cash flows:

	Ameren(a)	Ameren Missouri	Ameren Illinois	Genco
2011	$107	$73	$18	$13
2010	79	53	15	8
2009	143	86	29	23

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

NOTE 4 – SHORT-TERM DEBT AND LIQUIDITY

The liquidity needs of the Ameren Companies are typically supported through the use of available cash, short-term intercompany borrowings, drawings under committed bank credit facilities, or commercial paper issuances.

The following table summarizes the borrowing activity and relevant interest rates under the 2010 Missouri Credit Agreement described below for the year ended December 31, 2011, and excludes letters of credit issued under the credit agreement:

2010 Missouri Credit Agreement ($800 million)	Ameren (Parent)	Ameren Missouri	Total
2011:
Average daily borrowings outstanding during 2011	$105	$-	$105
Outstanding credit facility borrowings at period end	-	-	-
Weighted-average interest rate during 2011	2.30%	-	2.30%
Peak credit facility borrowings during 2011(a)	$340	$-	$340
Peak interest rate during 2011	4.30%	-	4.30%
2010:
Average daily borrowings outstanding during 2010(b)	$195	$-	$195
Outstanding credit facility borrowings at period end	340	-	340
Weighted-average interest rate during 2010(b)	2.31%	-	2.31%
Peak credit facility borrowings during 2010(a)(b)	$380	$-	$380
Peak interest rate during 2010(b)	2.31%	-	2.31%

(a)	The timing of peak credit facility borrowings varies by company and therefore the amounts presented by company might not equal the total peak credit facility borrowings for the period. The simultaneous peak credit facility borrowings by the Ameren Companies under all credit facilities during 2011 and 2010 were $460 million and $925 million, respectively.
(b)	Calculated from the September 10, 2010, inception date through December 31, 2010.

The following table summarizes the borrowing activity and relevant interest rates under the 2010 Genco Credit Agreement described below for the year ended December 31, 2011:

2010 Genco Credit Agreement ($500 million)	Ameren (Parent)	Genco	Total
2011:
Average daily borrowings outstanding during 2011	$-	$41	$41
Outstanding credit facility borrowings at period end	-	-	-
Weighted-average interest rate during 2011	-	2.30%	2.30%
Peak credit facility borrowings during 2011(a)	$-	$100	$100
Peak interest rate during 2011	-	2.31%	2.31%
2010:
Average daily borrowings outstanding during 2010(b)	$36	$54	$90
Outstanding credit facility borrowings at period end	-	100	100
Weighted-average interest rate during 2010(b)	2.30%	2.31%	2.31%
Peak credit facility borrowings during 2010(a)(b)	$385	$100	$385
Peak interest rate during 2010(b)	2.31%	2.31%	2.31%

(a)	The timing of peak credit facility borrowings varies by company, and therefore the amounts presented by company might not equal the total peak credit facility borrowings for the period. The simultaneous peak credit facility borrowings by the Ameren Companies under all credit facilities during 2011 and 2010 were $460 million and $925 million, respectively.
(b)	Calculated from the September 10, 2010, inception date through December 31, 2010.

Neither Ameren nor Ameren Illinois borrowed under the 2010 Illinois Credit Agreement during the years ended December 31, 2011, and 2010, respectively.

2010 Credit Agreements

Ameren and certain of its subsidiaries entered into multiyear credit facility agreements with a large and diverse group of lenders in 2010. These facilities cumulatively provide $2.1 billion of credit through September 10, 2013. The facilities currently include 25 international, national, and regional lenders, with no lender providing more than $125 million of credit in aggregate.

On September 10, 2010, Ameren and Ameren Missouri entered into the $800 million 2010 Missouri Credit Agreement. On September 10, 2010, Ameren and Genco entered into the $500 million 2010 Genco Credit Agreement. Also on September 10, 2010, Ameren and Ameren Illinois, as successor company to CIPS, CILCO and IP, entered into the $800 million 2010 Illinois Credit Agreement.

The obligations of each borrower under the respective 2010 Credit Agreements to which it is a party are several and not joint, and, except under limited circumstances relating to expenses and indemnities, the obligations of Ameren Missouri, Ameren Illinois and Genco under the respective 2010 Credit Agreements are not guaranteed by Ameren or any other subsidiary of Ameren. The maximum aggregate amount available to each borrower under each facility is shown in the following table (such amount being such borrower’s “Borrowing Sublimit”):

	2010 Missouri Credit Agreement		2010 Genco Credit Agreement		2010 Illinois Credit Agreement
Ameren	$500		$500		$300
Ameren Missouri	500		(a	)	(a	)
Ameren Illinois	(a	)	(a	)	800
Genco	(a	)	500		(a	)

(a)	Not applicable.

Ameren has the option to seek additional commitments from existing or new lenders to increase the total facility size of the 2010 Credit Agreements to the following maximum amounts: 2010 Missouri Credit Agreement – $1.0 billion; 2010 Genco Credit Agreement – $625 million; and 2010 Illinois Credit Agreement – $1.0 billion. Each of the 2010 Credit Agreements will mature and expire on September 10, 2013. In February 2011, Ameren Illinois received approval from the ICC to extend the expiration of its Borrowing Sublimit under the 2010 Illinois Credit Agreement to September 10, 2013. In June 2011, Ameren Missouri received approval from the MoPSC to extend the expiration of its borrowing sublimit under the 2010 Missouri Credit Agreement to September 10, 2013. The principal amount of each revolving loan owed by a borrower under any of the 2010 Credit Agreements to which it is a party will be due and payable no later than September 10, 2013.

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

The 2010 Credit Agreements are used to borrow cash, to issue letters of credit, and to support borrowings under Ameren’s $500 million commercial paper program, Ameren Missouri’s $500 million commercial paper program and Ameren Illinois’ $500 million commercial paper program. Any of the 2010 Credit Agreements are available to Ameren to support borrowings under Ameren’s commercial paper program, subject to borrowing sublimits. The 2010 Missouri Credit Agreement is available to support borrowings under Ameren Missouri’s commercial paper program, and the 2010 Illinois Credit Agreement is available to support borrowings under Ameren Illinois’ commercial paper program. At December 31, 2011, Ameren had $148 million of commercial paper outstanding and $15 million of letters of credit outstanding, and Ameren Missouri and Ameren Illinois had no commercial paper or letters of credit outstanding. Based on outstanding borrowings and letters of credit issued under the 2010 Credit Agreements as of December 31, 2011, as well as commercial paper outstanding as of such date, the aggregate amount of credit capacity available under the 2010 Credit Agreements at December 31, 2011, was $1.9 billion.

$20 Million Credit Facility (Terminated)

On June 2, 2010, Ameren entered into a $20 million revolving credit facility ($20 Million Facility). Borrowings under the $20 Million Facility incurred interest at a rate equal to the applicable LIBOR plus 2.25% per annum. The obligations of Ameren under the $20 Million Facility were unsecured. No subsidiary of Ameren was a party to, guarantor of, or borrower under the facility. Ameren had no outstanding borrowings under the facility as of December 31, 2011. Ameren terminated the $20 Million Facility in January 2012. During the years ended December 31, 2011 and 2010, Ameren had average daily balances outstanding of $20 million, with a weighted-average interest rate of 2.48% and 2.54%, respectively.

Commercial Paper

At December 31, 2011, and 2010, Ameren had $148 million and $269 million of commercial paper outstanding, respectively. During the years ended December 31, 2011 and 2010, Ameren had average daily commercial paper balances outstanding of $311 million and $185 million with a weighted-average interest rate of 0.87% and 0.94%, respectively. The peak short-term commercial paper outstanding during the years ended December 31, 2011, and 2010 were $435 million and $366 million, respectively. The peak interest rate for both years was 1.46%. During 2010, the commercial paper was issued only from July through December.

Indebtedness Provisions and Other Covenants

The information below presents a summary of the Ameren Companies’ compliance with indebtedness provisions and other covenants.

The 2010 Credit Agreements contain conditions about borrowings and issuances of letters of credit, including the absence of default or unmatured default, material accuracy of representations and warranties (excluding any representation after the closing date as to the absence of material adverse change and material litigation), and obtaining required regulatory authorizations. In addition, solely as it relates to borrowings under the 2010 Illinois Credit Agreement, it is a condition for any such borrowing that, at the time of and after giving effect to such borrowing, the borrower not be in violation of any limitation on its ability to incur unsecured indebtedness contained in its articles of incorporation. The 2010 Credit Agreements also contain nonfinancial covenants, including restrictions on the ability to incur liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities.

The 2010 Credit Agreements require each of Ameren, Ameren Missouri, Ameren Illinois and Genco to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of December 31, 2011, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the 2010 Credit Agreements, were 47%, 48%, 41% and 45%, for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively. In addition, under the 2010 Genco Credit Agreement and the 2010 Illinois Credit Agreement, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of 2.0 to 1.0, to be calculated quarterly, as of the end of the most recent four fiscal quarters then ending, in accordance with the 2010 Genco Credit Agreement and the 2010 Illinois Credit Agreement, as applicable. Ameren’s ratio as of December 31, 2011 was 5.1 to 1.0. Failure of a borrower to satisfy a financial covenant constitutes an immediate default under the applicable 2010 Credit Agreement.

The 2010 Credit Agreements contain default provisions. Defaults under the 2010 Credit Agreements apply separately to each borrower; except however, that a default by Ameren Missouri, Ameren Illinois or Genco under any of the 2010 Credit Agreements will also constitute a default by Ameren under such agreement. Defaults include a cross default with respect to a borrower under the applicable 2010 Credit Agreements if that borrower defaults under any other agreement covering outstanding indebtedness of itself and certain subsidiaries (other than project finance subsidiaries and nonmaterial subsidiaries) in excess of $25 million in the aggregate. Any default of

Ameren under any 2010 Credit Agreement that exists solely as a result of a default by Ameren Missouri, Ameren Illinois or Genco thereunder will not constitute a default under any other 2010 Credit Agreement while Ameren is otherwise in compliance with all of its obligations under such other 2010 Credit Agreement. Further, a default at the Ameren level under any 2010 Credit Agreement does not trigger a default by Ameren Missouri, Ameren Illinois or Genco under such agreement.

None of the Ameren Companies’ credit facilities or other financing arrangements contains credit rating triggers that would cause an event of default or acceleration of repayment of outstanding balances. At December 31, 2011, management believes that the Ameren Companies were in compliance with the provisions and covenants of their credit facilities.

Money Pools

Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained for utility and non-state-regulated entities. Ameren Services is responsible for the operation and administration of the money pool agreements.

Utility

Ameren Missouri, Ameren Illinois and Ameren Services may participate in the utility money pool as both lenders and borrowers. Ameren and AERG may participate in the utility money pool only as lenders. Ameren Services administers the utility money pool and tracks internal and external funds separately. Internal funds are surplus funds contributed to the utility money pool from participants. The primary sources of external funds for the utility money pool are the 2010 Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings by participants, but increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. The utility money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. There were no utility money pool borrowings during the years ended December 31, 2011 and 2010.

Non-state-regulated Subsidiaries

Ameren, Ameren Services, AER, Genco, AERG, Marketing Company, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company authorization and applicable regulatory short-term borrowing authorizations, to access funding from the 2010 Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. All participants may borrow from or lend to the non-state-regulated money pool, except for Ameren Services, which may participate only as a borrower. The total amount available to the pool participants at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. The average interest rate for borrowing under the non-state-regulated subsidiary money pool for the year ended December 31, 2011, was 0.77% (2010 – 0.77%).

See Note 14 – Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the years ended December 31, 2011, 2010, and 2009.

Unilateral Borrowing Agreement

In addition, a unilateral borrowing agreement exists among Ameren, Ameren Illinois, and Ameren Services, which enables Ameren Illinois to make short-term borrowings directly from Ameren. The aggregate amount of borrowings outstanding at any time by Ameren Illinois under the unilateral borrowing agreement and the utility money pool agreement, together with any outstanding Ameren Illinois external credit facility borrowings or commercial paper issuances, may not exceed $500 million, pursuant to authorization from the ICC. Ameren Illinois is not currently borrowing under the unilateral borrowing agreement. Ameren Services is responsible for operation and administration of the unilateral borrowing agreement.

NOTE 5 – LONG-TERM DEBT AND EQUITY FINANCINGS

The following table presents long-term debt outstanding for the Ameren Companies as of December 31, 2011, and 2010:

	2011	2010
Ameren (Parent):
8.875% Senior unsecured notes due 2014	$425	$425
Less: Unamortized discount and premium	(1)	(2)
Long-term debt, net	$424	$423
Ameren Missouri:
Senior secured notes:(a)
5.25% Senior secured notes due 2012	$173	$173
4.65% Senior secured notes due 2013	200	200
5.50% Senior secured notes due 2014	104	104
4.75% Senior secured notes due 2015	114	114
5.40% Senior secured notes due 2016	260	260
6.40% Senior secured notes due 2017	425	425
6.00% Senior secured notes due 2018(b)	250	250
5.10% Senior secured notes due 2018	200	200
6.70% Senior secured notes due 2019(b)	450	450
5.10% Senior secured notes due 2019	300	300
5.00% Senior secured notes due 2020	85	85
5.50% Senior secured notes due 2034	184	184
5.30% Senior secured notes due 2037	300	300
8.45% Senior secured notes due 2039(b)	350	350
Environmental improvement and pollution control revenue bonds:
1992 Series due 2022(c)(d)	47	47
1993 5.45% Series due 2028(e)	44	44
1998 Series A due 2033(c)(d)	60	60
1998 Series B due 2033(c)(d)	50	50
1998 Series C due 2033(c)(d)	50	50
Capital lease obligations:
City of Bowling Green capital lease (Peno Creek CT)	69	74
Audrain County capital lease (Audrain County CT)	240	240
Total long-term debt, gross	3,955	3,960
Less: Unamortized discount and premium	(5)	(6)
Less: Maturities due within one year	(178)	(5)
Long-term debt, net	$3,772	$3,949

	2011	2010
Ameren Illinois:
Senior secured notes:
6.625% Senior secured notes due 2011	$-	$150
8.875% Senior secured notes due 2013(f)(h)	150	150
6.20% Senior secured notes due 2016(f)	54	54
6.25% Senior secured notes due 2016(g)	75	75
6.125% Senior secured notes due 2017(g)(i)	250	250
6.25% Senior secured notes due 2018(g)(i)	337	337
9.75% Senior secured notes due 2018(g)(i)	400	400
6.125% Senior secured notes due 2028(g)	60	60
6.70% Senior secured notes due 2036(g)	61	61
6.70% Senior secured notes due 2036(f)	42	42
Environmental improvement and pollution control revenue bonds:
6.20% Series 1992B due 2012(j)	1	1
2000 Series A 5.50% due 2014	51	51
5.90% Series 1993 due 2023(j)	32	32
5.70% 1994A Series due 2024(k)	36	36
1993 Series C-1 5.95% due 2026	35	35
1993 Series C-2 5.70% due 2026	8	8
1993 Series B-1 due 2028(d)	17	17
5.40% 1998A Series due 2028(k)	19	19
5.40% 1998B Series due 2028(k)	33	33
Fair-market value adjustments	5	5
Total long-term debt, gross	1,666	1,816
Less: Unamortized discount and premium	(8)	(9)
Less: Maturities due within one year	(1)	(150)
Long-term debt, net	$1,657	$1,657
Genco:
Unsecured notes:
Senior notes Series F 7.95% due 2032	$275	$275
Senior notes Series H 7.00% due 2018	300	300
Senior notes Series I 6.30% due 2020	250	250
Total long-term debt, gross	825	825
Less: Unamortized discount and premium	(1)	(1)
Less: Maturities due within one year	-	-
Long-term debt, net	$824	$824
Ameren consolidated long-term debt, net	$6,677	$6,853

(a)	These notes are collaterally secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any first mortgage bonds issued under the Ameren Missouri mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Based on the Ameren Missouri first mortgage bonds and senior secured notes currently outstanding, and assuming no early retirement of any series of such securities in full, we do not expect the first mortgage bond lien protection associated with these notes to fall away until 2039.
(b)	Ameren Missouri has agreed, during the life of these notes, not to optionally redeem, purchase or otherwise retire in full its first mortgage bonds. Ameren Missouri has also agreed to prevent a first mortgage bond release date from occurring as long as any of the 8.45% Senior secured notes due 2039 remain outstanding.
(c)	These bonds are secured by first mortgage bonds issued by Ameren Missouri under the Ameren Missouri mortgage indenture and have a fall-away lien provision similar to that of the company’s senior secured notes. The bonds are also backed by an insurance guarantee policy.
(d)	Interest rates, and periods during which such rates apply, vary depending on our selection of defined rate modes. Maximum interest rates could range up to 18% depending on the series of bonds. The average interest rates for 2011 and 2010 were as follows:

	2011	2010
Ameren Missouri 1992 Series	0.34%	0.47%
Ameren Missouri 1998 Series A	0.69%	0.71%
Ameren Missouri 1998 Series B	0.68%	0.73%
Ameren Missouri 1998 Series C	0.69%	0.74%
Ameren Illinois 1993 Series B-1	0.28%	0.59%

(e)

These bonds are first mortgage bonds issued by Ameren Missouri under the UE mortgage bond indenture and are secured by substantially all Ameren Missouri property and franchises. The bonds are callable at 100% of par value.

(f)	These notes are collaterally secured by first mortgage bonds issued by Ameren Illinois under the CILCO mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any series of first mortgage bonds issued under the CILCO mortgage indenture remain outstanding. Redemption, purchase, or maturity of all first mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the first mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Based on the CILCO first mortgage bonds and senior secured notes currently outstanding, and assuming no early retirement of any series of such securities in full, we do not expect the first mortgage bond lien protection associated with these notes to fall away until 2023.
(g)	These notes are collaterally secured by mortgage bonds issued by Ameren Illinois under the Ameren Illinois mortgage indenture. The notes have a fall-away lien provision and will remain secured only as long as any series of first mortgage bonds issued under the Ameren Illinois mortgage indenture remain outstanding. Redemption, purchase, or maturity of all mortgage bonds, including first mortgage bonds currently outstanding and any that may be issued in the future, would result in a release of the mortgage bonds currently securing these notes, at which time these notes would become unsecured obligations. Based on the Ameren Illinois mortgage bonds and senior secured notes currently outstanding, and assuming no early retirement of any series of such securities in full, we do not expect the mortgage bond lien protection associated with these notes to fall away until 2028.
(h)	Ameren Illinois has agreed, during the life of these notes, not to optionally redeem, purchase or otherwise retire in full its CILCO first mortgage bonds.
(i)	Ameren Illinois has agreed, during the life of these notes, not to optionally redeem, purchase or otherwise retire in full its Ameren Illinois mortgage bonds.
(j)	These bonds are first mortgage bonds issued by Ameren Illinois under the CILCO mortgage indenture and are secured by substantially all property of the former CILCO. The bonds are callable at 100% of par value.
(k)	These bonds are mortgage bonds issued by Ameren Illinois under the Ameren Illinois mortgage indenture and are secured by substantially all property of the former IP and CIPS. The bonds are callable at 100% of par value. The bonds are also backed by an insurance guarantee policy.

The following table presents the aggregate maturities of long-term debt, including current maturities, for the Ameren Companies at December 31, 2011:

	Ameren (Parent)(a)	Ameren Missouri(a)	Ameren Illinois(a)(b)	Genco(a)	Ameren Consolidated
2012	$-	$178	$1	$-	$179
2013	-	205	150	-	355
2014	425	109	51	-	585
2015	-	120	-	-	120
2016	-	266	129	-	395
Thereafter	-	3,077	1,330	825	5,232
Total	$425	$3,955	$1,661	$825	$6,866

(a)	Excludes unamortized discount and premium of $1 million, $5 million, $8 million and $1 million at Ameren (Parent), Ameren Missouri, Ameren Illinois and Genco, respectively.
(b)	Excludes $5 million related to Ameren Illinois’ long-term debt fair-market value adjustments, which are being amortized to interest expense over the remaining life of the debt.

All of the Ameren Companies expect to fund maturities of long-term debt, short-term borrowings, credit facility borrowings, commercial paper and contractual obligations through a combination of cash flow from operations and external financing. See Note 4 – Short-Term Debt and Liquidity for a discussion of external financing availability.

All classes of Ameren Missouri’s and Ameren Illinois’ preferred stock are entitled to cumulative dividends and have voting rights. The following table presents the outstanding preferred stock of Ameren Missouri and Ameren Illinois that is not subject to mandatory redemption. The preferred stock is redeemable, at the option of the issuer, at the prices shown below as of December 31, 2011 and 2010:

		Redemption Price (per share)	2011	2010
Ameren Missouri:
Without par value and stated value of $100 per share, 25 million shares authorized
$3.50 Series	130,000 shares	$110.00	$13	$13
$3.70 Series	40,000 shares	104.75	4	4
$4.00 Series	150,000 shares	105.625	15	15
$4.30 Series	40,000 shares	105.00	4	4
$4.50 Series	213,595 shares	110.00(a)	21	21
$4.56 Series	200,000 shares	102.47	20	20
$4.75 Series	20,000 shares	102.176	2	2
$5.50 Series A	14,000 shares	110.00	1	1
Total			$80	$80

		Redemption Price (per share)	2011	2010
Ameren Illinois:
With par value of $100 per share, 2 million shares authorized
4.00% Series	144,275 shares	$101.00	$14	$14
4.08% Series	45,224 shares	103.00	5	5
4.20% Series	23,655 shares	104.00	2	2
4.25% Series	50,000 shares	102.00	5	5
4.26% Series	16,621 shares	103.00	2	2
4.42% Series	16,190 shares	103.00	2	2
4.70% Series	18,429 shares	103.00	2	2
4.90% Series	73,825 shares	102.00	7	7
4.92% Series	49,289 shares	103.50	5	5
5.16% Series	50,000 shares	102.00	5	5
6.625% Series	124,273.75 shares	100.00	12	12
7.75% Series	4,542 shares	100.00	1	1
Total			$62	$62
Total Ameren			$142	$142

(a)	In the event of voluntary liquidation, $105.50.

Pursuant to the Ameren Illinois Merger: (i) every two shares of each series of IP preferred stock outstanding immediately prior to the Ameren Illinois Merger were automatically converted into one share of a newly created series of Ameren Illinois preferred stock having the same payment and redemption terms as the existing series of IP preferred stock, except to the extent that IP preferred stockholders exercised their dissenters’ rights in accordance with Illinois law; and (ii) each outstanding share of CIPS common and preferred stock remained outstanding, except to the extent that CIPS preferred stockholders exercised their dissenters’ rights in accordance with Illinois law. Stockholders holding 8,337 shares and 423 shares of CIPS and IP preferred stock, respectively, exercised their dissenter’s rights.

In addition, Ameren has 100 million shares of $0.01 par value preferred stock authorized, with no shares outstanding. Ameren Missouri has 7.5 million shares of $1 par value preference stock authorized, with no such preference stock outstanding. Ameren Illinois has 2.6 million shares of no par value preferred stock authorized, with no shares outstanding.

Ameren

A Form S-3 registration statement was filed by Ameren with the SEC in June 2011, authorizing the offering of 6 million additional shares of its common stock under DRPlus. Shares of common stock sold under DRPlus are, at Ameren’s option, newly issued shares, treasury shares, or shares purchased in the open market or in privately negotiated transactions. In 2012, Ameren plans for shares to be purchased in the open market for DRPlus and its 401(k) plan. Under DRPlus and its 401(k) plan, Ameren issued 2.2 million, 3.0 million, and 3.2 million shares of common stock in 2011, 2010, and 2009, respectively, which were valued at $65 million, $80 million, and $82 million for the respective years.

In February 2010, CILCORP completed a covenant defeasance of its remaining outstanding 9.375% senior bonds due 2029 by depositing $3 million in U.S. government obligations and cash with the indenture trustee. This deposit will be used solely to satisfy the principal and remaining interest obligations on these bonds. In connection with this covenant defeasance, the lien on the capital stock of CILCO securing these bonds was released.

Ameren Missouri

In August 2010, Ameren Missouri redeemed all $33 million of its $7.64 Series preferred stock at $100.85 per share, plus accrued and unpaid dividends.

In September 2010, Ameren Missouri redeemed all $66 million of its 7.69% Series A subordinated deferrable interest debentures at a redemption price of 102.692% of the principal amount plus accrued interest.

Ameren Illinois

In June 2011, Ameren Illinois’ 6.625% $150 million senior secured notes matured and were repaid and retired using available cash on hand.

In August 2010, Ameren Illinois (formerly CILCO) redeemed all of the 111,264 outstanding shares of its 4.50% Series preferred stock at $110 per share and all of the 79,940 shares of its 4.64% Series preferred stock at $102 per share, plus, in each case, accrued and unpaid dividends. These preferred shares were redeemed in connection with the Ameren Illinois Merger.

In September 2010, Ameren Illinois (formerly CIPS) redeemed all $40 million of its 7.61% Series 1997-2 first mortgage bonds at a redemption price of 101.52% of the principal amount, plus accrued interest. These bonds were redeemed in connection with the Ameren Illinois Merger.

In September 2010, Ameren contributed to the capital of Ameren Illinois (formerly IP), without the payment of any consideration, all of the IP preferred stock owned by Ameren ($33 million). IP cancelled these preferred shares. This transaction was completed in connection with the Ameren Illinois Merger.

See Note 16 – Corporate Reorganization and Discontinued Operations for additional information.

Genco

In November 2010, Genco’s $200 million 8.35% senior notes matured and were retired with available cash on hand.

Indenture Provisions and Other Covenants

Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. However, a failure to achieve these ratios would not result in a default under these covenants and provisions but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges and dividend coverage ratios and bonds and preferred stock issuable as of December 31, 2011, at an assumed interest rate of 6% and dividend rate of 7%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	≥2.0	3.2	$1,971		≥2.5	84.9	$1,610
Ameren Illinois	≥2.0	7.2	3,335	(d)	≥1.5	3.1	203

(a)	Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.
(b)	Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $89 million and $765 million at Ameren Missouri and Ameren Illinois, respectively.
(c)	Coverage required on the annual dividend on preferred stock outstanding and to be issued, as required in the respective company’s articles of incorporation.
(d)	Amount of bonds issuable by Ameren Illinois based on unfunded property additions and retired bonds solely under the former IP mortgage indenture.

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

Ameren Missouri, Ameren Illinois, Genco and certain other nonregistrant Ameren subsidiaries are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for any officer or director of a public utility, as defined in the Federal Power Act, to participate in the making or paying of any dividend from any funds “properly included in capital account.” The meaning of this limitation has never been clarified under the Federal Power Act or FERC regulations. However, FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividends are not excessive, and (3) there is no self-dealing on the part of corporate officials. At a minimum, Ameren believes that dividends can be paid by its subsidiaries that are public utilities from net income and retained earnings. In addition, under Illinois law, Ameren Illinois may not pay any dividend on their respective stock, unless, among other things, their respective earnings and earned surplus are sufficient to declare and pay a dividend after provision is made for reasonable and proper reserves, or unless Ameren Illinois has specific authorization from the ICC.

Ameren Illinois’ articles of incorporation require its dividend payments on common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois committed to FERC to maintain a minimum 30% ratio of common stock equity to total capitalization after the Ameren Illinois Merger and AERG distribution. As of December 31, 2011, Ameren Illinois’ ratio of common stock equity to total capitalization was 58%.

Genco’s indenture includes provisions that require Genco to maintain certain interest coverage and debt-to-capital ratios in order for Genco to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third-party indebtedness. The following table summarizes these ratios for the 12 months ended and as of December 31, 2011:

	Required Interest Coverage Ratio	Actual Interest Coverage Ratio	Required Debt-to- Capital Ratio	Actual Debt-to- Capital Ratio
Genco	≥1.75(a)/2.50(b)	4.3	≤60% (b)	43%

(a)

A minimum interest coverage ratio of 1.75 is required for Genco to make certain restricted payments, as defined, including specified dividend payments and, principal and interest payments on subordinated borrowings. As of the date of the restricted payment, the minimum ratio must have been achieved for the most recently ended four fiscal quarters and projected by management to be achieved for each of the subsequent four six-month periods. Investments in the non-state-regulated subsidiary money pool and repayments of non-state-regulated subsidiary money pool borrowings are not subject to this incurrence test.
(b)	A minimum interest coverage ratio of 2.50 for the most recently ended four fiscal quarters and a debt-to-capital ratio of no greater than 60% are required for Genco to incur additional indebtedness, as defined, other than permitted indebtedness, as defined, for borrowed money. The ratios must be computed on a pro forma basis considering the additional indebtedness to be incurred and the related interest expense. Non-state-regulated subsidiary money pool borrowings are defined as permitted indebtedness and are not subject to these incurrence tests. Credit facility borrowings, including borrowings under the 2010 Genco Credit Agreement, and other borrowings from third-party, external sources are included in the definition of indebtedness and are subject to these incurrence tests.

Genco’s debt incurrence-related ratio restrictions under its indenture may be disregarded if both Moody’s and S&P reaffirm the ratings of Genco in place at the time of the debt incurrence after considering the additional indebtedness.

In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.

Off-Balance-Sheet Arrangements

At December 31, 2011, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.

NOTE 6 – OTHER INCOME AND EXPENSES

The following table presents the components of “Other Income and Expenses” in the Ameren Companies’ statements of income for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Ameren:(a)
Miscellaneous income:
Interest and dividend income	$4	$5	$2
Interest income on industrial development revenue bonds	28	28	28
Allowance for equity funds used during construction	34	52	36
Other	3	5	5
Total miscellaneous income	$69	$90	$71
Miscellaneous expense:
Donations	$8	$19	$12
Other	15	14	11
Total miscellaneous expense	$23	$33	$23
Ameren Missouri:
Miscellaneous income:
Interest and dividend income	$2	$3	$1
Interest income on industrial development revenue bonds	28	28	28
Allowance for equity funds used during construction	30	50	33
Other	1	2	1
Total miscellaneous income	$61	$83	$63
Miscellaneous expense:
Donations	$3	$8	$3
Other	7	5	4
Total miscellaneous expense	$10	$13	$7
Ameren Illinois:
Miscellaneous income:
Interest and dividend income	$1	$1	$6
Allowance for equity funds used during construction	4	2	2
Other	2	4	4
Total miscellaneous income	$7	$7	$12
Miscellaneous expense:
Donations	$1	$5	$4
Other	5	8	6
Total miscellaneous expense	$6	$13	$10
Genco:
Miscellaneous income:
Other	$1	$1	$1
Total miscellaneous income	$1	$1	$1
Miscellaneous expense:
Other	$-	$1	$1
Total miscellaneous expense	$-	$1	$1

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

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

The following table presents open gross derivative volumes by commodity type as of December 31, 2011 and 2010:

	Quantity (in millions, except as indicated)
Commodity	NPNS Contracts(a)				Cash Flow Hedges(b)				Other Derivatives(c)				Derivatives That Qualify for Regulatory Deferral(d)
	2011		2010		2011		2010		2011		2010		2011		2010
Coal (in tons)
Ameren Missouri	116		46		(e	)	(e	)	(e	)	(e	)	(e	)	(e	)
Genco	24		21		(e	)	(e	)	(e	)	(e	)	(e	)	(e	)
Other(f)	7		6		(e	)	(e	)	(e	)	(e	)	(e	)	(e	)
Ameren	147		73		(e	)	(e	)	(e	)	(e	)	(e	)	(e	)
Fuel oils (in gallons)(g)
Ameren Missouri	(e	)	(e	)	(e	)	(e	)	(e	)	(e	)	53		80
Genco	(e	)	(e	)	(e	)	(e	)	27		43		(e	)	(e	)
Other(f)	(e	)	(e	)	(e	)	(e	)	9		12		(e	)	(e	)
Ameren	(e	)	(e	)	(e	)	(e	)	36		55		53		80
Natural gas (in mmbtu)
Ameren Missouri	8		13		(e	)	(e	)	9		2		19		21
Ameren Illinois	42		85		(e	)	(e	)	(e	)	(e	)	174		173
Genco	(e	)	(e	)	(e	)	(e	)	7		3		(e	)	(e	)
Other(f)	(e	)	(e	)	(e	)	(e	)	1		16		(e	)	(e	)
Ameren	50		98		(e	)	(e	)	17		21		193		194
Power (in megawatthours)
Ameren Missouri	1		2		(e	)	(e	)	1		1		6		5
Ameren Illinois	11		(e	)	(e	)	(e	)	(e	)	(e	)	24		26
Genco	(e	)	(e	)	(e	)	(e	)	-		3		(e	)	(e	)
Other(f)	61		61		17		2		30		57		(9)		(13)
Ameren	73		63		17		2		31		61		21		18
Uranium (pounds in thousands)
Ameren Missouri & Ameren	5,553		5,810		(e	)	(e	)	(e	)	(e	)	148		185

(a)	Contracts through December 2017, March 2015, September 2035, and October 2024 for coal, natural gas, power, and uranium, respectively, as of December 31, 2011.
(b)	Contracts through December 2014 for power as of December 31, 2011.
(c)	Contracts through October 2014, December 2012, and December 2015 for fuel oils, natural gas, and power, respectively, as of December 31, 2011.
(d)	Contracts through October 2014, October 2016, May 2032, and December 2013 for fuel oils, natural gas, power, and uranium, respectively, as of December 31, 2011.
(e)	Not applicable.
(f)	Includes AERG contracts for coal and fuel oils, Marketing Company contracts for natural gas and power, and intercompany eliminations for power.
(g)	Fuel oils consist of heating and crude oil.

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

The following table presents the carrying value and balance sheet location of all derivative instruments as of December 31, 2011 and 2010:

	Balance Sheet Location	Ameren(a)	Ameren Missouri			Ameren Illinois			Genco
2011:
Derivative assets designated as hedging instruments
Commodity contracts:
Power	MTM derivative assets	$8	$	(b	)	$	(b	)	$-
	Other assets	16		-			-		-
	Total assets	$24		$-			$-		$-
Derivative liabilities designated as hedging instruments
Commodity contracts:
Power	Other deferred credits and liabilities	$1		$-			$-		$-
	Total liabilities	$1		$-			$-		$-
Derivative assets not designated as hedging instruments(c)
Commodity contracts:
Fuel oils	MTM derivative assets	$29	$	(b	)	$	(b	)	$10
	Other current assets	-		17			-		-
	Other assets	8		6			-		1
Natural gas	MTM derivative assets	6		(b	)		(b	)	2
	Other current assets	-		2			1		-
	Other assets	-		-			1		-
Power	MTM derivative assets	72		(b	)		(b	)	-
	Other current assets	-		30			-		-
	Other assets	99		-			77		-
	Total assets	$214		$55			$79		$13

	Balance Sheet Location	Ameren(a)		Ameren Missouri			Ameren Illinois			Genco
Derivative liabilities not designated as hedging instruments(c)
Commodity contracts:
Fuel oils	MTM derivative liabilities	$2		$	(b	)		$-		$1
	Other current liabilities	-			1			-		-
Natural gas	MTM derivative liabilities	106			(b	)		90		2
	Other current liabilities	-			13			-		-
	Other deferred credits and liabilities	92			13			79		-
Power	MTM derivative liabilities	53			(b	)		9		-
	MTM derivative liabilities - affiliates	(b	)		(b	)		200		-
	Other current liabilities	-			9			-		-
	Other deferred credits and liabilities	26			-			8		-
Uranium	Other deferred credits and liabilities	1			1			-		-
	Total liabilities	$280			$37			$386		$3
2010:
Derivative assets designated as hedging instruments
Commodity contracts:
Power	MTM derivative assets	$3		$	(b	)	$	(b	)	$-
	Other assets	2			-			-		-
	Total assets	$5			$-			$-		$-
Derivative liabilities designated as hedging instruments
Commodity contracts:
Power	MTM derivative liabilities	$1		$	(b	)		$-		$-
	Total liabilities	$1			$-			$-		$-
Derivative assets not designated as hedging instruments(c)
Commodity contracts:
Fuel oils	MTM derivative assets	$42		$	(b	)	$	(b	)	$14
	Other current assets	-			24			-		-
	Other assets	22			13			-		7
Natural gas	MTM derivative assets	4			(b	)		(b	)	1
	Other current assets	-			1			1		-
	Other assets	1			-			1		-
Power	MTM derivative assets	78			(b	)		(b	)	11
	Other current assets	-			8			2		-
	Other assets	20			-			6		-
Uranium	MTM derivative assets	2			(b	)		(b	)	-
	Other current assets	-			2			-		-
	Total assets	$169			$48			$10		$33
Derivative liabilities not designated as hedging instruments(c)
Commodity contracts:
Fuel oils	MTM derivative liabilities	$12		$	(b	)		$-		$4
	Other current liabilities	-			7			-		-
	Other deferred credits and liabilities	1			-			-		-
Natural gas	MTM derivative liabilities	87			(b	)		73		2
	Other current liabilities	-			11			-		-
	Other deferred credits and liabilities	84			13			70		-
Power	MTM derivative liabilities	61			(b	)		9		3
	MTM derivative liabilities - affiliates	(b	)		(b	)		172		5
	Other current liabilities	-			6			-		-
	Other deferred credits and liabilities	7			-			179		-
	Total liabilities	$252			$37			$503		$14

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Balance sheet line item not applicable to registrant.
(c)	Includes derivatives subject to regulatory deferral.

The following table presents the cumulative amount of pretax net gains (losses) on all derivative instruments in accumulated OCI and regulatory assets or regulatory liabilities as of December 31, 2011 and 2010:

	Ameren	Ameren Missouri	Ameren Illinois	Genco	Other(a)
2011:
Cumulative gains (losses) deferred in accumulated OCI:
Power derivative contracts(b)	$19	$-	$-	$-	$19
Interest rate derivative contracts(c)(d)	(8)	-	-	(8)	-
Cumulative gains (losses) deferred in regulatory liabilities or assets:
Fuel oils derivative contracts(e)	19	19	-	-	-
Natural gas derivative contracts(f)	(191)	(24)	(167)	-	-
Power derivative contracts(g)	81	21	(140)	-	200
Uranium derivative contracts(h)	(1)	(1)	-	-	-
2010:
Cumulative gains (losses) deferred in accumulated OCI:
Power derivative contracts(b)	$8	$-	$-	$-	$8
Interest rate derivative contracts(c)(d)	(9)	-	-	(9)	-
Cumulative gains (losses) deferred in regulatory liabilities or assets:
Fuel oils derivative contracts(e)	19	19	-	-	-
Natural gas derivative contracts(f)	(165)	(24)	(141)	-	-
Power derivative contracts(g)	1	3	(352)	-	350
Uranium derivative contracts(h)	2	2	-	-	-

(a)	Includes amounts for Marketing Company and intercompany eliminations.
(b)	Represents net gains associated with power derivative contracts at Ameren. These contracts are a partial hedge of electricity price exposure through December 2014 as of December 31, 2011. Current gains of $5 million and $8 million were recorded at Ameren as of December 31, 2011, and December 31, 2010, respectively.
(c)	Includes net gains associated with interest rate swaps at Genco that were a partial hedge of the interest rate on debt issued in June 2002. The swaps cover the first 10 years of debt that has a 30-year maturity, and the gain in OCI is amortized over a 10-year period that began in June 2002. The carrying value at December 31, 2011, and December 31, 2010 was less than $1 million and less than $1 million, respectively. The balance of the gain will be amortized by June 2012.
(d)	Includes net losses associated with interest rate swaps at Genco. The swaps were executed during the fourth quarter of 2007 as a partial hedge of interest rate risks associated with Genco’s April 2008 debt issuance. The loss on the interest rate swaps is being amortized over a 10-year period that began in April 2008. The carrying value at December 31, 2011, and December 31, 2010, was a loss of $9 million and a loss of $10 million, respectively. Over the next 12 months, $1.4 million of the loss will be amortized.
(e)	Represents net gains on fuel oils derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s transportation costs for coal through October 2014 as of December 31, 2011. Current gains deferred as regulatory liabilities include $16 million and $16 million at Ameren and Ameren Missouri as of December 31, 2011, respectively. Current losses deferred as regulatory assets include $1 million and $1 million at Ameren and Ameren Missouri as of December 31, 2011, respectively. Current gains deferred as regulatory liabilities include $13 million and $13 million at Ameren and Ameren Missouri as of December 31, 2010, respectively. Current losses deferred as regulatory assets include $6 million and $6 million at Ameren and Ameren Missouri as of December 31, 2010, respectively.
(f)	Represents net losses associated with natural gas derivative contracts. These contracts are a partial hedge of natural gas requirements through October 2016 at Ameren, Ameren Missouri, and Ameren Illinois in each case as of December 31, 2011. Current gains deferred as regulatory liabilities include $1 million and $1 million at Ameren and Ameren Illinois, respectively, as of December 31, 2011. Current losses deferred as regulatory assets include $101 million, $11 million, and $90 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of December 31, 2011. Current gains deferred as regulatory liabilities include $2 million, $1 million, and $1 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively, as of December 31, 2010. Current losses deferred as regulatory assets include $84 million, $11 million, and $73 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of December 31, 2010.
(g)	Represents net losses associated with power derivative contracts. These contracts are a partial hedge of power price requirements through May 2032 at Ameren and Ameren Illinois and through December 2015 at Ameren Missouri, in each case as of December 31, 2011. Current gains deferred as regulatory liabilities include $29 million and $29 million at Ameren and Ameren Missouri, respectively, as of December 31, 2011. Current losses deferred as regulatory assets include $17 million, $8 million, and $209 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of December 31, 2011. Current gains deferred as regulatory liabilities include $8 million, $6 million, and $2 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of December 31, 2010. Current losses deferred as regulatory assets include $13 million, $3 million, and $181 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of December 31, 2010.
(h)	Represents net gains(losses) on uranium derivative contracts at Ameren Missouri. These contracts are a partial hedge of our uranium requirements through December 2013 as of December 31, 2011. Current losses deferred as regulatory assets include less than $1 million and less than $1 million at Ameren and Ameren Missouri as of December 31, 2011, respectively. Current gains deferred as regulatory liabilities include $2 million at Ameren and $2 million at Ameren Missouri as of December 31, 2010.

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

Concentrations of Credit Risk

In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into one of eight groupings according to the primary business in which each engages. The following table presents the maximum exposure, as of December 31, 2011, and 2010, if counterparty groups were to fail completely to perform on contracts by grouping. The maximum exposure is based on the gross fair value of financial instruments, including NPNS contracts, which excludes collateral held, and does not consider the legally binding right to net transactions based on master trading and netting agreements.

	Affiliates(a)	Coal Producers	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives	Oil and Gas Companies	Retail Companies	Total
2011:
AMO	$1	$35	$1	$4	$26	$4	$-	$-	$71
AIC	-	-	84	-	1	-	-	-	85
Genco	-	1	1	2	6	-	3	-	13
Other(b)	275	1	3	10	51	194	-	87	621
Ameren	$276	$37	$89	$16	$84	$198	$3	$87	$790
2010:
AMO	$-	$21	$1	$2	$5	$11	$1	$-	$41
AIC	-	-	3	-	1	-	-	-	4
Genco	-	6	2	1	1	-	6	-	16
Other(b)	410	3	10	19	65	539	3	72	1,121
Ameren	$410	$30	$16	$22	$72	$550	$10	$72	$1,182

(a)	Primarily composed of Marketing Company’s exposure to Ameren Illinois related to financial contracts. The exposure is not eliminated at the consolidated Ameren level for purposes of this disclosure, as it is calculated without regard to the offsetting affiliate counterparty’s liability position. See Note 14 – Related Party Transactions for additional information on these financial contracts.
(b)	Includes amounts for Marketing Company, AERG, and AFS.

The potential loss on counterparty exposures is reduced by the application of master trading and netting agreements and collateral held to the extent of reducing the exposure to zero. Collateral includes both cash collateral and other collateral held. The amount of cash collateral held by Marketing Company from counterparties and based on the contractual rights under the agreements to seek collateral and the maximum exposure as calculated under the individual master trading and netting agreements was less than $1 million and $1 million from retail companies at December 31, 2011 and 2010, respectively. There was no cash collateral held at Ameren registrant subsidiaries. As of December 31, 2011, other collateral used to reduce exposure consisted of letters of credit in the amount of $9 million, $1 million, $1 million, and $7 million held by Ameren, Ameren Missouri, Genco, and Marketing Company, respectively. As of December 31, 2010, other collateral used to reduce exposure consisted of letters of credit in the amount of $28 million and $1 million held by Ameren and Ameren Illinois, respectively. The following table presents the potential loss after consideration of the application of master trading and netting agreements and collateral held as of December 31, 2011 and 2010:

	Affiliates(a)	Coal Producers	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives	Oil and Gas Companies	Retail Companies	Total
2011:
AMO	$1	$35	$1	$3	$22	$4	$-	$-	$66
AIC	-	-	84	-	-	-	-	-	84
Genco	-	-	-	1	1	-	2	-	4
Other(b)	273	-	3	5	42	187	-	86	596
Ameren	$274	$35	$88	$9	$65	$191	$2	$86	$750
2010:
AMO	$-	$8	$-	$1	$2	$10	$-	$-	$21
AIC	-	-	2	-	-	-	-	-	2
Genco	-	1	1	1	1	-	5	-	9
Other(b)	404	1	8	7	56	513	2	71	1,062
Ameren	$404	$10	$11	$9	$59	$523	$7	$71	$1,094

(a)	Primarily comprised of Marketing Company’s exposure to Ameren Illinois related to financial contracts. The exposure is not eliminated at the consolidated Ameren level for purposes of this disclosure, as it is calculated without regard to the offsetting affiliate counterparty’s liability position. See Note 14 – Related Party Transactions for additional information on these financial contracts.
(b)	Includes amounts for Marketing Company, AERG, and AFS.

Derivative Instruments with Credit Risk-Related Contingent Features

Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of December 31, 2011, and 2010, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that could be required to be posted with counterparties. The additional collateral required is the net liability position allowed under the master trading and netting agreements assuming (1) the credit risk-related contingent features underlying these agreements were triggered on December 31, 2011, or 2010, respectively, and (2) those counterparties with rights to do so requested collateral:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2011:
Ameren Missouri	$102	$8	$86
Ameren Illinois	220	96	125
Genco	55	1	58
Other(c)	79	11	63
Ameren	$456	$116	$332
2010:
Ameren Missouri	$105	$7	$93
Ameren Illinois	233	109	111
Genco	31	-	28
Other(c)	62	18	42
Ameren	$431	$134	$274

(a)	Prior to consideration of master trading and netting agreements and including NPNS contract exposures.
(b)	As collateral requirements with certain counterparties are based on master trading and netting agreements, the aggregate amount of additional collateral required to be posted is determined after consideration of the effects of such agreements.
(c)	Includes amounts for Marketing Company and Ameren (parent).

Cash Flow Hedges

The following table presents the pretax net gain or loss for the year ended December 31, 2011 and 2010, associated with derivative instruments designated as cash flow hedges:

	Gain (Loss) Recognized in OCI(a)	Location of (Gain) Loss Reclassified from Accumulated OCI into Income(b)	(Gain) Loss Reclassified from Accumulated OCI into Income(b)		Location of Gain (Loss) Recognized in Income(c)	Gain (Loss) Recognized in Income(c)
2011:
Ameren:(d)
Power	$6	Operating Revenues - Electric	$5		Operating Revenues - Electric	$(10)
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
Genco:
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
2010:
Ameren:(d)
Power	$(2)	Operating Revenues - Electric	$(14)		Operating Revenues - Electric	$(3)
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
Genco:
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-

(a)	Effective portion of gain (loss).
(b)	Effective portion of (gain) loss on settlements.
(c)	Ineffective portion of gain (loss) and amount excluded from effectiveness testing.
(d)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
(e)	Represents interest rate swaps settled in prior periods. The cumulative gain and loss on the interest rate swaps is being amortized into income over a 10-year period.
(f)	Less than $1 million.

Other Derivatives

The following table represents the net change in market value associated with derivatives not designated as hedging instruments for the years ended December 31, 2011 and 2010:

		Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
			2011	2010
Ameren(a)	Fuel oils	Operating Expenses - Fuel	$(1)	$9
	Natural gas (generation)	Operating Expenses - Fuel	2	-
	Power	Operating Revenues - Electric	(2)	9
		Total	$(1)	$18
Ameren Missouri	Natural gas (generation)	Operating Expenses - Fuel	$(1)	$1
Genco	Fuel oils	Operating Expenses - Fuel	$(1)	$7
	Natural gas (generation)	Operating Expenses - Fuel	2	-
	Power	Operating Revenues	(3)	1
		Total	$(2)	$8

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Derivatives Subject to Regulatory Deferral

The following table represents the net change in market value associated with derivatives that qualify for regulatory deferral for the years ended December 31, 2011 and 2010:

		Gain (Loss) Recognized In Regulatory Liabilities or Regulatory Assets
		2011	2010
Ameren(a)	Fuel oils	$-	$14
	Natural gas	(26)	(91)
	Power	80	12
	Uranium	(3)	4
	Total	$51	$(61)
Ameren	Fuel oils	$-	$14
Missouri	Natural gas	-	(11)
	Power	18	4
	Uranium	(3)	4
	Total	$15	$11
Ameren	Natural gas	$(26)	$(80)
Illinois	Power	212	70
	Total	$186	$(10)

(a)	Includes amounts for intercompany eliminations.

As part of the 2007 Illinois Electric Settlement Agreement and subsequent Illinois power procurement processes, Ameren Illinois entered into financial contracts with Marketing Company. These financial contracts are derivative instruments. They are accounted for as cash flow hedges by Marketing Company and as derivatives that qualify for regulatory deferral by Ameren Illinois. Consequently, Ameren Illinois and Marketing Company record the fair value of the contracts on their respective balance sheets and the changes to the fair value in regulatory assets or liabilities by Ameren Illinois and OCI by Marketing Company. In Ameren’s consolidated financial statements, all financial statement effects of the derivative instruments entered into among affiliates were eliminated. See Note 14 – Related Party Transactions for additional information on these financial contracts. The following table presents the fair value of the financial contracts included on Ameren Illinois’ balance sheet at December 31, 2011 and 2010:

		2011	2010
Ameren	MTM derivative liabilities - affiliates	$200	$172
Illinois	Other deferred credits and liabilities	-	178
	Total	$200	$350

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

Level 1: Inputs based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities are primarily exchange-traded derivatives and assets, including cash and cash equivalents and listed equity securities, such as those held in Ameren Missouri’s Nuclear Decommissioning Trust Fund.

Level 2: Market-based inputs corroborated by third-party brokers or exchanges based on transacted market data. Level 2 assets and liabilities include certain assets held in Ameren Missouri’s Nuclear Decommissioning Trust Fund, including corporate bonds and other fixed-income securities, U.S. treasury and agency securities, and certain over-the-counter derivative instruments, including natural gas swaps and financial power transactions. Derivative instruments classified as Level 2 are valued by corroborated observable inputs, such as pricing services or prices from similar instruments that trade in liquid markets. Our development and corroboration process entails obtaining multiple quotes or prices from outside sources. To derive our forward view to price our derivative instruments at fair value, we average the midpoints of the bid/ask spreads. To validate forward prices obtained from outside parties, we compare the pricing to recently settled market transactions. Additionally, a review of all sources is performed to identify any anomalies or potential errors. Further, we consider the volume of transactions on certain trading platforms in our reasonableness assessment of the averaged midpoint.

Level 3: Unobservable inputs that are not corroborated by market data. Level 3 assets and liabilities are valued by internally developed models and assumptions or methodologies that use significant unobservable inputs. Level 3 assets and liabilities include derivative instruments that trade in less liquid markets, where pricing is largely unobservable, including the financial contracts entered into between Ameren Illinois and Marketing Company. We value Level 3 instruments by using pricing models with inputs that are often unobservable in the market, as well as certain internal assumptions. Our development and corroboration process entails obtaining multiple quotes or prices from outside sources. As a part of our reasonableness review, an evaluation of all sources is performed to identify any anomalies or potential errors.

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

In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing as well as any potential credit enhancements into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. Ameren recorded net losses of $2 million, net gains of less than $1 million, and net losses of less than $1 million in 2011, 2010 and 2009, respectively, related to valuation adjustments for counterparty default risk. Genco recorded net losses of less than $1 million, net gains of less than $1 million, and net gains of less than $1 million in 2011, 2010, and 2009, respectively, related to valuation adjustments for counterparty default risk. At December 31, 2011, the counterparty default risk (asset)/liability valuation adjustment related to derivative contracts totaled $1 million, less than $1 million, $19 million, and less than $(1) million for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively. At December 31, 2010, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $2 million, less than $1 million, $21 million, and less than $1 million for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren(a)	Derivative assets - commodity contracts(b):
	Fuel oils	$33	$-	$4	$37
	Natural gas	4	-	2	6
	Power	-	2	193	195
	Nuclear Decommissioning Trust Fund(c):
	Cash and cash equivalents	3	-	-	3
	Equity securities:
	U.S. large capitalization	234	-	-	234
	Debt securities:
	Corporate bonds	-	44	-	44
	Municipal bonds	-	1	-	1
	U.S. treasury and agency securities	-	65	-	65
	Asset-backed securities	-	10	-	10
	Other	-	1	-	1
Ameren	Derivative assets - commodity contracts(b):
Missouri	Fuel oils	20	-	3	23
	Natural gas	2	-	-	2
	Power	-	1	29	30
	Nuclear Decommissioning Trust Fund(c):
	Cash and cash equivalents	3	-	-	3
	Equity securities:
	U.S. large capitalization	234	-	-	234
	Debt securities:
	Corporate bonds	-	44	-	44
	Municipal bonds	-	1	-	1
	U.S. treasury and agency securities	-	65	-	65
	Asset-backed securities	-	10	-	10
	Other	-	1	-	1
Ameren	Derivative assets - commodity contracts(b):
Illinois	Natural gas	-	-	2	2
	Power	-	-	77	77
Genco	Derivative assets - commodity contracts(b):
	Fuel oils	10	-	1	11
	Natural gas	2	-	-	2
Liabilities:
Ameren(a)	Derivative liabilities - commodity contracts(b):
	Fuel oils	$2	$-	$-	$2
	Natural gas	22	-	176	198
	Power	-	2	78	80
	Uranium	-	-	1	1
Ameren	Derivative liabilities - commodity contracts(b):
Missouri	Fuel oils	1	-	-	1
	Natural gas	12	-	14	26
	Power	-	1	8	9
	Uranium	-	-	1	1
Ameren	Derivative liabilities - commodity contracts(b):
Illinois	Natural gas	7	-	162	169
	Power	-	-	217	217
Genco	Derivative liabilities - commodity contracts(b):
	Fuel oils	1	-	-	1
	Natural gas	2	-	-	2

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	The derivative asset and liability balances are presented net of counterparty credit considerations.
(c)	Balance excludes $(1) million of receivables, payables, and accrued income, net.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren(a)	Derivative assets - commodity contracts(b):
	Fuel oils	$-	$-	$64	$64
	Natural gas	3	-	2	5
	Power	-	17	86	103
	Uranium	-	-	2	2
	Nuclear Decommissioning Trust Fund(c):
	Cash and cash equivalents	1	-	-	1
	Equity securities:
	U.S. large capitalization	228	-	-	228
	Debt securities:
	Corporate bonds	-	40	-	40
	Municipal bonds	-	2	-	2
	U.S. treasury and agency securities	-	50	-	50
	Asset-backed securities	-	14	-	14
	Other	-	1	-	1
Ameren	Derivative assets - commodity contracts(b):
Missouri	Fuel oils	-	-	37	37
	Natural gas	-	-	1	1
	Power	-	3	5	8
	Uranium	-	-	2	2
	Nuclear Decommissioning Trust Fund(c):
	Cash and cash equivalents	1	-	-	1
	Equity securities:
	U.S. large capitalization	228	-	-	228
	Debt securities:
	Corporate bonds	-	40	-	40
	Municipal bonds	-	2	-	2
	U.S. treasury and agency securities	-	50	-	50
	Asset-backed securities	-	14	-	14
	Other	-	1	-	1
Ameren	Derivative assets - commodity contracts(b):
Illinois	Natural gas	-	-	2	2
	Power	-	-	8	8
Genco	Derivative assets - commodity contracts(b):
	Fuel oils	-	-	21	21
	Natural gas	1	-	-	1
	Power	-	-	11	11
Liabilities:
Ameren(a)	Derivative liabilities - commodity contracts(b):
	Fuel oils	$-	$-	$13	$13
	Natural gas	21	-	150	171
	Power	-	19	50	69
Ameren	Derivative liabilities - commodity contracts(b):
Missouri	Fuel oils	-	-	7	7
	Natural gas	9	-	15	24
	Power	-	3	3	6
Ameren	Derivative liabilities - commodity contracts(b):
Illinois	Natural gas	7	-	136	143
	Power	-	-	360	360
Genco	Derivative liabilities - commodity contracts(b):
	Fuel oils	-	-	4	4
	Natural gas	2	-	-	2
	Power	-	-	8	8

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	The derivative asset and liability balances are presented net of counterparty credit considerations.
(c)	Balance excludes $1 million of receivables, payables, and accrued income, net.

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

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy as of December 31, 2011:

	Net derivative commodity contracts
	Ameren Missouri	Ameren Illinois			Genco			Other(c)			Ameren
Fuel oils:
Beginning balance at January 1, 2011	$30	$	(a	)		$17			$4		$51
Realized and unrealized gains (losses):
Included in earnings(b)	-		(a	)		12			4		16
Included in regulatory assets/liabilities	19		(a	)		(a	)		(a	)	19
Total realized and unrealized gains (losses)	19		(a	)		12			4		35
Purchases	4		(a	)		1			-		5
Sales	(1)		(a	)		-			-		(1)
Settlements	(30)		(a	)		(20)			(6)		(56)
Transfers out of Level 3	(19)		(a	)		(9)			(2)		(30)
Ending balance at December 31, 2011	$3	$	(a	)		$1			$-		$4
Change in unrealized gains (losses) related to assets/liabilities held at December 31,2011	$(11)	$	(a	)		$(5)			$(2)		$(18)
Natural gas:
Beginning balance at January 1, 2011	$(14)		$(134)			$-			$-		$(148)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(8)		(107)			(a	)		(a	)	(115)
Total realized and unrealized gains (losses)	(8)		(107)			(a	)		(a	)	(115)
Purchases	-		1			-			-		1
Sales	-		(1)			-			-		(1)
Settlements	8		81			-			-		89
Ending balance at December 31, 2011	$(14)		$(160)			$-			$-		$(174)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2011	$(6)		$(72)			$-			$-		$(78)
Power:
Beginning balance at January 1, 2011	$2		$(352)			$3			$383		$36
Realized and unrealized gains (losses):
Included in earnings(b)	-		-			(1)			(12)		(13)
Included in OCI	-		-			-			24		24
Included in regulatory assets/liabilities	17		7			(a	)		51		75
Total realized and unrealized gains (losses)	17		7			(1)			63		86
Purchases	30		-			-			35		65
Sales	(1)		-			-			(21)		(22)
Settlements	(27)		205			(2)			(225)		(49)
Transfers into Level 3	(1)		-			-			1		-
Transfers out of Level 3	1		-			-			(2)		(1)
Ending balance at December 31, 2011	$21		$(140)			$-			$234		$115
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2011	$1		$13			$(1)			$60		$73
Uranium:
Beginning balance at January 1, 2011	$2	$	(a	)	$	(a	)	$	(a	)	$2
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(3)		(a	)		(a	)		(a	)	(3)
Total realized and unrealized gains (losses)	(3)		(a	)		(a	)		(a	)	(3)
Purchases	(1)		(a	)		(a	)		(a	)	(1)
Settlements	1		(a	)		(a	)		(a	)	1
Ending balance at December 31, 2011	$(1)	$	(a	)	$	(a	)	$	(a	)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2011	$-	$	(a	)	$	(a	)	$	(a	)	$-

(a)	Not applicable.
(b)	Net gains and losses on fuel oils and natural gas derivative commodity contracts are recorded in “Operating Expenses – Fuel”, while net gains and losses on power derivative commodity contracts are recorded in “Operating Revenues – Electric.”
(c)	Includes amounts for Merchant Generation nonregistrant subsidiaries and intercompany eliminations.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy as of December 31, 2010:

	Net derivative commodity contracts
	Ameren Missouri	Ameren Illinois			Genco			Other(c)			Ameren
Fuel oils:
Beginning balance at January 1, 2010	$32	$	(a	)		$21			$7		$60
Realized and unrealized gains (losses):
Included in earnings(b)	-		(a	)		3			(2)		1
Included in regulatory assets/liabilities	8		(a	)		(a	)		(a	)	8
Total realized and unrealized gains (losses)	8		(a	)		3			(2)		9
Purchases	18		(a	)		11			4		33
Settlements	(28)		(a	)		(18)			(5)		(51)
Ending balance at December 31, 2010	$30	$	(a	)		$17			$4		$51
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2010	$7	$	(a	)		$4			$-		$11
Natural gas:
Beginning balance at January 1, 2010	$(6)		$(61)			$-			$-		$(67)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(20)		(152)			(a	)		(a	)	(172)
Total realized and unrealized gains (losses)	(20)		(152)			-			-		(172)
Purchases	-		(5)			-			-		(5)
Settlements	12		84			-			-		96
Ending balance at December 31, 2010	$(14)		$(134)			$-			$-		$(148)
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2010	$(11)		$(82)			$-			$1		$(92)
Power:
Beginning balance at January 1, 2010	$(1)		$(422)			$1			$460		$38
Realized and unrealized gains (losses):
Included in earnings(b)	-		-			2			32		34
Included in OCI	-		-			-			8		8
Included in regulatory assets/liabilities	27		(107)			(a	)		95		15
Total realized and unrealized gains (losses)	27		(107)			2			135		57
Purchases	4		19			(10)			26		39
Sales	2		-			12			(13)		1
Settlements	(24)		158			(2)			(197)		(65)
Transfers into Level 3	-		-			-			(2)		(2)
Transfers out of Level 3	(6)		-			-			(26)		(32)
Ending balance at December 31, 2010	$2		$(352)			$3			$383		$36
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2010	$1		$(89)			$-			$81		$(7)
Uranium:
Beginning balance at January 1, 2010	$(2)	$	(a	)	$	(a	)	$	(a	)	$(2)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	3		(a	)		(a	)		(a	)	3
Total realized and unrealized gains (losses)	3		(a	)		(a	)		(a	)	3
Settlements	1		(a	)		(a	)		(a	)	1
Ending balance at December 31, 2010	$2	$	(a	)	$	(a	)	$	(a	)	$2
Change in unrealized gains (losses) related to assets/liabilities held at December 31, 2010	$1	$	(a	)	$	(a	)	$	(a	)	$1

(a)	Not applicable.
(b)	Net gains and losses on heating oil and natural gas derivative commodity contracts are recorded in Operating Expenses – Fuel, while net gains and losses on power derivative commodity contracts are recorded in Operating Revenues – Electric.
(c)	Includes amounts for Merchant Generation nonregistrant subsidiaries and intercompany eliminations.

Transfers in or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level but were recategorized to Level 3 because the inputs to the model became unobservable during the period, or (2) existing assets and liabilities that were previously classified as Level 3 but were recategorized to a higher level because the lowest significant input became observable during the period. Transfers between Level 2 and Level 3 were primarily caused by changes in availability of financial power trades observable on electronic exchanges from the previous reporting period for the years ended December 31, 2011 and 2010. Any reclassifications are reported as transfers out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the years ended December 31, 2011 and 2010, there were no transfers between Level 1 and Level 2 related to derivative commodity contracts. The following table summarizes all transfers between fair value hierarchy levels related to derivative commodity contracts for the years ended December 31, 2011 and 2010:

	2011	2010
Ameren - derivative commodity contracts:(a)
Transfers into Level 3 / Transfers out of Level 1	$-	$(1)
Transfers out of Level 3 / Transfers into Level 1	(30)	-
Transfers into Level 3 / Transfers out of Level 2	-	(1)
Transfers out of Level 3 / Transfers into Level 2	(1)	(32)
Net fair value of Level 3 transfers	$(31)	$(34)
Ameren Missouri – derivative commodity contracts:
Transfers out of Level 3 / Transfers into Level 1	$(19)	$-
Transfers into Level 3 / Transfers out of Level 2	(1)	-
Transfers out of Level 3 / Transfers into Level 2	1	(6)
Net fair value of Level 3 transfers	$(19)	$(6)
Genco – derivative commodity contracts:
Transfers out of Level 3 / Transfers into Level 1	$(9)	$-

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

See Note 11 – Retirement Benefits for the fair value hierarchy tables detailing Ameren’s pension and postretirement plan assets as of December 31, 2011, as well as a table summarizing the changes in Level 3 plan assets during 2011.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt and preferred stock at December 31, 2011 and 2010:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:(a)(b)
Long-term debt and capital lease obligations (including current portion)	$6,856	$7,800	$7,008	$7,661
Preferred stock	142	92	142	102
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$3,950	$4,541	$3,954	$4,281
Preferred stock	80	55	80	62
Ameren Illinois:
Long-term debt (including current portion)	$1,658	$1,943	$1,807	$2,067
Preferred stock	62	37	62	40
Genco:
Long-term debt (including current portion)	$824	$839	$824	$826

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Preferred stock along with the 20% noncontrolling interest of EEI is recorded in Noncontrolling Interests on the balance sheet.

NOTE 9 – NUCLEAR DECOMMISSIONING TRUST FUND INVESTMENTS

Ameren Missouri has investments in debt and equity securities that are held in a trust fund for the purpose of funding the decommissioning of its Callaway energy center.

See Note 10 – Callaway Energy Center for additional information. We have classified these investments as available for sale, and we have recorded all such investments at their fair market value at December 31, 2011, and 2010.

Investments in the nuclear decommissioning trust fund have a target allocation of 60% to 70% in equity securities, with the balance invested in debt securities.

The following table presents proceeds from the sale of investments in Ameren Missouri’s nuclear decommissioning trust fund and the gross realized gains and losses resulting from those sales for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Proceeds from sales	$199	$256	$380
Gross realized gains	5	5	5
Gross realized losses	4	4	10

Net realized and unrealized gains and losses are deferred and recorded as regulatory assets or regulatory liabilities on Ameren’s and Ameren Missouri’s balance sheets. This reporting is consistent with the method used to account for the decommissioning costs recovered in rates. Gains or losses associated with assets in the trust fund could result in lower or higher funding requirements for decommissioning costs, which are expected to be reflected in electric rates paid by Ameren Missouri’s customers. See Note 2 – Rate and Regulatory Matters.

The following table presents the costs and fair values of investments in debt and equity securities in Ameren Missouri’s nuclear decommissioning trust fund at December 31, 2011 and 2010:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss			Fair Value
2011:
Debt securities	$114	$7	$	(a	)	$121
Equity securities	145	101		12		234
Cash	3	-		-		3
Other(b)	(1)	-		-		(1)
Total	$261	$108		$12		$357
2010:
Debt securities	$104	$4		$1		$107
Equity securities	141	95		8		228
Cash	1	-		-		1
Other(b)	1	-		-		1
Total	$247	$99		$9		$337

(a)	Amount less than $1 million.
(b)	Represents payables relating to pending security purchases, net of receivables related to pending securities sales and interest receivables.

The following table presents the costs and fair values of investments in debt securities in Ameren Missouri’s nuclear decommissioning trust fund according to their contractual maturities at December 31, 2011:

	Cost	Fair Value
Less than 5 years	$57	$59
5 years to 10 years	34	36
Due after 10 years	23	26
Total	$114	$121

We have unrealized losses relating to certain available-for-sale investments included in our decommissioning trust fund, recorded as regulatory assets as discussed above. Decommissioning will not occur until the operating license for our nuclear facility expires. Ameren Missouri submitted a license extension application to the NRC to extend the Callaway energy center’s operating license to 2044. The following table presents the fair value and the gross unrealized losses of the available-for-sale securities held in Ameren Missouri’s nuclear decommissioning trust fund. They are aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011:

	Less than 12 Months				12 Months or Greater						Total
	Fair Value	Gross Unrealized Losses			Fair Value			Gross Unrealized Losses			Fair Value	Gross Unrealized Losses
Debt securities	$7	$	(a	)	$	(a	)	$	(a	)	$7	$	(a	)
Equity securities	18		4			8			8		26		12
Total	$25		$4			$8			$8		$33		$12

(a)	Amount less than $1 million.

NOTE 10 – CALLAWAY ENERGY CENTER

Under the NWPA, the DOE is responsible for disposing of spent nuclear fuel from the Callaway energy center and other commercial nuclear power plants. Under the NWPA, Ameren and other utilities who own and operate those plants are responsible for paying the disposal costs. The NWPA established the fee that these utilities pay the federal government for disposing of the spent nuclear fuel at one mill, or one-tenth of one cent, for each kilowatt hour generated by those plants and sold. The NWPA also requires the DOE to review the nuclear waste fee against the cost of the nuclear waste disposal program and to propose to the United States Congress any fee adjustment necessary to offset the costs of the program. As required by the NWPA, Ameren and other utilities have entered into standard contracts with the federal government. The government, represented by the DOE, implements these provisions of the NWPA. Consistent with the NWPA and its contract, Ameren Missouri collects one mill from its electric customers for each kilowatt hour of electricity that it generates and sells from its Callaway energy center.

Although both the NWPA and the standard contract stated that the federal government would begin to dispose of spent nuclear fuel by 1998, the federal government has acknowledged since at least 1994 that it would not meet that deadline. The federal government is not currently predicting when it will begin to meet its disposal obligation. Ameren Missouri has sufficient installed capacity at its Callaway energy center to store the spent nuclear fuel generated at Callaway through 2020 and has the capability for additional storage capacity for spent nuclear fuel generated through the end of the energy center’s current licensed life.

Until January 2009, the DOE program provided for spent nuclear fuel disposal to take place at a geologic repository to be constructed at Yucca Mountain, Nevada. In January 2009, the Obama administration announced that a repository at Yucca Mountain was unworkable and took steps to terminate the Yucca Mountain program, while acknowledging the federal government’s continuing obligation to dispose of utilities’ spent nuclear fuel. In January 2012, an advisory commission established by the DOE issued its report of recommendations for the storage and disposal of spent nuclear fuel. The recommendations covered topics such as the approach to siting future nuclear waste management facilities, the transport and storage of spent fuel and high-level waste, options for waste disposal, institutional arrangements for managing spent nuclear fuel and high-level wastes, and changes needed in the handling of nuclear waste fees and of the Nuclear Waste Fund. Most of these recommendations require action by the DOE and the United States Congress.

In view of the federal government’s efforts to terminate the Yucca Mountain program, the Nuclear Energy Institute, a number of individual utilities, and the National Association of Regulatory Utility Commissioners sued the DOE in the United States Court of Appeals for the District of Columbia Circuit seeking the suspension of the one mill nuclear waste fee. They allege that the DOE’s failure to undertake an appropriate fee adequacy review reflects the current unsettled state of the nuclear waste program. That case is pending. The DOE delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operation of the energy center.

As a result of DOE’s failure to build a repository for nuclear waste or otherwise fulfill its contract obligations, Ameren Missouri and other nuclear power plant owners have also sued DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri filed a breach of contract suit in 2004 to recover $13 million in costs that it incurred through 2009. This amount included the cost of reracking the Callaway energy center’s spent fuel pool, as well as certain NRC fees, and Missouri ad valorem taxes that Ameren Missouri would not have incurred had DOE performed its contractual obligations. In June 2011, the parties reached a settlement that included a payment to Ameren Missouri of $11 million for spent fuel storage and related costs through 2010 and, thereafter, annual payment of such costs after they are incurred through 2013 or any other mutually agreed extension. As a result of this settlement agreement, Ameren Missouri recorded a pretax reduction of $2 million and $2 million to its “Operating Expenses – Depreciation and amortization” and “Operating Expenses – Other operations and maintenance” expense line items, respectively, on its statement of income for the year ended December 31, 2011. Ameren Missouri reduced its property and plant assets by $7 million. Under the settlement, Ameren Missouri’s 2004 breach of contract suit was dismissed in July 2011.

In December 2011, Ameren Missouri submitted a license extension application with the NRC to extend its Callaway energy center’s operating license from 2024 to 2044. There is no date by which the NRC must act in this relicensing request. If the Callaway energy center’s license is extended, additional spent fuel storage will be required. Ameren Missouri plans to install a dry spent fuel storage facility at its Callaway energy center and intends to begin transferring spent fuel assemblies to this facility by 2020.

Electric utility rates charged to customers provide for the recovery of the Callaway energy center’s decommissioning costs, which include decontamination, dismantling, and site restoration costs, over an assumed 40-year life of the nuclear center, ending with the expiration of the energy center’s current operating license in 2024. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Decommissioning costs are included in the costs of service used to establish electric rates for Ameren Missouri’s customers. These costs amounted to $7 million in each of the years 2011, 2010, and 2009. Every three years, the MoPSC requires Ameren Missouri to file an

137

updated cost study for decommissioning its Callaway energy center. Electric rates may be adjusted at such times to reflect changed estimates. This cost study was filed with the MoPSC in September 2011. After considering the results of this updated cost study and associated financial analysis, Ameren Missouri recommended to the MoPSC that the current rate of deposits to the trust fund continues to be appropriate and does not need to be changed. Amounts collected from customers are deposited in an external trust fund to provide for the Callaway energy center’s decommissioning. If the assumed return on trust assets is not earned, we believe that it is probable that any such earnings deficiency will be recovered in rates. The fair value of the nuclear decommissioning trust fund for Ameren Missouri’s Callaway energy center is reported as “Nuclear decommissioning trust fund” in Ameren’s consolidated balance sheet and Ameren Missouri’s balance sheet. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory asset or regulatory liability.

NOTE 11 – RETIREMENT BENEFITS

The primary objective of the Ameren pension plans and postretirement benefit plans is to provide eligible employees with pension and postretirement health care and life insurance benefits. Ameren offers defined benefit pension and postretirement benefit plans covering substantially all of its employees. Ameren uses a measurement date of December 31 for its pension and postretirement benefit plans. Ameren Missouri, Ameren Illinois and Genco, excluding EEI, each participate in Ameren’s single-employer pension and other postretirement plans. Ameren’s qualified pension plan is the Ameren Retirement Plan. Ameren also has an unfunded non-qualified pension plan, the Ameren Supplemental Retirement Plan, which is available for certain management employees and retirees to provide a supplemental benefit when their qualified pension plan benefits are reduced to comply with Internal Revenue Code limitations. Ameren’s other postretirement plans are the Ameren Retiree Medical Plan and the Ameren Group Life Insurance Plan. Separately, EEI employees and retirees participate in EEI’s single-employer pension and other postretirement plans. EEI’s pension plan is the Revised Retirement Plan for Employees of Electric Energy, Inc. EEI’s other postretirement plans are the Group Insurance Plan for Management Employees of Electric Energy, Inc. and the Group Insurance Plan for Bargaining Unit Employees of Electric Energy, Inc. Nonaffiliated Ameren companies do not participate in the Ameren Retirement Plan, the Ameren Supplemental Retirement Plan, the Ameren Retiree Medical Plan, and the Ameren Group Life Insurance Plan. Ameren and Genco each consolidate EEI, and therefore, EEI’s plans are reflected in Ameren’s and Genco’s pension and postretirement balances and disclosures.

The following table presents the benefit liability recorded on the balance sheets of each of the Ameren Companies as of December 31, 2011:

Ameren(a)	$1,350
Ameren Missouri	494
Ameren Illinois	496
Genco	141

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

Ameren recognizes the underfunded status of its pension and postretirement plans as a liability on its balance sheet, with offsetting entries to accumulated OCI and regulatory assets, in accordance with authoritative accounting guidance. The following table presents the funded status of our pension and postretirement benefit plans as of December 31, 2011, and 2010. It also provides the amounts included in regulatory assets and accumulated OCI at December 31, 2011, and 2010, that have not been recognized in net periodic benefit costs.

	2011			2010
	Pension Benefits(a)	Postretirement Benefits(a)		Pension Benefits(a)		Postretirement Benefits(a)
Accumulated benefit obligation at end of year	$3,645	$	(b )	$3,246		$	(b )
Change in benefit obligation:
Net benefit obligation at beginning of year	$3,451		$1,120	$3,255			$1,143
Service cost	75		22	68			20
Interest cost	180		58	185			62
Plan amendments(c)(d)	(16)		-	(40)			-
Participant contributions	-		18	-			17
Actuarial (gain) loss	348		96	165			(53)
Benefits paid	(173)		(66)	(182)			(74)
Early retiree reinsurance program receipt	(b )		3	(b	)		-
Federal subsidy on benefits paid	(b )		6	(b	)		5
Net benefit obligation at end of year	3,865		1,257	3,451			1,120
Change in plan assets:
Fair value of plan assets at beginning of year	2,722		797	2,495			732
Actual return on plan assets	224		9	328			81
Employer contributions	103		129	81			36
Federal subsidy on benefits paid	(b )		6	(b	)		5
Early retiree reinsurance program receipt	(b )		3	(b	)		-
Participant contributions	-		18	-			17
Benefits paid	(173)		(66)	(182)			(74)
Fair value of plan assets at end of year	2,876		896	2,722			797
Funded status – deficiency	989		361	729			323
Accrued benefit cost at December 31	$989		$361	$729			$323
Amounts recognized in the balance sheet consist of:
Current liability	$3		$3	$4			$3
Noncurrent liability	986		358	725			320
Total	$989		$361	$729			$323
Amounts recognized in regulatory assets consist of:
Net actuarial loss	$734		$177	$507			$86
Prior service cost (credit)	(7)		(28)	(11)			(32)
Transition obligation	-		2	-			5
Amounts (pretax) recognized in accumulated OCI consist of:
Net actuarial loss	79		43	24			13
Prior service cost (credit)	(15)		(7)	4			(10)
Total	$791		$187	$524			$62

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
(b)	Not applicable.
(c)	In 2011, Ameren’s pension plan was amended to adjust the calculation of the future benefit obligation of approximately 430 labor union-represented employees from a traditional, final pay formula to a cash balance formula.
(d)	In 2010, Ameren’s pension plan was amended to adjust the calculation of the future benefit obligation of approximately 700 management employees from a traditional, final pay formula to a cash balance formula.

The following table presents the assumptions used to determine our benefit obligations at December 31, 2011, and 2010:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rate at measurement date	4.50%	5.25%	4.50%	5.25%
Increase in future compensation	3.50	3.50	3.50	3.50
Medical cost trend rate (initial)	-	-	5.50	6.00
Medical cost trend rate (ultimate)	-	-	5.00	5.00
Years to ultimate rate	-	-	1 year	2 years

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

Funding

Pension benefits are based on the employees’ years of service and compensation. Ameren’s pension plan is funded in compliance with income tax regulations and federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plan at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at December 31, 2011, its investment performance in 2011, and its pension funding policy, Ameren expects to make annual contributions of $90 million to $150 million in each of the next five years, with aggregate estimated contributions of $580 million. We expect Ameren Missouri’s, Ameren Illinois’ and Genco’s portion of the future funding requirements to be 51%, 33%, and 12%, respectively. These amounts are estimates. The estimates may change based on actual investment performance, changes in interest rates, changes in our assumptions, any pertinent changes in government regulations, and any voluntary contributions. Our funding policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.

The following table presents the cash contributions made to our defined benefit retirement plan and to our postretirement plans during 2011, 2010, and 2009:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Ameren(a)	$103	$81	$99	$129	$36	$49
AMO	43	36	42	9	11	13
AIC	28	23	25	118	20	28
Genco	12	4	10	-	-	-

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

Investment Strategy and Policies

Ameren manages plan assets in accordance with the “prudent investor” guidelines contained in ERISA. The investment committee, to the extent authority is delegated to it by the finance committee of Ameren’s board of directors, implements investment strategy and asset allocation guidelines for the plan assets. The investment committee includes members of senior management. The investment committee’s goals are twofold: first, to ensure that sufficient funds are available to provide the benefits at the time they are payable, and second, to maximize total return on plan assets and minimize expense volatility consistent with its tolerance for risk. Ameren delegates investment management to specialists in each asset class. As appropriate, Ameren provides the investment manager with guidelines that specify allowable and prohibited investment types. The investment committee regularly monitors manager performance and compliance with investment guidelines.

The expected return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the investment portfolio. Projected rates of return for each asset class were estimated after an analysis of historical experience, future expectations, and the volatility of the various asset classes. After considering the target asset allocation for each asset class, we adjusted the overall expected rate of return for the portfolio for historical and expected experience of active portfolio management results compared with benchmark returns and for the effect of expenses paid from plan assets. Ameren will utilize an expected return on plan assets for its pension plan assets and postretirement plan assets of 7.75% and 7.50%, respectively, in 2012. No plan assets are expected to be returned to Ameren during 2012.

Ameren’s investment committee strives to assemble a portfolio of diversified assets that does not create a significant concentration of risks. The investment committee develops asset allocation guidelines between asset classes, and it creates diversification through investments in assets that differ by type (equity, debt, real estate, private equity), duration, market capitalization, country, style (growth or value) and industry, among other factors. The diversification of assets is displayed in the target allocation table below. The investment committee also routinely rebalances the plan assets to adhere to the diversification goals. The investment committee’s strategy reduces the concentration of investment risk; however, Ameren is still subject to overall market risk. The following table presents our target allocations for 2012 and our pension and postretirement plans’ asset categories as of December 31, 2011, and 2010.

Asset Category	Target Allocation 2012	Percentage of Plan Assets at December 31,
		2011	2010
Pension Plan:
Cash and cash equivalents	0 - 5%	2%	1%
Equity securities:
U.S. large capitalization	29 - 39	33	31
U.S. small and mid-capitalization	2 - 12	7	11
International and emerging markets	9 - 19	11	15
Total equity	50 - 60	51	57
Debt securities	35 - 45	42	37
Real estate	0 - 9	4	4
Private equity	0 - 4	1	1
Total		100%	100%
Postretirement Plans:
Cash and cash equivalents	0 - 10%	4%	4%
Equity securities:
U.S. large capitalization	33 - 43	38	39
U.S. small and mid-capitalization	3 - 13	8	10
International	10 - 20	13	14
Total equity	55 - 65	59	63
Debt securities	30 - 40	37	33
Total		100%	100%

In general, the U.S. large capitalization equity investments are passively managed or indexed, whereas the international, emerging markets, U.S. small capitalization, and U.S. mid-capitalization equity investments are actively managed by investment managers. Debt securities include a broad range of fixed income vehicles. Debt security investments in high-yield securities, emerging market securities, and non-U.S. dollar-denominated securities are owned by the plans, but in limited quantities to reduce risk. Most of the debt security investments are under active management by investment managers. Real estate investments include private real estate vehicles; however, Ameren does not, by policy, hold direct investments in real estate property. Ameren’s investment in private equity funds consists of 10 different limited partnerships, with invested capital ranging from $0.1 million to $7 million each, which invest primarily in a diversified number of small U.S.-based companies. No further commitments may be made to private equity investments without approval by the finance committee of the board of directors. Additionally, Ameren’s investment committee allows investment managers to use derivatives, such as index futures, exchange traded funds, foreign exchange futures, and options, in certain situations, to increase or to reduce market exposure in an efficient and timely manner.

Fair Value Measurements of Plan Assets

Investments in the pension and postretirement benefit plans were stated at fair value as of December 31, 2011. The fair value of an asset is the amount that would be received upon sale in an orderly transaction between market participants at the measurement date. Cash and cash equivalents have initial maturities of three months or less and are recorded at cost plus accrued interest. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these instruments. Investments traded in active markets on national or international securities exchanges are valued at closing prices on the last business day on or before the measurement date. Securities traded in over-the-counter markets are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Derivative contracts are valued at fair value, as determined by the investment managers (or independent third parties on behalf of the investment managers), who use proprietary models and take into consideration exchange quotations on underlying instruments, dealer quotations, and other market information. The fair value of real estate is based on annual appraisal reports prepared by an independent real estate appraiser.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plan assets measured at fair value as of December 31, 2011:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$-	$31	$-	$31
Equity securities:
U.S. large capitalization	72	922	-	994
U.S. small and mid-capitalization	202	11	-	213
International and emerging markets	115	213	-	328
Debt securities:
Corporate bonds	-	720	-	720
Municipal bonds	-	176	-	176
U.S. treasury and agency securities	-	230	-	230
Other	-	121	-	121
Real estate	-	-	108	108
Private equity	-	-	23	23
Derivative assets	1	-	-	1
Derivative liabilities	(1)	-	-	(1)
Total	$389	$2,424	$131	$2,944
Less: Medical benefit assets at December 31(a)				(91)
Plus: Net receivables at December 31(b)				23
Fair value of pension plans assets at year end				$2,876

(a)	Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code (401(h) accounts) to fund a portion of the postretirement obligation.
(b)	Receivables related to pending security sales, offset by payables related to pending security purchases.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the pension plan assets measured at fair value as of December 31, 2010:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$-	$20	$-	$20
Equity securities:
U.S. large capitalization	70	812	-	882
U.S. small and mid-capitalization	299	10	-	309
International and emerging markets	129	284	-	413
Debt securities:
Corporate bonds	-	646	-	646
Municipal bonds	-	129	-	129
U.S. treasury and agency securities	-	154	-	154
Other	-	100	-	100
Real estate	-	-	98	98
Private equity	-	-	28	28
Derivative assets	1	-	-	1
Derivative liabilities	(1)	-	-	(1)
Total	$498	$2,155	$126	$2,779
Less: Medical benefit assets at December 31(a)				(85)
Plus: Net receivables at December 31(b)				28
Fair value of pension plans assets at year end				$2,722

(a)	Medical benefit (health and welfare) component for accounts maintained in accordance with Section 401(h) of the Internal Revenue Code (401(h) accounts) to fund a portion of the postretirement obligation.
(b)	Receivables related to pending security sales, offset by payables related to pending security purchases.

The following table summarizes the changes in the fair value of the pension plan assets classified as Level 3 in the fair value hierarchy for each of the years ended December 31, 2011, and 2010:

	Beginning Balance at January 1,	Actual Return on Plan Assets Related to Assets Still Held at the Reporting Date	Actual Return on Plan Assets Related to Assets Sold During the Period	Purchases, Sales, and Settlements, net	Net Transfers into (out of) of Level 3	Ending Balance at December 31,
2011:
Real estate	$98	$10	$-	$-	$-	$108
Private equity	28	(10)	11	(6)	-	23
2010:
Other debt securities	$1	$-	$-	$(1)	$-	$-
Real estate	90	7	-	1	-	98
Private equity	33	(5)	7	(7)	-	28

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans assets measured at fair value as of December 31, 2011:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1	$66	$-	$67
Equity securities:
U.S. large capitalization	235	78	-	313
U.S. small and mid-capitalization	57	-	-	57
International	44	56	-	100
Debt securities:
Corporate bonds	-	61	-	61
Municipal bonds	-	86	-	86
U.S. treasury and agency securities	-	82	-	82
Asset-backed securities	-	23	-	23
Other	-	49	-	49
Total	$337	$501	$-	$838
Plus: Medical benefit assets at December 31(a)				91
Less: Net payables at December 31(b)				(33)
Fair value of postretirement benefit plans assets at year end				$896

(a)	Medical benefit (health and welfare) component for 401(h) accounts to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.
(b)	Payables related to pending security purchases, offset by Medicare, interest receivables, and receivables related to pending security sales.

The following table sets forth, by level within the fair value hierarchy discussed in Note 8 – Fair Value Measurements, the postretirement benefit plans assets measured at fair value as of December 31, 2010:

	Quoted Prices in Active Markets for Identified Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$-	$35	$-	$35
Equity securities:
U.S. large capitalization	215	72	-	287
U.S. small and mid-capitalization	66	-	-	66
International	43	51	-	94
Debt securities:
Corporate bonds	-	59	-	59
Municipal bonds	-	58	-	58
U.S. treasury and agency securities	-	59	-	59
Asset-backed securities	-	31	-	31
Other	-	29	-	29
Total	$324	$394	$-	$718
Plus: Medical benefit assets at December 31(a)				85
Less: Net payables at December 31(b)				(6)
Fair value of postretirement benefit plans assets at year end				$797

(a)	Medical benefit (health and welfare) component for 401(h) accounts to fund a portion of the postretirement obligation. These 401(h) assets are included in the pension plan assets shown above.
(b)	Payables related to pending security purchases, offset by Medicare, interest receivables, and receivables related to pending security sales.

Net Periodic Benefit Cost

The following table presents the components of the net periodic benefit cost of our pension and postretirement benefit plans during 2011, 2010, and 2009:

	Pension Benefits	Postretirement Benefits
	Ameren(a)	Ameren(a)
2011:
Service cost	$75	$22
Interest cost	180	58
Expected return on plan assets	(216)	(54)
Amortization of:
Transition obligation	-	2
Prior service cost	(1)	(8)
Actuarial loss	42	5
Net periodic benefit cost	$80	$25
2010:
Service cost	$68	$20
Interest cost	185	62
Expected return on plan assets	(212)	(56)
Amortization of:
Transition obligation	-	2
Prior service cost	6	(8)
Actuarial loss	18	1
Net periodic benefit cost	$65	$21
2009:
Service cost	$68	$19
Interest cost	186	66
Expected return on plan assets	(206)	(54)
Amortization of:
Transition obligation	-	2
Prior service cost	9	(8)
Actuarial loss	24	9
Net periodic benefit cost	$81	$34

(a) Includes amounts for Ameren registrant and nonregistrant subsidiaries.

The current year expected return on plan assets is determined primarily by adjusting the prior-year market-related asset value for current year contributions, disbursements, and expected return, plus 25% of the actual return in excess of (or less than) expected return for the four prior years.

The estimated amounts that will be amortized from regulatory assets and accumulated OCI into net periodic benefit cost in 2012 are as follows:
	Pension Benefits	Postretirement Benefits
	Ameren(a)	Ameren(a)
Regulatory assets:
Transition obligation	$-	$2
Prior service cost (credit)	(1)	(4)
Net actuarial loss	87	23
Accumulated OCI:
Transition obligation	-	-
Prior service cost (credit)	(1)	(1)
Net actuarial loss	6	3
Total	$91	$23

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

Prior service cost is amortized on a straight-line basis over the average future service of active participants benefiting under the plan amendment. The net actuarial loss subject to amortization is amortized on a straight-line basis over 10 years.

Ameren Missouri, Ameren Illinois and Genco are responsible for their share of the pension and postretirement benefit costs. The following table presents the pension costs and the postretirement benefit costs incurred for the years ended December 31, 2011, 2010, and 2009:

	Pension Costs			Postretirement Costs
	2011	2010	2009	2011	2010	2009
Ameren(a)	$80	$65	$81	$25	$21	$34
Ameren Missouri	51	42	50	11	11	15
Ameren Illinois	16	10	14	11	7	16
Genco	8	9	11	3	2	3

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

The expected pension and postretirement benefit payments from qualified trust and company funds and the federal subsidy for postretirement benefits related to prescription drug benefits, which reflect expected future service, as of December 31, 2011, are as follows:

	Pension Benefits		Postretirement Benefits
	Paid from Qualified Trust	Paid from Company Funds	Paid from Qualified Trust	Paid from Company Funds	Federal Subsidy
2012	$223	$3	$68	$3	$5
2013	225	3	71	3	5
2014	230	3	74	3	5
2015	231	3	77	3	6
2016	232	3	80	3	6
2017 - 2021	1,167	12	443	14	32

The following table presents the assumptions used to determine net periodic benefit cost for our pension and postretirement benefit plans for the years ended December 31, 2011, 2010, and 2009:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate at measurement date	5.25%	5.75%	5.75%	5.25%	5.75%	5.75%
Expected return on plan assets	8.00	8.00	8.00	7.75	8.00	8.00
Increase in future compensation	3.50	3.50	4.00	3.50	3.50	4.00
Medical cost trend rate (initial)	-	-	-	6.00	6.50	7.00
Medical cost trend rate (ultimate)	-	-	-	5.00	5.00	5.00
Years to ultimate rate	-	-	-	2 years	3 years	4 years

The table below reflects the sensitivity of Ameren’s plans to potential changes in key assumptions:

	Pension Benefits		Postretirement Benefits
	Service Cost and Interest Cost	Projected Benefit Obligation	Service Cost and Interest Cost	Postretirement Benefit Obligation
0.25% decrease in discount rate	$(2)	$110	$-	$38
0.25% increase in salary scale	2	14	-	-
1.00% increase in annual medical trend	-	-	3	42
1.00% decrease in annual medical trend	-	-	(3)	(41)

Other

Ameren sponsors a 401(k) plan for eligible employees. The Ameren plan covered all eligible employees of the Ameren Companies at December 31, 2011. The plans allowed employees to contribute a portion of their compensation in accordance with specific guidelines. Ameren matched a percentage of the employee contributions up to certain limits. The following table presents the portion of the 401(k) matching contribution to the Ameren plan attributable to each of the Ameren Companies for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Ameren(a)	$28	$27	$24
Ameren Missouri	16	16	14
Ameren Illinois	8	8	7
Genco	2	1	2

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

NOTE 12 – STOCK-BASED COMPENSATION

Ameren’s long-term incentive plan for eligible employees, called the Long-term Incentive Plan of 1998 (1998 Plan), was replaced prospectively by the 2006 Omnibus Incentive Compensation Plan (2006 Plan) effective May 2, 2006. The 2006 Plan provides for a maximum of 4 million common shares to be available for grant to eligible employees and directors. No new awards may be granted under the 1998 Plan. Previously granted awards have vested in accordance with their original terms and conditions. The 2006 Plan awards may be stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, cash-based awards, and other stock-based awards.

A summary of nonvested shares at December 31, 2011, and changes during the year ended December 31, 2011, under the 1998 Plan and the 2006 Plan are presented below:

	Performance Share Units(a)		Restricted Shares(b)
	Share Units	Weighted-average Fair Value per Unit	Shares	Weighted-average Fair Value per Share
Nonvested at January 1, 2011	1,142,768	$23.96	83,154	$49.87
Granted(c)	731,962	31.41	-	-
Dividends	-	-	1,005	30.04
Unearned or forfeited(d)	(565,538)	16.28	(560)	50.45
Earned and vested(e)	(152,361)	29.47	(83,599)	49.89
Nonvested at December 31, 2011	1,156,831	$31.70	-	$-

(a)	Granted under the 2006 Plan.
(b)	Granted under the 1998 Plan.
(c)	Includes performance share units (share units) granted to certain executive and nonexecutive officers and other eligible employees in January 2011 under the 2006 Plan.
(d)	Includes share units granted in 2009 that were not earned based on performance provisions of the award grants.
(e)	Includes share units granted in 2009 that vested as of December 31, 2011, that were earned pursuant to the provisions of the award grants. Also includes share units that vested due to attainment of retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

Ameren recorded compensation expense of $14 million, $13 million, and $13 million for the years ended December 31, 2011, 2010, and 2009, respectively, and a related tax benefit of $5 million for each of the years ended December 31, 2011, 2010, and 2009, respectively. Ameren settled performance share units and restricted shares of $4 million, $2 million, and less than $1 million for the years ended December 31, 2011, 2010, and 2009. There were no significant compensation costs capitalized during the years ended December 31, 2011, 2010, and 2009. As of December 31, 2011, total compensation cost of $17 million related to nonvested awards not yet recognized is expected to be recognized over a weighted-average period of 20 months.

Performance Share Units

Performance share unit awards have been granted under the 2006 Plan. A share unit vests and entitles an employee to receive shares of Ameren common stock (plus accumulated dividends) if, at the end of the three-year performance period, certain specified performance or market conditions have been met and the individual remains employed by Ameren. The exact number of shares issued pursuant to a share unit vary from 0% to 200% of the target award, depending on actual company performance relative to the performance goals. For performance share units granted prior to 2009, vested performance shares units must be held for a two-year period before being paid to the employee in shares of Ameren common stock. During this two-year hold period, the employee is paid dividend equivalents on a current basis.

The fair value of each share unit awarded in January 2011 under the 2006 Plan was determined to be $31.41. That amount was based on Ameren’s closing common share price of $28.19 at December 31, 2010, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total shareholder return for a three-year performance period relative to the designated peer group beginning January 1, 2011. The simulations can produce a greater fair value for the share unit than the closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 1.08%, volatility of 22% to 36% for the peer group, and Ameren’s attainment of three-year average earnings per share threshold during the performance period.

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

Restricted Stock

Restricted stock awards of Ameren common stock were granted under the 1998 Plan from 2001 to 2005. Restricted shares had the potential to vest over a seven-year period from the date of grant if Ameren achieved certain performance levels. An accelerated vesting provision included in this plan reduced the vesting period from seven years to three years if the earnings growth rate exceeded a prescribed level.

NOTE 13 – INCOME TAXES

The following table presents the principal reasons why the effective income tax rate differed from the statutory federal income tax rate for the years ended December 31, 2011, 2010, and 2009:

	Ameren	Ameren Missouri	Ameren Illinois	Genco
2011:
Statutory federal income tax rate:	35%	35%	35%	35%
Increases (decreases) from:
Production activities deduction	-	-	-	3
Depreciation differences	(1)	(2)	-	-
Amortization of investment tax credit	(1)	(1)	(1)	(1)
State tax	4	3	5	6
Tax credits	-	-	-	(1)
Other permanent items(a)	-	1	-	-
Effective income tax rate	37%	36%	39%	42%
2010:
Statutory federal income tax rate:	35%	35%	35%	35%
Increases (decreases) from:
Non-deductible impairment of goodwill	32	-	-	(144)
Production activities deduction	-	-	-	7
Depreciation differences	(4)	(3)	-	-
Amortization of investment tax credit	(2)	(1)	(1)	4
State tax	8	3	5	(14)
Reserve for uncertain tax positions	(1)	-	-	(6)
Tax credits	(3)	-	-	13
Change in federal tax law(b)	3	1	-	(19)
Other permanent items(c)	-	-	-	(1)
Effective income tax rate	68%	35%	39%	(125)%
2009:
Statutory federal income tax rate:	35%	35%	35%	35%
Increases (decreases) from:
Depreciation differences	(1)	(3)	(1)	-
Amortization of investment tax credit	(1)	(1)	(1)	-
State tax	5	3	5	4
Reserve for uncertain tax positions	(1)	-	-	-
Other permanent items(d)	(1)	-	(1)	(1)
Tax credits	(1)	(1)	-	-
Effective income tax rate	35%	33%	37%	38%

(a)	Permanent items are treated differently for book and tax purposes and primarily include nondeductible expenses related to lobbying and stock issuance expenses for Ameren Missouri.
(b)	Relates to change in taxation of prescription drug benefits to retiree participants from the enactment in 2010 of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Bill of 2010.
(c)	Permanent items are treated differently for book and tax purposes and primarily include nondeductible expenses for Genco.
(d)	Permanent items are treated differently for book and tax purposes and primarily include Internal Revenue Code Section 199 production activity deductions for Ameren and Genco, company-owned life insurance for Ameren and Ameren Illinois, employee stock ownership plan dividends for Ameren, and nondeductible expenses for Ameren Illinois.

The following table presents the components of income tax expense (benefit) for the years ended December 31, 2011, 2010, and 2009:

	Ameren(a)	Ameren Missouri	Ameren Illinois	Genco
2011:
Current taxes:
Federal	$(27)	$3	$(24)	$(21)
State	(5)	2	(4)	(7)
Deferred taxes:
Federal	273	129	123	43
State	76	31	34	18
Deferred investment tax credits, amortization	(7)	(4)	(2)	(1)
Total income tax expense	$310	$161	$127	$32
2010:
Current taxes:
Federal	$13	$(14)	$(20)	$(5)
State	10	(15)	(5)	6
Deferred taxes:
Federal	274	206	132	22
State	36	27	32	(2)
Deferred investment tax credits, amortization	(8)	(5)	(2)	(1)
Total income tax expense	$325	$199	$137	$20
2009:
Current taxes:
Federal	$(73)	$(117)	$(8)	$22
State	3	(31)	14	14
Deferred taxes:
Federal	337	239	64	57
State	74	42	11	9
Deferred investment tax credits, amortization	(9)	(5)	(2)	(1)
Total income tax expense	$332	$128	$79	$101

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

The Illinois corporate income tax rate increased from 7.3% to 9.5%, starting in January 2011. The tax rate is scheduled to decrease to 7.75% in 2015, and it is scheduled to return to 7.3% in 2025. This corporate income tax rate increase in Illinois increased current income tax expense in 2011 by $6 million, $4 million and $3 million for Ameren, Ameren Illinois and Genco, respectively. As a result of this corporate income tax rate increase, accumulated deferred tax balances were revalued, resulting in a decrease in deferred tax expense of $2 million, $3 million and $- million for Ameren, Ameren Illinois, and Genco, respectively.

The following table presents the deferred tax assets and deferred tax liabilities recorded as a result of temporary differences at December 31, 2011, and 2010:

	Ameren(a)	Ameren Missouri	Ameren Illinois	Genco
2011:
Accumulated deferred income taxes, net liability (asset):
Plant related	$3,811	$2,134	$1,003	$457
Deferred intercompany tax gain/basis step-up	3	(1)	55	(54)
Regulatory assets, net	73	73	-	-
Deferred employee benefit costs	(367)	(88)	(109)	(67)
Purchase accounting	35	-	(27)	15
ARO	(37)	-	1	(25)
Other	(223)	6	(86)	(22)
Total net accumulated deferred income tax liabilities(b)	$3,295	$2,124	$837	$304
2010:
Accumulated deferred income taxes, net liability (asset):
Plant related	$3,310	$1,974	$750	$378
Deferred intercompany tax gain/basis step-up	2	(2)	71	(68)
Regulatory assets (liabilities), net	67	68	(1)	-
Deferred employee benefit costs	(360)	(87)	(124)	(45)
Purchase accounting	106	-	41	17
ARO	(48)	(9)	1	(27)
Other	(120)	7	(57)	10
Total net accumulated deferred income tax liabilities(c)	$2,957	$1,951	$681	$265

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	Includes $20 million, $8 million and $58 million as current assets recorded in the balance sheet for Ameren, Ameren Missouri and Ameren Illinois, respectively.
(c)	Includes $43 million as current assets recorded in the balance sheet for Ameren Illinois. Includes $71 million, $43 million and $12 million as current liabilities recorded in the balance sheets for Ameren, Ameren Missouri and Genco, respectively.

The following table presents the components of deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2011:

	Ameren	Ameren Missouri	Ameren Illinois	Genco
Net operating loss carryforwards:
Federal(a)	$136	$50	$33	$8
State(b)	17	3	6	-
Total net operating loss carryforwards	$153	$53	$39	$8
Tax credit carryforwards:
Federal(c)	$72	$11	$-	$1
State(d)	28	1	-	4
Total tax credit carryforwards	$100	$12	$-	$5

(a)	These will begin to expire in 2028.
(b)	These will begin to expire in 2017.
(c)	These will begin to expire in 2029.
(d)	These will begin to expire in 2012.

Uncertain Tax Positions

A reconciliation of the change in the unrecognized tax benefit balance during the years ended December 31, 2009, 2010, and 2011, is as follows:

	Ameren	Ameren Missouri	Ameren Illinois	Genco
Unrecognized tax benefits – January 1, 2009	$110	$20	$-	$48
Increases based on tax positions prior to 2009	90	76	-	9
Decreases based on tax positions prior to 2009	(84)	(19)	-	(31)
Increases based on tax positions related to 2009	19	11	-	3
Changes related to settlements with taxing authorities	-	-	-	-
Decreases related to the lapse of statute of limitations	-	-	-	-
Unrecognized tax benefits – December 31, 2009	$135	$88	$-	$29
Increases based on tax positions prior to 2010	72	40	27	4
Decreases based on tax positions prior to 2010	(38)	(12)	(2)	(16)
Increases based on tax positions related to 2010	77	48	31	3
Changes related to settlements with taxing authorities	-	-	-	-
Decreases related to the lapse of statute of limitations	-	-	-	-
Unrecognized tax benefits – December 31, 2010	$246	$164	$56	$20
Increases based on tax positions prior to 2011	22	15	-	1
Decreases based on tax positions prior to 2011	(125)	(63)	(41)	(12)
Increases based on tax positions related to 2011	17	13	-	1
Changes related to settlements with taxing authorities	(10)	(5)	(4)	-
Decreases related to the lapse of statute of limitations	(2)	-	-	(1)
Unrecognized tax benefits – December 31, 2011	$148	$124	$11	$9
Total unrecognized tax benefits (detriments) that, if recognized, would affect the effective tax rates as of December 31, 2009	$6	$3	$-	$-
Total unrecognized tax benefits that, if recognized, would affect the effective tax rates as of December 31, 2010	$-	$3	$-	$1
Total unrecognized tax benefits that, if recognized, would affect the effective tax rates as of December 31, 2011	$1	$1	$-	$1

The Ameren Companies recognize interest charges (income) and penalties accrued on tax liabilities on a pretax basis as interest charges (income) or miscellaneous expense in the statements of income.

A reconciliation of the change in the liability for interest on unrecognized tax benefits during the years ended December 31, 2009, 2010, and 2011, is as follows:

	Ameren	Ameren Missouri	Ameren Illinois	Genco
Liability for interest – January 1, 2009	$10	$2	$-	$4
Interest charges (income) for 2009	(2)	2	-	(2)
Liability for interest – December 31, 2009	$8	$4	$-	$2
Interest charges for 2010	9	6	2	-
Liability for interest – December 31, 2010	$17	$10	$2	$2
Interest income for 2011	(11)	(3)	(1)	(1)
Interest payment	(1)	(1)	-	-
Liability for interest – December 31, 2011	$5	$6	$1	$1

As of December 31, 2009, December 31, 2010, and December 31, 2011, the Ameren Companies have accrued no amount for penalties with respect to unrecognized tax benefits.

In the second quarter of 2011, a final settlement for the years 2005 and 2006 was reached with the Internal Revenue Service. It resulted in the reduction of uncertain tax liabilities by $39 million, $17 million, $12 million, and $4 million for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively. Ameren’s federal income tax returns for the years 2007 through 2009 are before the Appeals Office of the Internal Revenue Service. Ameren’s federal income tax return for the year 2010 is currently under examination.

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

It is expected that a partial settlement will be reached with the Appeals Office of the Internal Revenue Service in the next twelve months for the years 2007 through 2009 that would result in a decrease in uncertain tax liabilities. In addition, it is reasonably possible that other events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits for the Ameren Companies to increase or decrease. However, the Ameren Companies do not believe any such increases or decreases would be material to their results of operations, financial position, or liquidity.

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

Electric Power Supply Agreements

Genco Power Supply Agreements

The following table presents the amount of physical gigawatthour sales under Genco’s related party electric power supply agreements with Marketing Company, including EEI’s power supply agreement with Marketing Company, for the years ended December 31, 2011, 2010, and 2009:

	December 31,
	2011	2010	2009
Genco sales to Marketing Company	21,040	21,656	19,598

Genco entered into a power supply agreement, as amended (PSA), with Marketing Company, whereby Genco agreed to sell and Marketing Company agreed to purchase all of the capacity and energy available from Genco’s generation fleet. Marketing Company entered into a similar PSA with AERG. Under the PSAs, revenues allocated between Genco and AERG are based on reimbursable expenses and generation. Each PSA will continue through December 31, 2022, and from year to year thereafter unless either party to the respective PSA elects to terminate the PSA by providing the other party with no less than six months advance written notice.

In December 2005, EEI entered into a PSA with Marketing Company, whereby EEI agreed to sell and Marketing Company agreed to purchase all of the capacity and energy available from EEI’s generation fleet. The price that Marketing Company pays for capacity is set annually based upon prevailing market prices. Marketing Company pays spot market prices for the associated energy. In addition, EEI will at times purchase energy from Marketing Company to fulfill obligations to a nonaffiliated party. This PSA will continue through May 31, 2016, unless either party elects to terminate the PSA by providing the other party with no less than four years advance written notice or five days’ written notice in the event of a default, unless the default is cured within 30 business days.

Capacity Supply Agreements

Ameren Illinois, as an electric load-serving entity, must acquire capacity sufficient to meet its obligations to customers.

Ameren Illinois used RFP processes in early 2008, pursuant to the 2007 Illinois Electric Settlement Agreement, to contract for the necessary capacity requirements for the period from June 1, 2008, through May 31, 2009. Both Marketing Company and Ameren Missouri were among the winning suppliers in the capacity RFPs. Marketing Company contracted to supply a portion of Ameren Illinois’ capacity requirements for $6 million. In addition, Ameren Missouri contracted to supply a portion of the Ameren Illinois’ capacity for $1 million.

In 2009, Ameren Illinois used a RFP process, administered by the IPA, to contract capacity for the period from June 1, 2009, through May 31, 2012. Both Marketing Company and Ameren Missouri were among the winning suppliers in the capacity RFP process. In April 2009, Marketing Company contracted to supply a portion of Ameren Illinois’ capacity requirements to Ameren Illinois for $4 million, $9 million, and $8 million for the 12 months ending May 31, 2010, 2011, and 2012, respectively. In April 2009, Ameren Missouri contracted to supply a portion of Ameren Illinois’ capacity requirements to Ameren Illinois for $2 million, $2 million, and $1 million for the 12 months ending May 31, 2010, 2011, and 2012, respectively.

In 2010, Ameren Illinois used a RFP process, administered by the IPA, to contract capacity for the period from June 1, 2010, through May 31, 2013. Both Marketing Company and Ameren Missouri were among the winning suppliers in the capacity RFP process. In April 2010, Marketing Company contracted to supply a portion of Ameren Illinois’ capacity requirements to Ameren Illinois for $1 million, $2 million, and $3 million for the 12 months ending May 31, 2011, 2012, and 2013, respectively. In April 2010, Ameren Missouri contracted to supply a portion of Ameren Illinois’ capacity requirements to Ameren Illinois for less than $1 million for the period from June 1, 2010, through May 31, 2013.

Energy Swaps and Energy Products

Ameren Illinois, as an electric load-serving entity, must acquire energy sufficient to meet its obligations to customers.

As part of the 2007 Illinois Electric Settlement Agreement, Ameren Illinois entered into financial contracts with Marketing Company (for the benefit of Genco and AERG) to lock in energy prices for 400 to 1,000 megawatts annually of its round-the-clock power requirements during the period June 1, 2008, to December 31, 2012, at then-relevant market prices. These financial contracts do not include capacity, are not load-following products, and do not involve the physical delivery of energy. These financial contracts are derivative instruments. They are accounted for as cash flow hedges by Marketing Company and as derivatives subject to regulatory deferral by Ameren Illinois. Consequently, Ameren Illinois and Marketing Company record the fair value of the contracts on their respective balance sheets and the changes to the fair value in regulatory assets or liabilities for Ameren Illinois and OCI at Marketing Company. See Note 7 – Derivative Financial Instruments for additional information on these derivatives. Below are the remaining contracted volumes and prices per megawatthour as of December 31, 2011:

Period	Volume	Price per Megawatthour
January 1, 2012 – December 31, 2012	1,000 MW	$53.08

Ameren Illinois used RFP processes in early 2008, pursuant to the 2007 Illinois Electric Settlement Agreement, to contract for the necessary financial energy swaps required for the period from June 1, 2008, through May 31, 2009. Marketing Company was a winning supplier in Ameren Illinois’ energy swap RFP process. Marketing Company entered into financial instruments that fixed the price that Ameren Illinois paid for about 2 million megawatthours at approximately $60 per megawatthour.

In 2009, Ameren Illinois used a RFP process, administered by the IPA, to procure financial energy swaps from June 1, 2009, through May 31, 2011. Marketing Company was a winning supplier in the financial energy swap RFP process. In May 2009, Marketing Company entered into financial instruments that fixed the price that Ameren Illinois paid for approximately 80,000 megawatthours at approximately $48 per megawatthour during the 12 months ending May 31, 2010, and for approximately 89,000 megawatthours at approximately $48 per megawatthour during the 12 months ending May 31, 2011.

In 2010, Ameren Illinois used a RFP process, administered by the IPA, to procure financial energy swaps for the period from June 1, 2010, through May 31, 2013. Marketing Company was a winning supplier in the financial energy swap RFP process. In May 2010, Marketing Company entered into financial instruments that fixed the price that Ameren Illinois will pay for approximately 924,000 megawatthours at approximately $33 per megawatthour during the 12 months ending May 31, 2011, and for approximately 296,000 megawatthours at approximately $40 per megawatthour during the 12 months ending May 31, 2012.

Energy Products

In 2011, Ameren Illinois used a RFP process administered by the IPA to procure energy products that will settle physically from June 1, 2011, through May 31, 2014. Marketing Company and Ameren Missouri were winning suppliers in Ameren Illinois’ energy product RFP process. In May 2011, Marketing Company and Ameren Illinois entered into energy product agreements by which Marketing Company will sell and Ameren Illinois will purchase approximately 1,747,200 megawatthours at approximately $37 per megawatthour during the 12 months ending May 31, 2012, approximately 1,840,800 megawatthours at approximately $42 per megawatthour during the 12 months ending May 31, 2013, and approximately 650,000 megawatthours at approximately $42 per megawatthour during the 12 months ending May 31, 2014. In May 2011, Ameren Missouri and Ameren Illinois entered into energy product agreements by which Ameren Missouri will sell and Ameren Illinois will purchase approximately 16,800 megawatthours at approximately $37 per megawatthour during the 12 months ending May 31, 2012, approximately 40,800 megawatthours at approximately $29 per megawatthour during the 12 months ending May 31, 2013, and approximately 40,800 megawatthours at approximately $28 per megawatthour during the 12 months ending May 31, 2014. The 2012 and 2013 energy product agreements between Ameren Missouri and Ameren Illinois are for off-peak hours only.

In February 2012, a rate stability procurement for energy products that will settle physically was administered by the IPA for the June 2013 through May 2017 period to meet certain requirements for purchased power related to the IEIMA. Marketing Company was a winning supplier in Ameren Illinois’ energy product procurement process. In February 2012, Marketing Company and Ameren Illinois entered into energy product agreements pursuant to which Marketing Company will sell and Ameren Illinois will purchase approximately 3,942,000 megawatthours at approximately $30 per megawatthour during the 12 months ending May 31, 2014, approximately 3,504,000 megawatthours at approximately $32 per megawatthour during the 12 months ending May 31, 2015, and approximately 1,317,600 megawatthours at approximately $34 per megawatthour during the 12 months ending May 31, 2016. The energy product agreements were based on around-the-clock prices.

Interconnection and Transmission Agreements

Ameren Missouri and Ameren Illinois are parties to an interconnection agreement for the use of their respective transmission lines and other facilities for the distribution of power. These agreements have no contractual expiration date, but may be terminated by either party with three years’ notice.

Joint Ownership Agreement

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

Support Services Agreements

Ameren Services provides support services to its affiliates. The costs of support services, including wages, employee benefits, professional services, and other expenses, are based on, or are an allocation of, actual costs incurred. AFS provided support services to its affiliates through December 31, 2010. Effective January 1, 2011, the services previously performed by AFS are performed within the Ameren Missouri, Ameren Illinois and Merchant Generation business segments. In addition, Ameren Missouri, Ameren Illinois and Genco provide affiliates, primarily Ameren Services, with access to their facilities for administrative purposes. The cost of the rent and facility services are based on, or are an allocation of, actual costs incurred.

Gas Sales and Transportation Agreement

Under a gas transportation agreement, Genco acquires gas transportation service from Ameren Missouri. This agreement expires in February 2016.

Money Pools

See Note 5 – Long-term Debt and Equity Financings for discussion of affiliate borrowing arrangements.

Collateral Postings

Under the terms of the 2011, 2010, and 2009 Illinois power procurement agreements entered into through a RFP process administered by the IPA, suppliers must post collateral under certain market conditions to protect Ameren Illinois in the event of nonperformance. The collateral postings are unilateral, meaning that only the suppliers would be required to post collateral. Therefore, Ameren Missouri, as a winning supplier of capacity and energy products, and Marketing Company, as a winning supplier of capacity, financial energy swaps, and energy products, may be required to post collateral. As of December 31, 2011, and 2010, there were no collateral postings required of Ameren Missouri or Marketing Company related to the 2011, 2010, and 2009 Illinois power procurement agreements.

Intercompany Transfers

On October 1, 2010, Ameren Illinois distributed AERG’s common stock to Ameren in connection with the Ameren Illinois Merger. Ameren subsequently contributed the AERG common stock to AER. The distribution of AERG common stock was accounted for as a transaction between entities under common control; therefore, Ameren Illinois transferred AERG to Ameren based on AERG’s carrying value. See Note 16 – Corporate Reorganization and Discontinued Operations for additional information.

The following table presents the impact on Ameren Missouri, Ameren Illinois and Genco, of related party transactions for the years ended December 31, 2011, 2010, and 2009. It is based primarily on the agreements discussed above and the money pool arrangements discussed in Note 4 – Short-Term Debt and Liquidity.

Agreement	Income Statement Line Item		Ameren Missouri			Ameren Illinois			Genco
Genco and EEI power supply	Operating Revenues	2011	$	(a	)	$	(a	)		$1,006
agreements with Marketing Company		2010		(a	)		(a	)		1,059
		2009		(a	)		(a	)		1,071
Ameren Missouri power supply agreements	Operating Revenues	2011		2			(a	)		(a	)
with Ameren Illinois		2010		2			(a	)		(a	)
		2009		3			(a	)		(a	)
Ameren Missouri and Genco gas	Operating Revenues	2011		1			(a	)		(a	)
transportation agreement		2010		1			(a	)		(a	)
		2009		1			(a	)		(a	)
Genco gas sales to Medina Valley	Operating Revenues	2011		(a	)		(a	)		3
		2010		(a	)		(a	)		2
		2009		(a	)		(a	)		1
Genco gas sales to distribution companies	Operating Revenues	2011		(a	)		(a	)		-
		2010		(a	)		(a	)		1
		2009		(a	)		(a	)		2
Ameren Missouri, Ameren Illinois	Operating Revenues	2011		16			1			-
and Genco rent and facility services		2010		16			1			1
		2009		18			1			1
Total Operating Revenues		2011		$19			$1			$1,009
		2010		19			1			1,063
		2009		22			1			1,075
Ameren Missouri and Genco gas	Fuel	2011	$	(a	)	$	(a	)		$1
transportation agreement		2010		(a	)		(a	)		1
		2009		(a	)		(a	)		1
Ameren Illinois power supply agreements	Purchased Power	2011	$	(a	)		$232		$	(a	)
with Marketing Company		2010		(a	)		233			(a	)
		2009		(a	)		400			(a	)
Ameren Illinois power supply	Purchased Power	2011		(a	)		2			(a	)
agreements with Ameren Missouri		2010		(a	)		2			(a	)
		2009		(a	)		3			(a	)
Ameren Illinois ancillary services agreement	Purchased Power	2011		(a	)		-			(a	)
with Marketing Company		2010		(a	)		-			(a	)
		2009		(a	)		(b	)		(a	)
EEI power supply agreement with	Purchased Power	2011		(a	)		(a	)		36
Marketing Company		2010		(a	)		(a	)		11
		2009		(a	)		(a	)		42
Total Purchased Power		2011	$	(a	)		$234			$37
		2010		(a	)		235			12
		2009		(a	)		403			43

Agreement	Income Statement Line Item		Ameren Missouri			Ameren Illinois		Genco
Gas purchases from Genco	Gas Purchased for Resale	2011	$	(a	)	$-		$	(a	)
		2010		(a	)	1			(a	)
		2009		(a	)	2			(a	)
Ameren Services support services	Other Operations and	2011		$114		$90			$19
agreement	Maintenance	2010		128		102			23
		2009		131		101			27
AFS support services agreement	Other Operations and	2011		(a	)	(a	)		(a	)
	Maintenance	2010		7		(b	)		3
		2009		7		6			3
Insurance premiums(c)	Other Operations and	2011		(b	)	(a	)		-
	Maintenance	2010		1		(a	)		-
		2009		2		(a	)		1
Total Other Operations and		2011		$114		$90			$19
Maintenance Expenses		2010		136		102			26
		2009		140		107			31
Money pool borrowings (advances)	Interest (Charges)	2011		$-		$-		$	(b	)
	Income	2010		-		(b	)		(b	)
		2009		-		(b	)		(1)

(a)	Not applicable.
(b)	Amount less than $1 million.
(c)	Represents insurance premiums paid to Energy Risk Assurance Company, an affiliate for replacement power, property damage, and terrorism coverage.

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

See also Note 1 – Summary of Significant Accounting Policies, Note 2 – Rate and Regulatory Matters, Note 10 – Callaway Energy Center and Note 14 – Related Party Transactions in this report.

Callaway Energy Center

The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at December 31, 2011. The property coverage and the nuclear liability coverage must be renewed on April 1 and January 1, respectively, of each year.

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

Losses resulting from terrorist attacks are covered under Nuclear Electric Insurance Ltd.’s policies, subject to an industrywide aggregate policy limit of $3.24 billion within a 12-month period for coverage for such terrorist acts.

If losses from a nuclear incident at the Callaway energy center exceed the limits of, or are not covered by, insurance, or if coverage is unavailable, Ameren Missouri is at risk for any uninsured losses. If a serious nuclear incident were to occur, it could have a material adverse effect on Ameren’s and Ameren Missouri’s results of operations, financial position, or liquidity.

Leases

We lease various facilities, office equipment, plant equipment, and rail cars under operating leases. The following table presents our lease obligations at December 31, 2011:

	Total	2012	2013	2014	2015	2016	After 5 Years
Ameren:(a)
Capital lease payments(b)	$621	$33	$32	$32	$33	$33	$458
Less amount representing interest	312	28	27	27	27	27	176
Present value of minimum capital lease payments	$309	$5	$5	$5	$6	$6	$282
Operating leases(c)	307	38	32	26	26	25	160
Total lease obligations	$616	$43	$37	$31	$32	$31	$442
Ameren Missouri:
Capital lease payments(b)	$621	$33	$32	$32	$33	$33	$458
Less amount representing interest	312	28	27	27	27	27	176
Present value of minimum capital lease payments	$309	$5	$5	$5	$6	$6	$282
Operating leases(c)	134	13	12	12	12	12	73
Total lease obligations	$443	$18	$17	$17	$18	$18	$355
Ameren Illinois:
Operating leases(c)	$7	$1	$1	$1	$1	$1	$2
Genco:
Operating leases(c)	$131	$11	$11	$11	$10	$11	$77

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	See Properties under Part I, Item 2, and Note 3 – Property and Plant, Net of this report for additional information.
(c)	Amounts related to certain real estate leases and railroad licenses have indefinite payment periods. Ameren’s $2 million annual obligation for these items is included in the 2012 through 2016 columns. The amounts for the indefinite payments are not included in the After 5 Years column because that period is indefinite.

The following table presents total rental expense, included in operating expenses, for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Ameren(a)	$47	$52	$50
Ameren Missouri	29	29	30
Ameren Illinois	17	19	19
Genco	12	13	15

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Other Obligations

To supply a portion of the fuel requirements of our generating plants, we have entered into various long-term commitments for the procurement of coal, natural gas, nuclear fuel, and methane gas. We also have entered into various long-term commitments for purchased power and natural gas for distribution. The table below presents our estimated fuel, purchased power, and other commitments at December 31, 2011. Ameren’s and Ameren Missouri’s coal commitments include multiyear agreements to procure ultra-low-sulfur coal and related transportation from the Powder River Basin in Wyoming. Ameren’s and Ameren Missouri’s purchased power obligations include a 102-MW power purchase agreement with a wind farm operator that expires in 2024. Ameren’s and Ameren Illinois’ purchased power obligations include the Ameren Illinois power purchase agreements entered into as part of the IPA-administered power procurement process. Included in the Other column are minimum purchase commitments under contracts for equipment, design and construction, meter reading services, and an Ameren tax credit obligation at December 31, 2011. Ameren’s tax credit obligation is a $17 million note payable issued for an investment in a commercial real estate development partnership to acquire tax credits. This note payable was netted against the related investment in “Other assets” on Ameren’s balance sheet at December 31, 2011, as Ameren has a legally enforceable right to offset under authoritative accounting guidance.

	Coal	Natural Gas	Nuclear Fuel	Purchased Power	Methane Gas	Other	Total
Ameren:(a)
2012	$1,120	$398	$36	$196	$1	$221	$1,972
2013	792	295	37	309	3	80	1,516
2014	692	220	96	125	3	75	1,211
2015	687	116	90	51	3	52	999
2016	674	39	100	52	3	62	930
Thereafter	968	134	298	746	94	246	2,486
Total	$4,933	$1,202	$657	$1,479	$107	$736	$9,114
Ameren Missouri:
2012	$623	$63	$36	$19	$1	$78	$820
2013	605	48	37	19	3	50	762
2014	625	36	96	19	3	47	826
2015	614	19	90	19	3	28	773
2016	644	7	100	19	3	38	811
Thereafter	921	30	298	155	94	144	1,642
Total	$4,032	$203	$657	$250	$107	$385	$5,634
Ameren Illinois:
2012	$-	$324	$-	$177	$-	$24	$525
2013	-	243	-	290	-	22	555
2014	-	180	-	106	-	22	308
2015	-	94	-	32	-	24	150
2016	-	31	-	33	-	24	88
Thereafter	-	105	-	591	-	102	798
Total	$-	$977	$-	$1,229	$-	$218	$2,424
Genco:
2012	$355	$9	$-	$-	$-	$98	$462
2013	108	4	-	-	-	5	117
2014	40	3	-	-	-	5	48
2015	45	2	-	-	-	-	47
2016	-	-	-	-	-	-	-
Thereafter	-	-	-	-	-	-	-
Total	$548	$18	$-	$-	$-	$108	$674

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Also, as part of the 2007 Illinois Electric Settlement Agreement, Ameren Illinois entered into financial contracts with Marketing Company to lock in energy prices for 400 to 1,000 megawatts annually of their round-the-clock power requirements from 2008 to 2012. These commitments are not reflected in the above table. See Note 7 – Derivative Financial Instruments and Note 14 – Related Party Transactions for additional information.

In February 2012, a rate stability procurement for energy products and renewable energy credits was administered by the IPA for the June 2013 through May 2017 period to meet certain requirements for purchased power related to the IEIMA. Ameren Illinois contracted to purchase approximately 13 million megawatthours of energy products at an average price of approximately $31 per megawatthour. Ameren Illinois is currently reviewing the results of the renewable energy credits procurement proceeding.

Ameren Illinois has entered into an agreement to purchase approximately 15.5 billion cubic feet of synthetic natural gas annually over a 10-year period beginning in 2016 for its natural gas customers. The agreement is contingent on the counterparty reaching certain milestones during the project development and the construction of the plant that will produce the synthetic natural gas. Construction has not begun on the plant; therefore, Ameren Illinois’ obligations are not yet certain at this time. The agreement was entered into pursuant to an Illinois law, which became effective August 2, 2011, and provides that all contract costs for synthetic natural gas incurred by Ameren Illinois are reasonable and prudent and recoverable through the PGA and are not subject to review or disallowance by the ICC.

Environmental Matters

We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. From the beginning phases of siting and development to the ongoing operation of existing or new electric generating, transmission and distribution facilities and natural gas storage, transmission and distribution facilities, our activities involve compliance with diverse environmental laws and regulations. These laws and regulations address emissions, impacts to air, land and water, noise, protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archeological and historical resources), and chemical and waste handling. Complex and lengthy processes are required to obtain approvals, permits, or licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires release prevention plans and emergency response procedures.

In addition to existing laws and regulations, including the Illinois MPS that applies to our energy centers in Illinois, the EPA is developing numerous new environmental regulations that will have a significant impact on the electric utility industry. These regulations could be particularly burdensome for certain companies, including Ameren, Ameren Missouri and Genco, that operate coal-fired energy centers. Significant new rules proposed or promulgated since the beginning of 2010 include the regulation of greenhouse gas emissions; revised national ambient air quality standards for SO2 and NO2 emissions; the CSAPR, which requires further reductions of SO2 and NOx emissions from power plants; a regulation governing management of CCR and coal ash impoundments; the MATS, which requires reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; and new regulations under the Clean Water Act that could require significant capital expenditures such as new water intake structures or cooling towers at our energy centers. The EPA also plans to propose an additional rule, applicable to new and existing electric generating units, governing NSPS and emission guidelines for greenhouse gas emissions. These new regulations may be litigated, so the timing of their implementation is uncertain, as evidenced by the stay of the CSAPR by the United States Court of Appeals for the District of Columbia on December 30, 2011. Although many details of these future regulations are unknown, the combined effects of the new and proposed environmental regulations may result in significant capital expenditures and/or increased operating costs over the next five to ten years for Ameren, Ameren Missouri and Genco. Actions required to ensure that our facilities and operations are in compliance with environmental laws and regulations could be prohibitively expensive. If they are, these regulations could require us to close or to significantly alter the operation of our energy centers, which could have an adverse effect on our results of operations, financial position, and liquidity, including the impairment of plant assets. Failure to comply with environmental laws and regulations might also result in the imposition of fines, penalties, and injunctive measures.

The estimates in the table below contain all of the known capital costs to comply with existing environmental regulations and our assessment of the potential impacts of the EPA’s proposed regulation for CCR, the recently finalized MATS, the stayed CSAPR as currently designed, and the revised national ambient air quality standards for SO2 and NOx emissions as of December 31, 2011. The estimates in the table below assume that CCR will continue to be regarded as nonhazardous. The estimates in the table below do not include the impacts of new regulations proposed by the EPA under the Clean Water Act in March 2011 regarding cooling water intake structures as our evaluation of those impacts is ongoing. The estimates shown in the table below could change significantly depending upon a variety of factors including:

•	additional federal or state requirements;
•	regulation of greenhouse gas emissions;
•	new national ambient air quality standards or changes to existing standards for ozone, fine particulates, SO2, and NOx emissions;
•	additional rules governing air pollutant transport;
•	finalized regulations under the Clean Water Act;
•	CCR being classified as hazardous;
•	whether the CSAPR is implemented and whether any modifications are made to its existing requirements;
•	new technology;
•	expected power prices;
•	variations in costs of material or labor; and
•	alternative compliance strategies or investment decisions.

	2012	2013 - 2016		2017 - 2021		Total
AMO(a)	$55	$325 -	$400	$845 -	$1,030	$1,225 -	$1,485
Genco	150	100 -	125	245 -	295	495 -	570
AERG	5	20 -	25	80 -	100	105 -	130
Ameren	$210	$445 -	$550	$1,170 -	$1,425	$1,825 -	$2,185

(a)	Ameren Missouri’s expenditures are expected to be recoverable from ratepayers.

The decision to make pollution control equipment investments at our Merchant Generation business depends on whether the expected future market price for power reflects the increased cost for environmental compliance. In early 2012, there has been a decline in the market price for wholesale power because of factors such as declining natural gas prices and the stay of the CSAPR. As a result of this decline in the market price for power, as well as uncertain environmental regulations, Genco is decelerating the construction of two scrubbers at of its Newton energy center. These scrubbers were originally expected to be installed in late 2013 and spring 2014. The ultimate installation of these scrubbers, now estimated to occur between 2017 and 2021 in the table above, has been postponed until such time as the incremental investment necessary for completion is justified by visible market conditions. However, Genco will continue to incur capital costs related to the construction of these scrubbers. The table above includes Genco’s estimated costs of approximately $150 million in 2012 and approximately $20 million annually, excluding capitalized interest, from 2013 through 2016 for the construction of the two scrubbers. In addition to Genco’s reduction in estimated capital expenditures, AERG is deferring precipitator upgrades at its E.D. Edwards energy center beyond 2016.

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

In December 2008, the United States Court of Appeals for the District of Columbia remanded the CAIR to the EPA for further action to remedy the rule’s flaws, but allowed the CAIR’s cap-and-trade programs to remain effective until they are replaced by the EPA. In July 2011, the EPA issued the CSAPR as the CAIR replacement. The CSAPR was to become effective on January 1, 2012, for SO2 and annual NOx reductions and on May 1, 2012, for ozone season NOx reductions. In the CSAPR, the EPA developed federal implementation plans for each state covered by this rule; however, each impacted state can develop its own implementation rule starting as early as 2013. The CSAPR establishes emission allowance budgets for each of the states subject to the regulation, including Missouri and Illinois. With the CSAPR, the EPA abandoned CAIR’s regional approach to cutting emissions and instead set a pollution budget for each of the impacted states based on the EPA’s analysis of each upwind state’s contribution to air quality in downwind states. For Missouri and Illinois, emission reductions were required in two phases beginning in 2012, with further reductions in 2014. With the CSAPR, the EPA adopted a cap-and-trade approach that allows intrastate and limited interstate trading of emission allowances with other sources within the same program, that is, in the SO2 program, in the annual NOx, or in ozone season NOx program. Multiple legal challenges were filed requesting to have CSAPR partially or entirely vacated and to stay the implementation of the CSAPR while the court considers the challenges. On December 30, 2011, the United States Court of Appeals for the District of Columbia issued a stay of the CSAPR. The stay does not invalidate the rule, but only delays its implementation until a final court ruling is issued. The United States Court of Appeals for the District of Columbia has expedited its consideration of the regulation and will hear arguments on the validity of CSAPR in April 2012. The ultimate outcome of the challenges to the regulation is uncertain. The court could uphold CSAPR or remand it back to the EPA for partial or entire revision. Until the CSAPR appeal process is concluded, the EPA will continue to administer the CAIR.

On December 21, 2011, the EPA issued the final MATS under the Clean Air Act, which require emission reductions for mercury and other hazardous air pollutants, such as acid gases, toxic metals, and particulate matter by setting emission limits equal to the average emissions of the best performing 12% of existing coal and oil-fired electric generating units. Also, the rule requires reductions in hydrogen chloride emissions, which were not regulated previously, and it may require continuous monitoring systems that are not currently in place. The MATS do not require a specific control technology to achieve the emission reductions. The MATS will apply to each unit at a coal-fired power plant; however, emission compliance can be averaged for the entire power plant. Compliance is required by April 2015 or, with a case-by-case extension, by April 2016.

Separately, in January and June 2010, the EPA finalized new ambient air quality standards for SO2 and NO2. It also announced plans for further reductions in the annual national ambient air quality standards for ozone and fine particulates. The state of Illinois and the state of Missouri will be required to develop separate attainment plans to comply with the new ambient air quality standards. Ameren, Ameren Missouri and Genco continue to assess the impacts of these new standards. In September 2011, the EPA withdrew its draft annual national ambient air quality standard for ozone and announced that it was implementing the 2008 national ambient air quality standard for ozone. The EPA is required to revisit this standard again in 2013.

Ameren Missouri’s current environmental compliance plan for air emissions from its energy centers includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. In July 2011, Ameren Missouri contracted to procure significantly higher volumes of lower-sulfur-content coal than Ameren Missouri’s energy centers have historically burned, which will allow Ameren Missouri to eliminate or postpone capital expenditures for pollution control equipment while still achieving required emissions levels. In 2010, Ameren Missouri completed the installation of two scrubbers at its Sioux energy center to reduce SO2 emissions. Currently, Ameren Missouri’s compliance plan assumes the installation of two scrubbers within its coal-fired fleet during the next 10 years and precipitator upgrades at multiple energy centers. However, Ameren Missouri is currently evaluating its operations and options to determine how to comply with the additional emission reductions requirements in 2014 set forth in the CSAPR, if ultimately enacted, the MATS, and other recently finalized or proposed EPA regulations.

Existing Illinois state regulations already required Ameren and Genco to reduce their emissions of mercury under the MPS. Ameren’s and Genco’s review of the MATS indicates that the scope of the federal standards is broader than the MPS, as no exemption exists for smaller coal-fired plants. Additionally, the MATS are more stringent than the MPS because compliance with the MATS is measured on a quarterly basis and, in some cases, a thirty-day rolling basis and not annually, as allowed under state requirements. At the end of 2011, Genco ceased operations of its Meredosia and Hutsonville energy centers. The closure of these energy centers was primarily due to the expected cost of complying with CSAPR and MATS. See Note 17 – Goodwill, Impairment and Other Charges for additional information.

Genco and AERG expect to install additional, or optimize existing, pollution control equipment, or modify operations to meet new and incremental emission reduction requirements under the MPS, the MATS, or the CSAPR as they become effective. Under the MPS, as amended, Illinois generators are required to reduce mercury, SO2, and NOx emissions by 2015. To comply with the MPS and other air emissions laws and regulations, Genco and AERG are installing equipment designed to reduce their emissions of mercury, NOx, and SO2. Genco and AERG have installed a total of three scrubbers at two energy centers. Two additional scrubbers are being constructed at Genco’s Newton energy center. As discussed above, the timing of the installation of these scrubbers as well as precipitator upgrades at AERG’s E.D. Edwards energy center have been delayed. The closure of Genco’s Meredosia and Hutsonville energy centers will allow the Merchant Generation segment additional flexibility in the methods to achieve compliance with environmental standards. Merchant Generation and Genco will continue to review and adjust their compliance plans in light of evolving outlooks for power and capacity prices, delivered fuel costs, environment standards and compliance technologies, among other factors.

The completion of Ameren’s, Ameren Missouri’s and Genco’s review of recently finalized environmental regulations and compliance measures could result in significant increases in capital expenditures and operating costs. The compliance costs could be prohibitive at some of our energy centers as the expected return from these investments, at current market prices for energy and capacity, might not justify the required capital expenditures or their continued operation, which could result in the impairment of long-lived assets.

Emission Allowances

The Clean Air Act created marketable commodities called allowances under the acid rain program, the NOx budget trading program, the CAIR, and the CSAPR. With the CSAPR, the EPA adopted a cap-and-trade approach that allows intrastate and limited interstate trading of emission allowances with other sources within the same program, that is, either the SO2, annual NOx, or ozone season NOx programs. As noted above, on December 30, 2011, the United States Court of Appeals for the District of Columbia issued a stay of the CSAPR. Until the CSAPR appeal process is concluded, the EPA will continue to administer the CAIR including its allowance program. See Note 1 – Summary of Significant Accounting Policies for the SO2 and NOx emission allowance book values that were classified as intangible assets as of December 31, 2011 and 2010, and Note 17 – Goodwill, Impairment and Other Charges for information regarding the emission allowance impairments recorded during 2011 and 2010.

Environmental regulations including the CAIR and the CSAPR, the timing of the installation of pollution control equipment, fuel mix, and the level of operations, will have a significant impact on the number of allowances required for ongoing operations. The CAIR uses the acid rain program’s allowances for SO2 emissions and created annual and ozone season NOx allowances. The CSAPR, however, will not rely upon the acid rain program, the NOx budget trading program, or CAIR allowances for its allowance allocation program. Instead, the EPA issued a new type of emissions allowance for each program under the CSAPR. Any unused SO2 allowances, annual NOx allowances, and ozone season NOx allowances issued under CAIR cannot be used for compliance with CSAPR. Ameren, Ameren Missouri and Genco expect to have adequate CAIR allowances for 2012 to avoid needing to make external purchases.

Should the CSAPR become effective as issued, Ameren, Ameren Missouri and Genco are studying their compliance options to identify additional opportunities that may exist for compliance in an economical fashion. Ameren, Ameren Missouri and Genco may be required to purchase emission allowances, if available, to install new or optimize existing pollution control equipment, to limit generation, or take other actions to achieve compliance with the CSAPR in future phase-in years.

Global Climate Change

State and federal authorities, including the United States Congress, have considered initiatives to limit greenhouse gas emissions and to address global climate change. Potential impacts from any climate change legislation or regulation could vary, depending upon proposed CO2 emission limits, the timing of implementation of those limits, the method of distributing any allowances, the degree to which offsets are allowed and available, and provisions for cost-containment measures, such as a “safety valve” provision that provides a maximum price for emission allowances. As a result of our diverse fuel portfolio, our emissions of greenhouse gases vary among

159

our energy centers, but coal-fired power plants are significant sources of CO2. The enactment of a climate change law could result in a significant rise in household costs and rates for electricity could rise significantly. The burden could fall particularly hard on electricity consumers and upon the economy in the Midwest because of the region’s reliance on electricity generated by coal-fired power plants. Natural gas emits about half as much CO2 as coal when burned to produce electricity. Therefore, climate change regulation could cause the conversion of coal-fired power plants to natural gas, or the construction of new natural gas plants to replace coal-fired power plants. As a result, economywide shifts to natural gas as a fuel source for electricity generation also could affect the cost of heating for our utility customers and many industrial processes that use natural gas.

In December 2009, the EPA issued its “endangerment finding” under the Clean Air Act which stated that greenhouse gas emissions, including CO2, endanger human health and welfare and that emissions of greenhouse gases from motor vehicles contribute to that endangerment. In March 2010, the EPA issued a determination that greenhouse gas emissions from stationary sources, such as power plants, would be subject to regulation under the Clean Air Act effective the beginning of 2011. As a result of these actions, we are required to consider the emissions of greenhouse gases in any air permit application.

Recognizing the difficulties presented by regulating at once virtually all emitters of greenhouse gases, the EPA finalized in May 2010 regulations, known as the “Tailoring Rule,” that established new higher thresholds for regulating greenhouse gas emissions from stationary sources, such as power plants. The Tailoring Rule became effective in January 2011. The rule requires any source that already has an operating permit to have greenhouse-gas-specific provisions added to its permits upon renewal. Currently, all Ameren energy centers have operating permits that, when renewed, may be modified to address greenhouse gas emissions. The Tailoring Rule also provides that if projects performed at major sources result in an increase in emissions of greenhouse gases of at least 75,000 tons per year, measured in CO2 equivalents, such projects could trigger permitting requirements under the NSR programs and the application of best available control technology, if any, to control greenhouse gas emissions. New major sources are also required to obtain such a permit and to install the best available control technology if their greenhouse gas emissions exceed the applicable emissions threshold. Separately, in December 2010, the EPA announced a settlement agreement under which it would propose NSPS for greenhouse gas emissions at new and existing fossil fuel-fired power plants by July 26, 2011 and issue a final standard by May 2012. The EPA has not yet proposed a rule and has not specified a new estimate of when it will issue that standard. It is uncertain whether reductions to greenhouse gas emissions would be required at Ameren’s, Ameren Missouri’s or Genco’s energy centers as a result of any of the EPA’s new and future rules. Legal challenges to the EPA’s greenhouse gas rules have been filed. Any federal climate change legislation that is enacted may preempt the EPA’s regulation of greenhouse gas emissions, including the Tailoring Rule, particularly as it relates to power plant greenhouse gas emissions. The extent to which the Tailoring Rule could have a material impact on our energy centers depends upon how state agencies apply the EPA’s guidelines as to what constitutes the best available control technology for greenhouse gas emissions from power plants and whether physical changes or changes in operations subject to the rule occur at our energy centers. Although the EPA has stated its intention to regulate greenhouse gas emissions from stationary sources, such as power plants, congressional action could block or delay that effort.

Future federal and state legislation or regulations that mandate limits on the emission of greenhouse gases would likely result in significant increases in capital expenditures and operating costs, which, in turn, could lead to increased liquidity needs and higher financing costs. Moreover, to the extent Ameren Missouri requests recovery of these costs through rates, its regulators might delay or deny timely recovery of these costs. Excessive costs to comply with future legislation or regulations might force Ameren, Ameren Missouri and Genco as well as other similarly situated electric power generators to close some coal-fired facilities earlier than planned, which could lead to possible impairment of assets and reduced revenues. As a result, mandatory limits could have a material adverse impact on Ameren’s, Ameren Missouri’s, and Genco’s results of operations, financial position, and liquidity.

Recent federal court decisions have considered the application of common law causes of action, such as nuisance, to address damages resulting from global climate change. In June 2011, the United States Supreme Court in State of Connecticut v. American Electric Power rejected state efforts to impose liability for CO2 and greenhouse gases emissions under federal common law. That ruling, however, did not address whether private citizens could pursue causes of action based on state common law. In June 2011, a case called Comer v. Murphy Oil (Comer) was filed in the United States District Court for the Southern District of Mississippi. In this litigation, a Mississippi property owner sued several industrial companies, including Ameren Missouri and Genco, alleging that CO2 emissions created the atmospheric conditions that intensified Hurricane Katrina. Although we are unable to predict the outcome of the Comer litigation on our results of operations, financial position, and liquidity, Ameren believes that it has meritorious defenses. Numerous procedural and substantive challenges are expected in the Comer litigation.

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

Following the issuance of a Notice of Violation, in January 2011, the Department of Justice on behalf of the EPA filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The EPA’s complaint alleges that in performing projects at its Rush Island coal-fired energy center, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2012, the United States District Court granted, in part, Ameren Missouri’s motion to dismiss various aspects of the EPA’s penalty claims. The EPA’s claims for injunctive relief, including to require the installation of pollution control equipment, remain. At present, the complaint does not include Ameren Missouri’s other coal-fired energy centers, but the EPA has issued Notices of Violation under its NSR enforcement initiative against the company’s Labadie, Meramec, and Sioux coal-fired energy centers. Litigation of this matter could take many years to resolve. Ameren Missouri believes its defenses to the allegations described in the complaint as well as the Notices of Violation are meritorious. Ameren Missouri will defend itself vigorously. However, there can be no assurances that it will be successful in its efforts.

Ultimate resolution of these matters could have a material adverse impact on the future results of operations, financial position, and liquidity of Ameren, Ameren Missouri and Genco. A resolution could result in increased capital expenditures for the installation of pollution control equipment, increased operations and maintenance expenses, and penalties. We are unable to predict the ultimate resolution of these matters or the costs that might be incurred. However, Ameren Missouri has concluded that, while a loss may be reasonably possible, the likelihood of loss is not probable. Therefore, no reserve has been established.

Clean Water Act

In March 2011, the EPA announced a proposed rule applicable to cooling water intake structures at existing power plants that have the ability to withdraw more than 2 million gallons of water per day from a body of water and use at least 25 percent of that water exclusively for cooling. Under the proposed rule, affected facilities would be required either to meet mortality limits for aquatic life impinged on the plant’s intake screens or to reduce intake velocity to 0.5 feet per second. The proposed rule also requires plants to meet site-specific entrainment standards or to reduce the cooling water intake flow commensurate with the intake flow of a closed-cycle cooling system. The final rule is scheduled to be issued in July 2012, with compliance expected within eight years thereafter. All coal-fired, nuclear, and combined cycle energy centers at Ameren, Ameren Missouri and Genco with cooling water systems are subject to this proposed rule. The proposed rule did not mandate cooling towers at existing facilities, as other technology options potentially could meet the site-specific standards. Ameren, Ameren Missouri and Genco are currently evaluating the proposed rule, and their assessment of the proposed rule’s impacts is ongoing. Therefore, we cannot predict at this time the capital or operating costs associated with compliance. The proposed rule could have an adverse effect on our results of operations, financial position, and liquidity if its implementation requires the installation of cooling towers at our electric generating stations.

In September 2009, the EPA announced its plan to revise the effluent guidelines applicable to steam electric generating units under the Clean Water Act. Effluent guidelines are national standards for wastewater discharges to surface water that are based on the effectiveness of available control technology. The EPA is engaged in information collection and analysis activities in support of this rulemaking. It has indicated that it expects to issue a proposed rule in July 2012 and to finalize the rule in 2014. We are unable at this time to predict the impact of this development.

Remediation

We are involved in a number of remediation actions to clean up hazardous waste sites as required by federal and state law. Such statutes require that responsible parties fund remediation actions regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site. Ameren Missouri and Ameren Illinois have each been identified by the federal or state governments as a potentially responsible party (PRP) at several contaminated sites. Several of these sites involve facilities that were transferred by our rate-regulated utility operations in Illinois to Genco in May 2000 and to AERG in October 2003. As part of each transfer, Ameren Illinois contractually agreed to indemnify Genco and AERG for remediation costs associated with preexisting environmental contamination at the transferred sites.

As of December 31, 2011, Ameren and Ameren Illinois owned or were otherwise responsible for 44 former MGP sites in Illinois. These are in various stages of investigation, evaluation, and remediation. Based on current estimated plans, Ameren and Ameren Illinois could substantially conclude remediation efforts at most of these sites by 2015. The ICC permits Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently and properly incurred. Costs are subject to annual review by the ICC.

As of December 31, 2011, Ameren and Ameren Missouri own or are otherwise responsible for 10 MGP sites in Missouri and one site in Iowa. Ameren Missouri does not currently have a rate rider mechanism that permits recovery of remediation costs associated with MGP sites from utility customers. Ameren Missouri does not have any retail utility operations in Iowa that would provide a source of recovery of these remediation costs.

The following table presents, as of December 31, 2011, the estimated probable obligation to remediate these MGP sites.

	Estimate		Recorded Liability(a)
	Low	High
Ameren	$107	$183	$107
Ameren Missouri	3	4	3
Ameren Illinois	104	179	104

(a)	Recorded liability represents the estimated minimum probable obligations, as no other amount within the range provided a better estimate.

Ameren Illinois is responsible for the cleanup of a former coal ash landfill in Coffeen, Illinois. As of December 31, 2011, Ameren Illinois estimated that obligation at $0.5 million to $6 million. Ameren Illinois recorded a liability of $0.5 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate. Ameren Illinois is also responsible for the cleanup of a landfill, underground storage tanks, and a water treatment plant in Illinois. As of December 31, 2011, Ameren Illinois recorded a liability of $0.8 million to represent its best estimate of the obligation for these sites.

Ameren Missouri has responsibility for the investigation and potential cleanup of two waste sites in Missouri as a result of federal agency mandates. One of the cleanup sites is a former coal tar distillery located in St. Louis, Missouri. In 2008, the EPA issued an administrative order to Ameren Missouri pertaining to this distillery operated by Koppers Company or its predecessor and successor companies. Ameren Missouri is the current owner of the site, but Ameren Missouri did not conduct any of the manufacturing operations involving coal tar or its byproducts. Ameren Missouri, along with two other PRPs, is currently performing a site investigation. As of December 31, 2011, Ameren Missouri estimated its obligation at $2 million to $5 million. Ameren Missouri has a liability of $2 million recorded to represent its estimated minimum obligation, as no other amount within the range was a better estimate. Ameren Missouri’s other active federal agency-mandated cleanup site in Missouri is a site in Cape Girardeau. Ameren Missouri was a customer of an electrical equipment repair and disposal company that previously operated a facility at this site. A trust was established in the early 1990s by several businesses and governmental agencies to fund the cleanup of this site, which was completed in 2005. Ameren Missouri anticipates this trust fund will be sufficient to complete the remaining adjacent off-site cleanup and therefore has no recorded liability at December 31, 2011, related to this site.

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

The Sauget Area 2 investigations overseen by the EPA have been completed. The results have been submitted to the EPA, and a record of decision is expected in 2012. Once the EPA has selected a remedy, if any, it would begin negotiations with various PRPs regarding implementation. Over the last several years, numerous other parties have joined the PRP group. In addition, Pharmacia Corporation and Monsanto Company have agreed to assume the liabilities related to Solutia’s former chemical waste landfill in the Sauget Area 2. As of December 31, 2011, Ameren Missouri estimated its obligation at $0.3 million to $10 million. Ameren Missouri has a liability of $0.3 million recorded to represent its estimated minimum obligation, as no other amount within the range was a better estimate.

In December 2004, AERG submitted a plan to the Illinois EPA to address groundwater and surface water issues associated with the recycle pond, ash ponds, and reservoir at the Duck Creek energy center. In 2010, AERG closed the recycle pond system. Remediation work on the recycle pond was completed in the first quarter of 2011, and therefore no liability exists as of December 31, 2011.

Our operations or those of our predecessor companies involve the use of, disposal of, and in appropriate

162

circumstances, the cleanup of substances regulated under environmental protection laws. We are unable to determine whether such practices will result in future environmental commitments or affect our results of operations, financial position, or liquidity.

Ash Management

There has been activity at both state and federal levels regarding additional regulation of ash pond facilities and CCR. In May 2010, the EPA announced proposed new regulations regarding the regulatory framework for the management and disposal of CCR, which could affect future disposal and handling costs at our energy centers. Those proposed regulations include two options for managing CCRs under either solid or hazardous waste regulations, but either alternative would allow for some continued beneficial uses, such as recycling of CCR without classifying it as waste. As part of its proposal, the EPA is considering alternative regulatory approaches that require coal-fired power plants either to close surface impoundments, such as ash ponds, or to retrofit such facilities with liners. Existing impoundments and landfills used for the disposal of CCR would be subject to groundwater monitoring requirements and requirements related to closure and postclosure care under the proposed regulations. Additionally, in January 2010, EPA announced its intent to develop regulations establishing financial responsibility requirements for the electric generation industry, among other industries, and it specifically discussed CCR as a reason for developing the new requirements. Ameren, Ameren Missouri and Genco are currently evaluating all of the proposed regulations to determine whether current management of CCR, including beneficial reuse, and the use of the ash ponds should be altered. Ameren, Ameren Missouri and Genco also are evaluating the potential costs associated with compliance with the proposed regulation of CCR impoundments and landfills, which could be material, if such regulations are adopted.

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

Ameren Missouri included certain capitalized costs associated with enhancements, or costs that would have been incurred absent the breach, at the rebuilt Taum Sauk energy center not recovered from property insurers in its 2010 electric rate case filing. However, in the July 2011 rate order, the MoPSC disallowed all of these capitalized costs associated with the rebuilding of the Taum Sauk energy center. As a result of the order, Ameren and Ameren Missouri each recorded a pretax charge to earnings in 2011 of $89 million to reflect this disallowance. See Note 2 – Rate and Regulatory Matters for additional information about the appeal of the MoPSC’s July 2011 electric rate order.

Ameren Missouri had property and liability insurance coverage for the Taum Sauk incident, subject to certain limits and deductibles. Insurance did not cover some lost electric margins or penalties paid to FERC. Ameren Missouri believes that the total cost for cleanup, damage and liabilities, excluding costs to rebuild the upper reservoir, is $209 million, which is the amount Ameren Missouri had paid as of December 31, 2011. As of December 31, 2011, Ameren Missouri had recorded expenses of $37 million, primarily in prior years (2011 – $1 million, 2010 – $1 million, 2009 – $2 million), for items not covered by insurance. Ameren Missouri recorded a $172 million receivable for amounts recoverable from insurance companies under liability coverage. As of December 31, 2011, Ameren Missouri had received $104 million from insurance companies for liability claims, which reduced the insurance receivable balance subject to liability coverage to $68 million.

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

Asbestos-related Litigation

Ameren, Ameren Missouri, Ameren Illinois and EEI have been named, along with numerous other parties, in a number of lawsuits filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The total number of defendants named in each case varies, with as many as 272 parties named in some pending cases and as few as two in others. In the cases pending as of December 31, 2011, the average number of parties was 80.

The claims filed against Ameren, Ameren Missouri, Ameren Illinois and Genco allege injury from asbestos exposure during the plaintiffs’ activities at our present or former electric generating plants. Former CIPS plants are now owned by Genco, and former CILCO plants are now owned by AERG. As a part of the transfer of ownership of the CIPS and CILCO generating plants, CIPS and CILCO, now Ameren Illinois, contractually agreed to indemnify Genco and AERG, for liabilities associated with asbestos-related claims arising from activities prior to the transfer. Each lawsuit seeks unspecified damages that, if awarded at trial, typically would be shared among the various defendants.

The following table presents the pending asbestos-related lawsuits filed against the Ameren Companies as of December 31, 2011:

Ameren	Ameren Missouri	Ameren Illinois	Genco	Total(a)
4	53	77	(b)	93

(a)	Total does not equal the sum of the subsidiary unit lawsuits because some of the lawsuits name multiple Ameren entities as defendants.
(b)	As of December 31, 2011, six asbestos-related lawsuits were pending against EEI. The general liability insurance maintained by EEI provides coverage with respect to liabilities arising from asbestos-related claims.

At December 31, 2011, Ameren, Ameren Missouri, Ameren Illinois and Genco had liabilities of $18 million, $6 million, $12 million, and $- million, respectively, recorded to represent their best estimate of their obligations related to asbestos claims.

Ameren Illinois has a tariff rider to recover the costs of asbestos-related litigation claims, subject to the following terms: 90% of cash expenditures in excess of the amount included in base electric rates are to be recovered from a trust fund that was established when Ameren acquired IP. At December 31, 2011, the trust fund balance was $23 million, including accumulated interest. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the fund. Once the trust fund is depleted, 90% of allowed cash expenditures in excess of base rates will be recovered through charges assessed to customers under the tariff rider. Following the Ameren Illinois Merger, this rider is applicable only for claims that occurred within IP’s historical service territory. Similarly, the rider will permit recovery only from customers within IP’s historical service territory.

Illinois Sales and Use Tax Exemptions and Credits

In Exelon Corporation v. Department of Revenue, the Illinois Supreme Court decided in 2009 that electricity is tangible personal property for purposes of the Illinois income tax investment credit. In March 2010, the United States Supreme Court refused to hear the case, and the decision became final. During the second quarter of 2010, Genco and AERG began claiming Illinois sales and use tax exemptions and credits for purchase transactions related to their generation operations. The basis for those claims is that the determination in the Exelon case that electricity is tangible personal property applies to sales and use tax manufacturing exemptions and credits. On November 2, 2011, EEI received a notice of proposed tax liability, documenting the state of Illinois’ position that EEI did not qualify for the manufacturing exemption it used during 2010. Genco is challenging the State of Illinois’ position. In December 2011, EEI filed a request for review by the Informal Conference Board of the Illinois Department of Revenue. Ameren and Genco do not believe that it is probable that the state of Illinois will prevail and therefore have not recorded a charge to earnings for the loss contingency. From the second quarter of 2010 through December 31, 2011, Ameren and Genco claimed manufacturing exemptions and credits of $27 million and $19 million, respectively.

NOTE 16 – CORPORATE REORGANIZATION AND DISCONTINUED OPERATIONS

On October 1, 2010, after receiving all necessary approvals, Ameren, CIPS, CILCO, IP, AERG and AER completed a two-step corporate internal reorganization. The first step of the reorganization was the Ameren Illinois Merger. The second step of the reorganization involved the distribution of AERG stock from Ameren Illinois to Ameren (the AERG distribution) and the subsequent contribution by Ameren of the AERG stock to AER.

Upon the Ameren Illinois Merger, the debt and other obligations of CILCO and IP under their mortgage indentures, senior note indentures, and pollution control bond agreements become debt and obligations of Ameren Illinois. The property owned by CILCO and IP immediately before the Ameren Illinois Merger that was subject to the lien of their respective mortgage indentures remained subject to such lien, which continued to secure the bonds outstanding under such mortgage indenture subject to the release and other provisions of such mortgage indenture. The senior secured notes of IP and CILCO remained secured by the mortgage bonds held by their respective senior note trustee, subject to the release and other provisions of the respective senior note indenture. The debt and other obligations of CIPS remained debt and obligations of Ameren Illinois. Ameren Illinois secured the senior notes issued by CIPS with the benefit of a lien under the IP mortgage indenture. Ameren Illinois has also encumbered substantially all of the real estate, fixtures and equipment owned by CIPS immediately before the Ameren Illinois Merger with the lien of the IP mortgage indenture.

At the time of the Ameren Illinois Merger, the common stock of CILCO and IP, all wholly owned by Ameren, was canceled without consideration. Then, pursuant to the merger agreement: (i) every two shares of each series of IP preferred stock outstanding immediately prior to the Ameren Illinois Merger were automatically converted into one share of a newly created series of Ameren Illinois preferred stock having the same payment and redemption terms as the existing series of IP preferred stock, except to the extent that IP preferred stockholders exercised their dissenters’ rights in accordance with Illinois law; and (ii) each outstanding share of CIPS common and preferred stock remained outstanding, except to the extent that CIPS preferred stockholders exercised their dissenters’ rights in accordance with Illinois law. Stockholders holding approximately 8,337 shares and 423 shares of CIPS and IP preferred stock, respectively, exercised their dissenters’ rights.

In its application for the FERC orders approving the Ameren Illinois Merger and the AERG distribution, Ameren committed to maintain a minimum 30% equity capital structure at Ameren Illinois after the Ameren Illinois Merger and the AERG distribution.

Ameren Illinois determined that the operating results of AERG qualified for discontinued operations presentation; therefore, Ameren Illinois segregated AERG’s operating results and presented them separately as discontinued operations for all periods presented prior to October 1, 2010, in this report. For Ameren’s financial statements, AERG’s results of operation remain classified as continuing operations. The following table summarizes the operating results of Ameren Illinois’ former merchant generation subsidiary, AERG, classified as discontinued operations in Ameren Illinois’ statements of income for the years ended December 31, 2010, and 2009:

	2010	2009
Operating revenues	$274	$427
Operating expenses	201	233
Operating income	73	194
Other income	1	-
Interest charges	14	16
Income taxes	20	64
Income from discontinued operations, net of tax	$40	$114

NOTE 17 – GOODWILL, IMPAIRMENT AND OTHER CHARGES

The following table summarizes the pretax charges recognized for the years ended December 31, 2011, 2010, and 2009:

	Goodwill	Long-Lived Assets and Related Charges	Emission Allowances	Total
2011:
Ameren(a)	$-	$123	$2	$125
Ameren Missouri	-	89	-	89
Genco	-	34	1	35
2010:
Ameren(a)	420	101	68	589
Genco	65	64	41	170
2009:
Ameren(a)	-	7	-	7
Genco	-	6	-	6

(a)	Includes amounts for registrant and nonregistrant subsidiaries.

Each of the above charges was recorded in the statement of income as “Goodwill, impairment and other charges,” with the exception of the Ameren Missouri statement of income where it was recorded as “Loss from regulatory disallowance.” Each of the charges is discussed below.

The goodwill and other asset impairment charges did not result in a violation of any Ameren or Ameren subsidiary debt covenants or counterparty agreements. The charges are not expected to have a material impact on future operations.

Goodwill

Ameren has three reporting units, which also represent Ameren’s reportable segments. The Ameren reporting units are Ameren Missouri, Ameren Illinois, and Merchant

Generation. Genco has one reporting unit, Merchant Generation. Ameren Illinois has one reporting unit, Ameren Illinois. Ameren’s reporting units have been defined and goodwill has been evaluated at the operating segment level in accordance with authoritative accounting guidance. Our reporting units represent businesses for which discrete financial information is available and reviewed regularly by management.

We evaluate goodwill for impairment as of October 31 of each year, or more frequently if events and circumstances indicate that the asset might be impaired. In 2011, FASB amended its guidance to simplify the testing of goodwill for impairment. The amended guidance provides an option to perform a qualitative assessment to determine whether further impairment testing is necessary. If the qualitative evaluation yields support that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, the quantitative impairment test is not required. Ameren and Ameren Illinois adopted the qualitative goodwill evaluation model for its annual goodwill impairment test conducted as of October 31, 2011. Based on the results of Ameren’s and Ameren Illinois’ qualitative assessment, Ameren and Ameren Illinois believe it was more likely than not that the fair value of each of their reporting units exceeded their carrying values as of October 31, 2011, indicating no impairment of Ameren’s and Ameren Illinois’ goodwill. The following factors, not meant to be all-inclusive, were considered by Ameren and Ameren Illinois when assessing whether it was more likely than not that the fair value of the Ameren Illinois reporting unit exceeded its carrying value for the October 31, 2011 test:

•	Macroeconomic conditions, including those conditions within Ameren Illinois’ service territory;
•	Pending rate case outcomes and future rate case outcomes;
•	Changes in laws and potential law changes, such as the IEIMA;
•	Observable industry market multiples; and
•	Actual and forecasted financial performance.

During 2010, Ameren recorded a noncash impairment charge of $420 million, which represented all of the goodwill assigned to Ameren’s Merchant Generation reporting unit. Genco recorded a noncash impairment charge of $65 million, which represented all the goodwill assigned to Genco’s Merchant Generation reporting unit. The impairments recorded in 2010 in the Merchant Generation segment were caused by a sustained decline in market prices for electricity, industry market multiples becoming observable at lower levels than previously estimated, and potentially more stringent environmental regulations being enacted.

Ameren and Ameren Illinois will continue to monitor the actual and forecasted operating results, cash flows, market capitalization, and observable industry market multiples of their reporting units for signs of possible declines in estimated fair value and potential goodwill impairment.

The following tables provide a reconciliation of the beginning and ending carrying amounts of goodwill by reporting unit, for Ameren, Ameren Illinois and Genco for the years ended December 31, 2011 and 2010:

Ameren

	2011	2010
	Ameren Illinois	Ameren Illinois	Merchant Generation	Total(a)
Gross goodwill at January 1	$411	$411	$420	$831
Accumulated impairment losses	-	-	-	-
Goodwill, net of accumulated impairment losses	$411	$411	$420	$831
Impairment losses during year	-	-	420	420
Goodwill, net of impairment losses at December 31	$411	$411	$-	$411

(a)	Includes amounts for Ameren registrants and nonregistrant subsidiaries.

Ameren Illinois

	2011	2010
	Ameren Illinois	Ameren Illinois
Gross goodwill at January 1	$411	$411
Accumulated impairment losses	-	-
Goodwill, net of accumulated impairment losses	$411	$411
Impairment losses during the year	-	-
Goodwill, net of impairment losses at December 31	$411	$411

Genco

2010
Merchant Generation
Gross goodwill at January 1	$65
Accumulated impairment losses	-
Goodwill, net of accumulated impairment losses	$65
Impairment losses during the year	65
Goodwill, net of impairment losses at December 31	$-

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

During 2011, the MoPSC issued an electric rate order that disallowed the recovery of all costs of enhancements, or costs that would have been incurred absent the breach, related to the rebuilding of the Taum Sauk energy center in excess of the amount recovered from property insurance. Consequently, Ameren and Ameren Missouri each reported a pretax charge to earnings of $89 million. See Note 2 – Rate and Regulatory Matters for additional information.

At the end of 2011, Genco ceased operations of its Meredosia and Hutsonville energy centers. The closure of these energy centers resulted in the elimination of 90 positions. Ameren and Genco each recorded the following pretax charges to earnings during 2011 related to the closure of these energy centers:

•	a $26 million noncash impairment, representing the remaining net investment in both energy centers;
•	a $4 million noncash impairment of materials and supplies; and
•	a $4 million estimate for future cash severance costs, which will be substantially paid during the first quarter of 2012.

The closure of these energy centers is primarily the result of the expected cost of complying with the CSAPR and the MATS. Genco determined that environmental compliance options for these four units were uneconomical. Another factor driving the closure of these energy centers was a lack of a multiyear capacity market managed by MISO, without which Genco was not positioned to make the substantial investment for environmental controls that would be required to keep these units in service. Ameren and Genco expect to receive cash tax benefits of $22 million and $33 million, respectively, as a result of the closure of these energy centers. Previously recorded AROs for ash pond closures, river structure, and asbestos removals at these energy centers were $38 million. Ameren and Genco expect cash expenditures over the next 10 years along with associated cash tax benefits of $16 million.

During 2010, Ameren and Genco evaluated their long-lived assets and recorded noncash pretax asset impairment charges of $101 million and $64 million, respectively, to reduce the carrying value of the Meredosia and Medina Valley energy centers to their estimated fair value during 2010.

In 2009, Genco recorded asset impairment charges of $6 million as a result of the termination of a rail line extension project at a Genco subsidiary and an adjustment of the carrying value of an office building owned by Genco to its estimated fair value as of December 31, 2009. The charge related to the office building was based on the net proceeds from its sale in 2010. In addition, AERG recorded an asset impairment charge of $1 million to adjust the carrying value of its Indian Trails generation facility’s estimated fair value as of December 31, 2009. This charge was based on the net proceeds from the sale of the facility in January 2010.

Intangible Assets

We evaluate emission allowances for impairment if events or changes in circumstances indicate that they will not or cannot be used in operations.

Prior to 2010, Ameren, Ameren Missouri and Genco expected to use their SO2 emission allowances for ongoing operations. In July 2010, the EPA issued the proposed CSAPR, which would restrict the use of existing SO2 emission allowances. As a result, Ameren, Ameren Missouri and Genco no longer expected all of their SO2 emission allowances would be used in operations. Therefore, during 2010, Ameren, Ameren Missouri and Genco recorded an impairment charge to reduce the carrying value of their SO2 emission allowances to their estimated fair value. Ameren’s and Genco’s noncash pretax impairment charge was $68 million and $41 million, respectively. Ameren Missouri recorded a $23 million impairment of its SO2 emission allowances by reducing a previously established regulatory liability relating to SO2 emission allowances. Therefore, the Ameren Missouri SO2 emission allowance impairment had no impact on earnings. The fair value of the SO2 emission allowances was based on observable and unobservable inputs.

In July 2011, the EPA issued CSAPR, which created new allowances for SO2 and NOx emissions, and restricted the use of pre-existing SO2 and NOx allowances to the acid rain program and to the NOx budget trading program, respectively. As a result, observable market prices for existing emission allowances declined materially. Consequently, during 2011, Ameren and Genco recorded a noncash pretax impairment charge of $2 million and $1 million, respectively. Ameren Missouri recorded a $1 million impairment of its SO2 emission allowances by reducing a previously established regulatory liability relating to the SO2 emission allowances, which had no impact on earnings.

NOTE 18 – SEGMENT INFORMATION

Ameren has three reportable segments: Ameren Missouri, Ameren Illinois, and Merchant Generation. The Ameren Missouri segment for Ameren and Ameren Missouri includes all the operations of Ameren Missouri’s business as described in Note 1 – Summary of Significant Accounting Policies. The Ameren Illinois segment for Ameren and Ameren Illinois consists of all of the operations of Ameren Illinois as described in Note 1 – Summary of Significant Accounting Policies. The Merchant Generation

segment for Ameren consists primarily of the operations or activities of Genco, including EEI, AERG, Medina Valley and Marketing Company. The category called Other primarily includes Ameren parent company activities, Ameren Services, and ATXI.

The following table presents information about the reported revenues and specified items reflected in Ameren’s net income for the years ended December 31, 2011, 2010, and 2009, and total assets as of December 31, 2011, 2010, and 2009.

Ameren

	Ameren Missouri	Ameren Illinois Regulated Segment	Merchant Generation	Other		Intersegment Eliminations	Consolidated
2011:
External revenues	$3,358	$2,774	$1,394	$5		$-	$7,531
Intersegment revenues	25	13	235	4		(277)	-
Depreciation and amortization	408	215	143	19		-	785
Interest and dividend income	30	1	-	44		(43)	32
Interest charges	209	136	105	44		(43)	451
Income taxes (benefit)	161	127	32	(10)		-	310
Net income (loss) attributable to Ameren Corporation(a)	287	193	45	(6)		-	519
Capital expenditures	550	351	153	(24	)(b)	-	1,030
Total assets	12,757	7,213	3,833	1,211		(1,369)	23,645
2010:
External revenues	$3,176	$3,002	$1,459	$1		$-	$7,638
Intersegment revenues	21	12	234	13		(280)	-
Depreciation and amortization	382	210	146	27		-	765
Interest and dividend income	31	1	1	25		(25)	33
Interest charges	213	143	133	35		(27)	497
Income taxes (benefit)	199	137	6	(17)		-	325
Net income (loss) attributable to Ameren Corporation(a)	364	208	(409)	(24)		-	139
Capital expenditures	624	281	101	36		-	1,042
Total assets	12,504	7,406	3,934	1,354		(1,687)	23,511
2009:
External revenues	$2,847	$2,957	$1,322	$9		$-	$7,135
Intersegment revenues	27	27	390	19		(463)	-
Depreciation and amortization	357	216	126	26		-	725
Interest and dividend income	29	6	-	33		(38)	30
Interest charges	229	153	119	48		(41)	508
Income taxes (benefit)	128	79	151	(26)		-	332
Net income (loss) attributable to Ameren Corporation(a)	259	127	247	(21)		-	612
Capital expenditures	882	352	408	68		-	1,710
Total assets	12,219	7,181	4,751	1,814		(2,263)	23,702

(a)	Represents net income (loss) available to common stockholders.
(b)	Includes the elimination of intercompany transfers.

SELECTED QUARTERLY INFORMATION (Unaudited) (In millions, except per share amounts)

Quarter Ended(a)	Operating Revenues	Operating Income	Net Income (Loss) Attributable to Ameren Corporation	Earnings (Loss) per Common Share – Basic and Diluted
Ameren
March 31, 2011	$1,904	$227	$71	$0.29
March 31, 2010	1,940	298	102	0.43
June 30, 2011	1,781	316	138	0.57
June 30, 2010	1,725	331	152	0.64
September 30, 2011	2,268	550	285	1.18
September 30, 2010	2,267	89	(167)	(0.70)
December 31, 2011	1,578	148	25	0.10
December 31, 2010	1,706	198	52	0.21

(a)	The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding each period.

Quarter Ended	Operating Revenues	Operating Income	Net Income (Loss)	Net Income (Loss) Available to Common Stockholder
Ameren Missouri
March 31, 2011	$772	$77	$22	$21
March 31, 2010	682	90	28	27
June 30, 2011	822	176	91	90
June 30, 2010	761	197	115	113
September 30, 2011	1,115	333	191	190
September 30, 2010	1,060	385	224	223
December 31, 2011	674	23	(14)	(14)
December 31, 2010	694	39	2	1

Quarter Ended	Operating Revenues	Operating Income	Income from Continuing Operations	Net Income	Net Income Available to Common Stockholder
Ameren Illinois
March 31, 2011	$808	$88	$34	$34	$33
March 31, 2010	911	98	36	48	47
June 30, 2011	623	99	38	38	37
June 30, 2010	647	112	48	57	55
September 30, 2011	745	196	98	98	98
September 30, 2010	746	182	91	110	109
December 31, 2011	611	75	26	26	25
December 31, 2010	710	106	37	37	37

Quarter Ended	Operating Revenues	Operating Income (Loss)	Net Income (Loss)	Net Income (Loss) Attributable to Ameren Energy Generating Company
Genco
March 31, 2011	$241	$54	$22	$21
March 31, 2010	266	62	24	23
June 30, 2011	260	37	13	13
June 30, 2010	275	45	14	13
September 30, 2011	327	10	(4)	(5)
September 30, 2010	335	(99)	(100)	(101)
December 31, 2011	238	38	14	15
December 31, 2010	250	54	26	26

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Each of the Ameren Companies was required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC regulations as to management’s assessment of internal control over financial reporting for the 2011 fiscal year.

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on those evaluations, as of December 31, 2011, the principal executive officer and principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of each of the Ameren Companies’ internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). After making that evaluation, management concluded that each of the Ameren Companies’ internal control over financial reporting was effective as of December 31, 2011. The effectiveness of Ameren’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report herein under Part II, Item 8. This annual report does not include an attestation report of Ameren Missouri’s, Ameren Illinois’ or Genco’s (the Subsidiary Registrants) independent registered public accounting firm regarding internal control over financial reporting. Management’s report for each of the Subsidiary Registrants is not subject to attestation by the independent registered public accounting firm.

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

The Ameren Companies have no information reportable under this item that was required to be disclosed in a report on SEC Form 8-K during the fourth quarter of 2011 that has not previously been reported on an SEC Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Items 401, 405, 406 and 407(c)(3),(d)(4) and (d)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2012 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2012 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Information Concerning Nominees to the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board Structure.” With respect to Genco, this information is omitted in reliance on General Instruction I(2) of Form 10-K.

Information concerning executive officers of the Ameren Companies required by Item 401 of SEC Regulation S-K is reported under a separate caption entitled “Executive Officers of the Registrants” in Part I of this report.

Ameren Missouri, Ameren Illinois and Genco do not have separately designated standing audit committees, but instead use Ameren’s audit and risk committee to perform such committee functions for their boards of directors. These companies have no securities listed on the NYSE and therefore are not subject to the NYSE listing standards. Walter J. Galvin serves as chairman of Ameren’s audit and risk committee, and Stephen F. Brauer, Catherine S. Brune and Ellen M. Fitzsimmons serve as members. The board of directors of Ameren has determined that Walter J. Galvin qualifies as an audit committee financial expert and that he is “independent” as that term is used in SEC Regulation 14A.

Also, on the same basis as reported above, the boards of directors of Ameren Missouri, Ameren Illinois and Genco use the nominating and corporate governance committee of Ameren’s board of directors to perform such committee functions. This committee is responsible for the nomination of directors and corporate governance practices. Ameren’s nominating and corporate governance committee will consider director nominations from stockholders in accordance with its Policy Regarding Nominations of Directors, which can be found on Ameren’s website: www.ameren.com.

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

Information required by Items 402 and 407(e)(4) and (e)(5) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2012 annual meeting of shareholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by these SEC Regulation S-K items for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2012 annual meeting of shareholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Executive Compensation,” and “Human Resources Committee Interlocks and Insider Participation.” With respect to Genco, this information is omitted in reliance on General Instruction I(2) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table presents information as of December 31, 2011, with respect to the shares of Ameren’s common stock that may be issued under its existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)			Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(a)	1,744,825	$	(b	)	1,877,523
Equity compensation plans not approved by security holders	-		-		-
Total	1,744,825	$	(b	)	1,877,523

(a)	Consists of the Ameren Corporation Long-term Incentive Plan of 1998, which was approved by stockholders in April 1998 and expired on April 1, 2008, and the Ameren Corporation 2006 Omnibus Incentive Compensation Plan, which was approved by stockholders in May 2006 and expires on May 2, 2016. Pursuant to grants of performance share units (PSUs) under the Long-term Incentive Plan of 1998 and the 2006 Omnibus Incentive Compensation Plan, 211,940 of the securities represent PSUs that vested as of December 31, 2011 (including accrued and reinvested dividends), and 1,496,153 of the securities represent target PSUs granted but not vested (including accrued and reinvested dividends) as of December 31, 2011. The actual number of shares issued in respect of the PSUs will vary from 0% to 200% of the target level depending upon the achievement of total stockholder return objectives established for such awards. For additional information about the PSUs, including payout calculations, see “Compensation Discussion and Analysis – Long-Term Incentives: Performance Share Unit Program (PSUP)” in Ameren’s definitive proxy statement for its 2012 annual meeting of stockholders held pursuant to SEC Regulation 14A. 36,732 of the securities represent shares that may be issued as of December 31, 2011, to satisfy obligations under the Ameren Corporation Deferred Compensation Plan for members of the board of directors.
(b)	Earned PSUs and deferred compensation stock units are paid in shares of Ameren common stock on a one-for-one basis. Accordingly, the PSUs and deferred compensation stock units have been excluded for purposes of calculating the weighted-average exercise price.

Ameren Missouri, Ameren Illinois and Genco do not have separate equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2012 annual meeting of stockholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by this SEC Regulation S-K item for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2012 annual meeting of stockholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ stockholders definitive information statement: “Security Ownership.” With respect to Genco, this information is omitted in reliance on General Instruction I(2) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information required by Item 404 and Item 407(a) of SEC Regulation S-K for Ameren will be included in its definitive proxy statement for its 2012 annual meeting of stockholders filed pursuant to SEC Regulation 14A; it is incorporated herein by reference. Information required by Item 404 of SEC Regulation S-K for Ameren Missouri and Ameren Illinois will be included in each company’s definitive information statement for its 2012 annual meeting of stockholders filed pursuant to SEC Regulation 14C; it is incorporated herein by reference. Specifically, reference is made to the following sections of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Policy and Procedures With Respect to Related Person Transactions” and “Director Independence.” With respect to Genco, this information is omitted in reliance on General Instruction I(2) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by Item 9(e) of SEC Schedule 14A for the Ameren Companies will be included in the definitive proxy statement of Ameren and the definitive information statements of Ameren Missouri and Ameren Illinois for their 2012 annual meetings of stockholders filed pursuant to SEC Regulations 14A and 14C, respectively; it is incorporated herein by reference. Information required by this Item of Form 10-K for Genco is identical to the information that will be included in Ameren’s definitive proxy statement and in the definitive information statements of Ameren Missouri and Ameren Illinois for their 2012 annual meetings of stockholders filed pursuant to SEC Regulations 14A and 14C, respectively; it is incorporated herein by reference. Specifically, reference is made to the following section of Ameren’s definitive proxy statement and each of Ameren Missouri’s and Ameren Illinois’ definitive information statement: “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements	Page No.
Ameren
Report of Independent Registered Public Accounting Firm	79
Consolidated Statement of Income – Years Ended December 31, 2011, 2010, and 2009	81
Consolidated Balance Sheet – December 31, 2011 and 2010	82
Consolidated Statement of Cash Flows – Years Ended December 31, 2011, 2010, and 2009	83
Consolidated Statement of Stockholders’ Equity – Years Ended December 31, 2011, 2010, and 2009	84
Union Electric Company
Report of Independent Registered Public Accounting Firm	79
Statement of Income – Years Ended December 31, 2011, 2010, and 2009	85
Balance Sheet – December 31, 2011 and 2010	86
Statement of Cash Flows – Years Ended December 31, 2011, 2010, and 2009	87
Statement of Stockholders’ Equity – Years Ended December 31, 2011, 2010, and 2009	88
Ameren Illinois
Report of Independent Registered Public Accounting Firm	80
Consolidated Statement of Income – Years Ended December 31, 2011, 2010, and 2009	89
Consolidated Balance Sheet – December 31, 2011 and 2010	90
Consolidated Statement of Cash Flows – Years Ended December 31, 2011, 2010, and 2009	91
Consolidated Statement of Stockholders’ Equity – Years Ended December 31, 2011, 2010, and 2009	92
Genco
Report of Independent Registered Public Accounting Firm	80
Consolidated Statement of Income – Years Ended December 31, 2011, 2010, and 2009	93
Consolidated Balance Sheet – December 31, 2011 and 2010	94
Consolidated Statement of Cash Flows – Years Ended December 31, 2011, 2010, and 2009	95
Consolidated Statement of Stockholder’s Equity – Years Ended December 31, 2011, 2010, and 2009	96
(a)(2) Financial Statement Schedules
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	173
Schedule I – Condensed Financial Information of Parent – Ameren:
Condensed Statement of Income – Years Ended December 31, 2011, 2010, and 2009	174
Condensed Balance Sheet – December 31, 2011 and 2010	174
Condensed Statement of Cash Flows – Years Ended December 31, 2011, 2010, and 2009	174
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010, and 2009	176

Schedule I and II should be read in conjunction with the aforementioned financial statements. Certain schedules have been omitted because they are not applicable or because the required data is shown in the aforementioned financial statements.

(a)(3)	Exhibits.
Reference is made to the Exhibit Index commencing on page 181.
(b)	Exhibits are listed in the Exhibit Index commencing on page 181.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders

of Ameren Corporation:

Our audits of the consolidated financial statements listed in the index appearing under Item 15(a)(1) and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2012 also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As disclosed in Note 6 to Schedule I, the Company has restated its Parent Company only condensed statement of cash flows included on Schedule I for the years ended December 31, 2010 and December 31, 2009.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri

February 28, 2012

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders

of Union Electric Company:

Our audits of the financial statements listed in the index appearing under Item 15(a)(1) referred to in our report dated February 28, 2012 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri

February 28, 2012

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders

of Ameren Illinois Company:

Our audits of the consolidated financial statements listed in the index appearing under Item 15(a)(1) referred to in our report dated February 28, 2012 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri

February 28, 2012

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF INCOME For the Years Ended December 31, 2011, 2010 and 2009

(In millions)	2011	2010	2009
Operating revenues	$-	$-	$-
Goodwill, impairment and other charges	-	372	-
Operating expenses	15	24	20
Operating loss	(15)	(396)	(20)
Equity in earnings of subsidiaries	527	535	625
Interest income from affiliates	44	28	36
Miscellaneous expense	4	3	4
Interest charges	41	56	37
Income tax (benefit)	(8)	(31)	(12)
Net income	$519	$139	$612

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED BALANCE SHEET

(In millions)	December 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$3	$4
Advances to money pool	340	64
Accounts and notes receivable – affiliates	57	405
Other current assets	-	2
Total current assets	400	475
Investments in subsidiaries	7,532	7,681
Note receivable – affiliate	425	425
Other non-current assets	333	403
Total assets	$8,690	$8,984
Liabilities and Stockholders’ Equity:
Short-term debt	$148	$269
Accounts payable – affiliates	13	41
Other current liabilities	62	75
Total current liabilities	223	385
Credit facility borrowings	-	360
Long-term debt	424	423
Other deferred credits and liabilities	74	69
Total liabilities	721	1,237
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized shares outstanding of 242.6 and 240.4, respectively	2	2
Other paid-in capital, principally premium on common stock	5,598	5,520
Retained earnings	2,369	2,225
Total stockholders’ equity	7,969	7,747
Total liabilities and stockholders’ equity	$8,690	$8,984

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF CASH FLOWS For the Years Ended December 31, 2011, 2010 and 2009

(In millions)	2011	Restated 2010	Restated 2009
Net cash flows provided by operating activities	$804	$241	$270
Cash flows from investing activities:
Money pool advances, net	(276)	18	300
Notes receivable – affiliates, net	358	242	(712)
Investments in subsidiaries	(94)	(13)	(831)
Other	(2)	1	-
Net cash flows provided by (used in) investing activities	(14)	248	(1,243)
Cash flows from financing activities:
Dividends on common stock	(375)	(368)	(338)
Short-term debt and credit facility borrowings, net	(481)	(221)	275
Issuances of:
Long-term debt	-	-	423
Common stock	65	80	634
Other	-	-	(19)
Net cash flows provided by (used in) financing activities	(791)	(509)	975

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT AMEREN CORPORATION CONDENSED STATEMENT OF CASH FLOWS For the Years Ended December 31, 2011, 2010 and 2009

(In millions)	2011	Restated 2010	Restated 2009
Net change in cash and cash equivalents	$(1)	$(20)	$2
Cash and cash equivalents at beginning of year	4	24	22
Cash and cash equivalents at the end of year	$3	$4	$24

Cash dividends received from consolidated subsidiaries	$730	$368	$338

AMEREN CORPORATION (parent company only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 – BASIS OF PRESENTATION

Ameren Corporation (parent company only) is a public utility holding company that conducts substantially all of its business operations through its subsidiaries. As specified in Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report, there are restrictions on Ameren Corporation’s (parent company only) ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. In accordance with authoritative accounting guidance, Ameren Corporation (parent company only) has accounted for wholly owned subsidiaries using the equity method. These financial statements are presented on a condensed basis. Additional disclosures relating to the parent company financial statements are included within the combined notes under Part II, Item 8, of this report.

NOTE 2 – SHORT-TERM DEBT AND LIQUIDITY

See Note 4 – Short-term Debt and Liquidity under Part II, Item 8, of this report for a description and details of short-term debt and liquidity needs of Ameren Corporation (parent company only).

NOTE 3 – LONG-TERM OBLIGATIONS

See Note 5 – Long-term Debt and Equity Financings under Part II, Item 8, of this report for a description and details of long-term obligations of Ameren Corporation (parent company only).

NOTE 4 – COMMITMENTS AND CONTINGENCIES

See Note 15 – Commitments and Contingencies under Part II Item 8, of this report for a description of all material contingencies and guarantees outstanding of Ameren Corporation (parent company only).

NOTE 5 – GOODWILL AND OTHER ASSET IMPAIRMENTS

See Note 17 – Goodwill, Impairments and Other Charges under Part II, Item 8, of this report for a description of the impairment charges incurred by Ameren Corporation (parent company only) in 2010.

NOTE 6 – RESTATEMENTS

During 2011, Ameren Corporation (parent company only) identified an error in the cash flow statement classification of intercompany notes receivable that impacted years ended December 31, 2010, and 2009. For the year ended December 31, 2010, previously reported cash flows provided by operating activities were $522 million and cash flows used in investing activities were $33 million. As corrected herein, cash flows provided by operating activities were $241 million and cash flows provided by investing activities were $248 million. For the year ended December 31, 2009, previously reported cash flows used in operating activities were $442 million and cash flows used in investing activities were $531 million. As corrected herein, cash flows provided by operating activities were $270 million and cash flows used in investing activities were $1,243 million.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(in millions)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions(a)	Balance at End of Period
Ameren:
Deducted from assets – allowance for doubtful accounts:
2011	$23	$41	$-	$44	$20
2010	24	33	-	34	23
2009	28	37	-	41	24
Ameren Missouri:
Deducted from assets – allowance for doubtful accounts:
2011	$8	$17	$-	$18	$7
2010	6	14	-	12	8
2009	8	8	-	10	6
Ameren Illinois:
Deducted from assets – allowance for doubtful accounts:
2011	$13	$24	$-	$24	$13
2010	17	18	-	22	13
2009	21	27	-	31	17

(a)	Uncollectible accounts charged off, less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

AMEREN CORPORATION (registrant)

Date: February 28, 2012	By	/s/ Thomas R. Voss
Thomas R. Voss Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Thomas R. Voss Thomas R. Voss	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/s/ Martin J. Lyons, Jr. Martin J. Lyons, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012

* Stephen F. Brauer	Director	February 28, 2012

* Catherine S. Brune	Director	February 28, 2012

* Ellen M. Fitzsimmons	Director	February 28, 2012

* Walter J. Galvin	Director	February 28, 2012

* Gayle P.W. Jackson	Director	February 28, 2012

* James C. Johnson	Director	February 28, 2012

* Steven H. Lipstein	Director	February 28, 2012

* Patrick T. Stokes	Director	February 28, 2012

* Stephen R. Wilson	Director	February 28, 2012

* Jack D. Woodard	Director	February 28, 2012

*By /s/ Martin J. Lyons, Jr. Martin J. Lyons, Jr. Attorney-in-Fact		February 28, 2012

UNION ELECTRIC COMPANY (registrant)

Date: February 28, 2012	By	/s/ Warner L. Baxter
Warner L. Baxter Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Warner L. Baxter Warner L. Baxter	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/s/ Martin J. Lyons, Jr. Martin J. Lyons, Jr.	Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 28, 2012

* Daniel F. Cole	Director	February 28, 2012

* Adam C. Heflin	Director	February 28, 2012

* Richard J. Mark	Director	February 28, 2012

* Charles D. Naslund	Director	February 28, 2012

* Gregory L. Nelson	Director	February 28, 2012

*By /s/ Martin J. Lyons, Jr. Martin J. Lyons, Jr. Attorney-in-Fact		February 28, 2012

AMEREN ILLINOIS COMPANY (registrant)

Date: February 28, 2012	By	/s/ Scott A. Cisel
Scott A. Cisel Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Scott A. Cisel Scott A. Cisel	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/s/ Martin J. Lyons, Jr. Martin J. Lyons, Jr.	Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 28, 2012

* Daniel F. Cole	Director	February 28, 2012

* Gregory L. Nelson	Director	February 28, 2012

*By /s/ Martin J. Lyons, Jr. Martin J. Lyons, Jr. Attorney-in-Fact		February 28, 2012

AMEREN ENERGY GENERATING COMPANY (registrant)

Date: February 28, 2012	By	/s/ Steven R. Sullivan
Steven R. Sullivan Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Steven R. Sullivan Steven R. Sullivan	Chairman, President and Director (Principal Executive Officer)	February 28, 2012

/s/ Martin J. Lyons, Jr. Martin J. Lyons, Jr.	Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 28, 2012

* Daniel F. Cole	Director	February 28, 2012

* Gregory L. Nelson	Director	February 28, 2012

*By /s/ Martin J. Lyons, Jr. Martin J. Lyons, Jr. Attorney-in-Fact		February 28, 2012

EXHIBIT INDEX

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Ameren Illinois	Agreement and Plan of Merger, dated as of April 13, 2010, among CIPS, CILCO and IP	Annex A to Part I of the Registration Statement on Form S-4, File No. 333-166095).
Articles of Incorporation/ By-Laws
3.1(i)	Ameren	Restated Articles of Incorporation of Ameren	Annex F to Part I of the Registration Statement on Form S-4, File No. 33-64165
3.2(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed December 14, 1998	1998 Form 10-K, Exhibit 3(i), File No. 1-14756
3.3(i)	Ameren	Certificate of Amendment to Ameren’s Restated Articles of Incorporation filed April 21, 2011	April 21, 2011 Form 8-K, Exhibit 3(i), File No. 1-14756
3.4(i)	Ameren Missouri	Restated Articles of Incorporation of Ameren Missouri	1993 Form 10-K, Exhibit 3(i), File No. 1-2967
3.5(i)	Ameren Illinois	Restated Articles of Incorporation of Ameren Illinois	2010 Form 10-K, Exhibit 3.4(i), File No. 1-3672
3.6(i)	Genco	Articles of Incorporation of Genco	Exhibit 3.1, Form S-4, File No. 333-56594
3.7(i)	Genco	Amendment to Articles of Incorporation of Genco filed April 19, 2000	Exhibit 3.2, Form S-4, File No. 333-56594
3.8(ii)	Ameren	By-Laws of Ameren, as amended October 8, 2010	October 13, 2010 Form 8-K, Exhibit 3.1(ii), File No. 1-14756
3.9(ii)	Ameren Missouri	By-Laws of Ameren Missouri as amended December 10, 2010	December 15, 2010 Form 8-K, Exhibit 3.1(ii), File No. 1-2967
3.10(ii)	Ameren Illinois	Bylaws of Ameren Illinois as amended December 10, 2010	December 15, 2010 Form 8-K, Exhibit 3.2(ii), File No. 1-3672
3.11(ii)	Genco	Bylaws of Genco as amended December 10, 2010	December 15, 2010 Form 8-K, Exhibit 3.3(ii), File No. 333-56594
Instruments Defining Rights of Security Holders, Including Indentures
4.1	Ameren	Indenture dated as of December 1, 2001 from Ameren to The Bank of New York Mellon Trust Company, N.A., as successor trustee, relating to senior debt securities (Ameren Indenture)	Exhibit 4.5, File No. 333-81774
4.2	Ameren	First Supplemental Indenture to Ameren Senior Indenture dated as of May 19, 2008	June 30, 2008 Form 10-Q, Exhibit 4.1, File No. 1-14756
4.3	Ameren	Ameren Indenture Company Order dated May 15, 2009, establishing 8.875% Senior Notes, due 2014 (including the global note)	May 15, 2009 Form 8-K, Exhibits 4.3 and 4.4, File No. 1-14756
4.4	Ameren Ameren Missouri	Indenture of Mortgage and Deed of Trust dated June 15, 1937 (Ameren Missouri Mortgage), from Ameren Missouri to The Bank of New York Mellon, as successor trustee, as amended May 1, 1941, and Second Supplemental Indenture dated May 1, 1941	Exhibit B-1, File No. 2-4940
4.5	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 1, 1956	August 2, 1956 Form 8-K, Exhibit 2, File No. 1-2967

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.6	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of April 1, 1971	April 1971 Form 8-K, Exhibit 6, File No. 1-2967
4.7	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 1974	February 1974 Form 8-K, Exhibit 3, File No. 1-2967
4.8	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of July 7, 1980	Exhibit 4.6, File No. 2-69821
4.9	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of October 1, 1993, relative to Series 2028	1993 Form 10-K, Exhibit 4.8, File No. 1-2967
4.10	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated as of February 1, 2000	2000 Form 10-K, Exhibit 4.1, File No. 1-2967
4.11	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated August 15, 2002, relative to Series AA	August 23, 2002 Form 8-K, Exhibit 4.3, File No. 1-2967
4.12	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 5, 2003, relative to Series BB	March 11, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.13	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2003, relative to Series CC	April 10, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.14	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 15, 2003, relative to Series DD	August 4, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.15	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated October 1, 2003, relative to Series EE	October 8, 2003 Form 8-K, Exhibit 4.4, File No. 1-2967
4.16	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004A (1998A)	March 31, 2004 Form 10-Q, Exhibit 4.1, File No. 1-2967
4.17	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004B (1998B)	March 31, 2004 Form 10-Q, Exhibit 4.2, File No. 1-2967
4.18	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004C (1998C)	March 31, 2004 Form 10-Q, Exhibit 4.3, File No. 1-2967
4.19	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated February 1, 2004, relative to Series 2004H (1992)	March 31, 2004 Form 10-Q, Exhibit 4.8, File No. 1-2967
4.20	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated May 1, 2004 relative to Series FF	May 18, 2004 Form 8-K, Exhibit 4.4, File No. 1-2967
4.21	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated September 1, 2004 relative to Series GG	September 23, 2004 Form 8-K, Exhibit 4.4, File No. 1-2967
4.22	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated January 1, 2005 relative to Series HH	January 27, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.23	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated July 1, 2005 relative to Series II	July 21, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967
4.24	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated December 1, 2005 relative to Series JJ	December 9, 2005 Form 8-K, Exhibit 4.4, File No. 1-2967

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.25	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2007 relative to Series KK	June 15, 2007 Form 8-K, Exhibit 4.5, File No. 1-2967
4.26	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated April 1, 2008 relative to Series LL	April 8, 2008 Form 8-K, Exhibit 4.7, File No. 1-2967
4.27	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated June 1, 2008 relative to Series MM	June 19, 2008 Form 8-K, Exhibit 4.5, File No. 1-2967
4.28	Ameren Ameren Missouri	Supplemental Indenture to the Ameren Missouri Mortgage dated March 1, 2009 relative to Series NN	March 23, 2009 Form 8-K, Exhibit 4.5, File No. 1-2967
4.29	Ameren Ameren Missouri	Loan Agreement dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri, together with Indenture of Trust dated as of December 1, 1992, between the Missouri Environmental Authority and UMB Bank, N.A. as successor trustee to Mercantile Bank of St. Louis, N.A.	1992 Form 10-K, Exhibit 4.38, File No. 1-2967
4.30	Ameren Ameren Missouri	First Amendment dated as of February 1, 2004, to Loan Agreement dated as of December 1, 1992, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.10, File No. 1-2967
4.31	Ameren Ameren Missouri	Series 1998A Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.28, File No. 1-2967
4.32	Ameren Ameren Missouri	First Amendment dated as of February 1, 2004, to Series 1998A Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.11, File No. 1-2967
4.33	Ameren Ameren Missouri	Series 1998B Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.29, File No. 1-2967
4.34	Ameren Ameren Missouri	First Amendment dated as of February 1, 2004, to Series 1998B Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.12, File No. 1-2967
4.35	Ameren Ameren Missouri	Series 1998C Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	September 30, 1998 Form 10-Q, Exhibit 4.30, File No. 1-2967
4.36	Ameren Ameren Missouri	First Amendment dated as of February 1, 2004, to Series 1998C Loan Agreement dated as of September 1, 1998, between the Missouri Environmental Authority and Ameren Missouri	March 31, 2004 Form 10-Q, Exhibit 4.13, File No. 1-2967
4.37	Ameren Ameren Missouri	Indenture dated as of August 15, 2002, from Ameren Missouri to The Bank of New York Mellon, as successor trustee (relating to senior secured debt securities) (Ameren Missouri Indenture)	August 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-2967

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.38	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated August 22, 2002, establishing the 5.25% Senior Secured Notes due 2012 (including the global note)	August 23, 2002 Form 8-K, Exhibit 4.2, File No. 1-2967
4.39	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated March 10, 2003, establishing the 5.50% Senior Secured Notes due 2034 (including the global note)	March 11, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.40	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated April 9, 2003, establishing the 4.75% Senior Secured Notes due 2015 (including the global note)	April 10, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.41	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated July 28, 2003, establishing the 5.10% Senior Secured Notes due 2018 (including the global note)	August 4, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.42	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated October 7, 2003, establishing the 4.65% Senior Secured Notes due 2013 (including the global note)	October 8, 2003 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.43	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated May 13, 2004, establishing the 5.50% Senior Secured Notes due 2014 (including the global note)	May 18, 2004 Form 8-K, Exhibits 4.2 and 4.3, No. 1-2967
4.44	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated September 1, 2004, establishing the 5.10% Senior Secured Notes due 2019 (including the global note)	September 23, 2004 Form 8-K, Exhibits 4.2 and 4.3, No. 1-2967
4.45	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated January 27, 2005, establishing the 5.00% Senior Secured Notes due 2020 (including the global note)	January 27, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.46	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated July 21, 2005, establishing the 5.30% Senior Secured Notes due 2037 (including the global note)	July 21, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.47	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated December 8, 2005, establishing the 5.40% Senior Secured Notes due 2016 (including the global note)	December 9, 2005 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.48	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated June 15, 2007, establishing the 6.40% Senior Secured Notes due 2017 (including the global note)	June 15, 2007 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.49	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated April 8, 2008, establishing the 6.00% Senior Secured Notes due 2018 (including the global note)	April 8, 2008 Form 8-K, Exhibits 4.3 and 4.5, File No. 1-2967
4.50	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated June 19, 2008, establishing the 6.70% Senior Secured Notes due 2019 (including the global note)	June 19, 2008 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967
4.51	Ameren Ameren Missouri	Ameren Missouri Indenture Company Order dated March 20, 2009, establishing 8.45% Senior Secured Notes due 2039 (including the global note)	March 23, 2009 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2967

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.52	Ameren Ameren Illinois	Indenture dated as of December 1, 1998, from Central Illinois Public Service Company (now known as Ameren Illinois) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CIPS Indenture)	Exhibit 4.4, File No. 333-59438
4.53	Ameren Ameren Illinois	First Supplemental Indenture to the CIPS Indenture, dated as of June 14, 2006	June 19, 2006 Form 8-K, Exhibit 4.2, File No. 1-3672
4.54	Ameren Ameren Illinois	Second Supplemental Indenture to the CIPS Indenture, dated as of March 1, 2010	Exhibit 4.17, File No. 333-166095
4.55	Ameren Ameren Illinois	Third Supplemental Indenture to the CIPS Indenture, dated as of October 1, 2010	2010 Form 10-K, Exhibit 4.59, File No. 1-3672
4.56	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.125% due 2028	2010 Form 10-K, Exhibit 4.60, File No. 1-3672
4.57	Ameren Ameren Illinois	Ameren Illinois Global Note, dated October 1, 2010, representing CIPS Indenture Senior Notes, 6.70% Series Secured Notes due 2036	2010 Form 10-K, Exhibit 4.62, File No. 1-3672
4.58	Ameren Ameren Illinois	Indenture of Mortgage and Deed of Trust between Illinois Power Company (predecessor in interest to CILCO and Ameren Illinois) and Bankers Trust Company (now known as Deutsche Bank Trust Company Americas), as trustee, dated as of April 1, 1933 (CILCO Mortgage), Supplemental Indenture between the same parties dated as of June 30, 1933, Supplemental Indenture between CILCO (predecessor in interest to Ameren Illinois) and the trustee, dated as of July 1, 1933, Supplemental Indenture between the same parties dated as of January 1, 1935, and Supplemental Indenture between the same parties dated as of April 1, 1940	Exhibit B-1, Registration No. 2-1937; Exhibit B-1(a), Registration No. 2-2093; and Exhibit A, April 1940 Form 8-K, File No. 1-2732
4.59	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated December 1, 1949	December 1949 Form 8-K, Exhibit A, File No. 1-2732
4.60	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated July 1, 1957	July 1957 Form 8-K, Exhibit A, File No. 1-2732
4.61	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated February 1, 1966	February 1966 Form 8-K, Exhibit A, File No. 1-2732
4.62	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated January 15, 1992	January 30, 1992 Form 8-K, Exhibit 4(b), File No. 1-2732
4.63	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated June 1, 2006 for the Series AA and BB	June 19, 2006 Form 8-K, Exhibit 4.11, File No. 1-2732
4.64	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated December 1, 2008 for the Series CC	December 9, 2008 Form 8-K, Exhibit 4.5, File No. 1-2732
4.65	Ameren Ameren Illinois	Supplemental Indenture to the CILCO Mortgage, dated as of October 1, 2010	October 7, 2010 Form 8 K, Exhibit 4.4, File No. 1-14756
4.66	Ameren Ameren Illinois	Indenture dated as of June 1, 2006, from CILCO (predecessor in interest to Ameren Illinois) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (CILCO Indenture)	June 19, 2006 Form 8-K, Exhibit 4.3, File No. 1-2732

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.67	Ameren Ameren Illinois	First Supplemental Indenture to the CILCO Indenture, dated October 1, 2010	October 7, 2010 Form 8 K, Exhibit 4.1, File No. 1-3672
4.68	Ameren Ameren Illinois	Second Supplemental Indenture to the CILCO Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.1, File No. 1-3672
4.69	Ameren Ameren Illinois	CILCO Indenture Company Order, dated June 14, 2006, establishing the 6.20% Senior Secured Notes due 2016 (including the global note) and the 6.70% Senior Secured Notes due 2036 (including the global note)	June 19, 2006 Form 8-K, Exhibit 4.6, File No. 1-2732
4.70	Ameren Ameren Illinois	CILCO Indenture Company Order, dated December 9, 2008, establishing the 8.875% Senior Secured Notes due 2013 (including the global note)	December 9, 2008 Form 8-K, Exhibits 4.2 and 4.3, File No. 1-2732
4.71	Ameren Ameren Illinois	General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 between Illinois Power Company (predecessor in interest to Ameren Illinois) and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Mortgage)	1992 Form 10-K, Exhibit 4(cc), File No. 1-3004
4.72	Ameren Ameren Illinois	Supplemental Indenture dated as of March 1, 1998, to Ameren Illinois Mortgage for Series S	Exhibit 4.41, File No. 333-71061
4.73	Ameren Ameren Illinois	Supplemental Indenture dated as of March 1, 1998, to Ameren Illinois Mortgage for Series T	Exhibit 4.42, File No. 333-71061
4.74	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of June 15, 1999	June 30, 1999 Form 10-Q, Exhibit 4.2, File No. 1-3004
4.75	Ameren Ameren Illinois	Supplemental Indenture dated as of July 15, 1999, to Ameren Illinois Mortgage for Series U	June 30, 1999 Form 10-Q, Exhibit 4.4, File No. 1-3004
4.76	Ameren Ameren Illinois	Supplemental Indenture amending the Ameren Illinois Mortgage dated as of December 15, 2002	December 23, 2002 Form 8-K, Exhibit 4.1, File No. 1-3004
4.77	Ameren Ameren Illinois	Supplemental Indenture dated as of June 1, 2006, to Ameren Illinois Mortgage for Series AA	June 19, 2006 Form 8-K, Exhibit 4.13, File No. 1-3004
4.78	Ameren Ameren Illinois	Supplemental Indenture dated as of November 15, 2007, to Ameren Illinois Mortgage for Series BB	November 20, 2007 Form 8-K, Exhibit 4.4, File No. 1-3004
4.79	Ameren Ameren Illinois	Supplemental Indenture dated as of April 1, 2008, to Ameren Illinois Mortgage for Series CC	April 8, 2008 Form 8-K, Exhibit 4.9, File No. 1-3004
4.80	Ameren Ameren Illinois	Supplemental Indenture dated as of October 1, 2008, to Ameren Illinois Mortgage for Series DD	October 23, 2008 Form 8-K, Exhibit 4.4, File No. 1-3004
4.81	Ameren Ameren Illinois	Supplemental Indenture, dated as of October 1, 2010, to Ameren Illinois Mortgage for Series CIPS-AA, CIPS-BB and CIPS-CC	October 7, 2010 Form 8 K, Exhibit 4.9, File No. 1-3672
4.82	Ameren Ameren Illinois	Indenture, dated as of June 1, 2006 from IP (predecessor in interest to Ameren Illinois) to The Bank of New York Mellon Trust Company, N.A., as successor trustee (Ameren Illinois Indenture)	June 19, 2006 Form 8-K, Exhibit 4.4, File No. 1-3004

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
4.83	Ameren Ameren Illinois	First Supplemental Indenture, dated as of October 1, 2010, to the Ameren Illinois Indenture for Series CIPS-AA, CIPS-BB and CIPS-CC	October 7, 2010 Form 8 K, Exhibit 4.5, File No. 1-14756
4.84	Ameren Ameren Illinois	Second Supplemental Indenture to the Ameren Illinois Indenture dated as of July 21, 2011	September 30, 2011 Form 10-Q, Exhibit 4.2, File No. 1-3672
4.85	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order, dated June 14, 2006, establishing the 6.25% Senior Secured Notes due 2016 (including the global note)	June 19, 2006 Form 8-K, Exhibit 4.7, File No. 1-3004
4.86	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order, dated November 15, 2007, establishing 6.125% Senior Secured Notes due 2017 (including the global note)	November 20, 2007 Form 8-K, Exhibit 4.2, File No. 1-3004
4.87	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order, dated April 8, 2008, establishing 6.25% Senior Secured Notes due 2018 (including the global note)	April 8, 2008 Form 8-K, Exhibit 4.4, File No. 1-3004
4.88	Ameren Ameren Illinois	Ameren Illinois Indenture Company Order dated October 23, 2008, establishing 9.75% Senior Secured Notes due 2018 (including the global note)	October 23, 2008 Form 8-K, Exhibit 4.2, File No. 1-3004
4.89	Ameren Genco	Indenture dated as of November 1, 2000, from Genco to The Bank of New York Mellon Trust Company, N.A., as successor trustee (Genco Indenture)	Exhibit 4.1, File No. 333-56594
4.90	Ameren Genco	Third Supplemental Indenture dated as of June 1, 2002, to Genco Indenture, relating to Genco’s 7.95% Senior Notes, Series E due 2032	June 30, 2002 Form 10-Q, Exhibit 4.1, File No. 333-56594
4.91	Ameren Genco	Fourth Supplemental Indenture dated as of January 15, 2003, to Genco Indenture, relating to Genco 7.95% Senior Notes, Series F due 2032	2002 Form 10-K, Exhibit 4.5, File No. 333-56594
4.92	Ameren Genco	Fifth Supplemental Indenture dated as of April 1, 2008, to Genco Indenture, relating to Genco 7.00% Senior Notes, Series G due 2018	April 9, 2008 Form 8-K, Exhibit 4.2, File No. 333-56594
4.93	Ameren Genco	Sixth Supplemental Indenture, dated as of July 7, 2008, to Genco Indenture, relating to Genco 7.00% Senior Notes, Series H due 2018	Exhibit No. 4.55, File No. 333-155416
4.94	Ameren Genco	Seventh Supplemental Indenture, dated as of November 1, 2009, to Genco Indenture, relating to Genco 6.30% Senior Notes, Series l due 2020	November 17, 2009 Form 8-K, Exhibit 4.8, File No. 333-56594
Material Contracts
10.1	Ameren Genco	Amended and Restated Power Supply Agreement, dated March 28, 2008, between Marketing Company and Genco	March 28, 2008 Form 8-K, Exhibit 10.3, File No. 1-14756
10.2	Ameren Genco	First Amendment dated January 1, 2010, to Amended and Restated Power Supply Agreement, dated March 28, 2008, between Marketing Company and Genco	2009 Form 10-K, Exhibit 10.2, File No. 1-14756

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
10.3	Ameren Ameren Illinois	Unilateral Borrowing Agreement by and among Ameren, IP (predecessor in interest to Ameren Illinois) and Ameren Services, dated as of September 30, 2004	October 1, 2004 Form 8-K, Exhibit 10.3, File No. 1-3004
10.4	Ameren Companies	Third Amended Ameren Corporation System Utility Money Pool Agreement, as amended September 30, 2004	October 1, 2004 Form 8-K, Exhibit 10.2, File No. 1-14756
10.5	Ameren Genco	Ameren Corporation System Amended and Restated Non-Regulated Subsidiary Money Pool Agreement, dated March 1, 2008	March 31, 2008 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.6	Ameren Ameren Missouri	Credit Agreement, dated as of September 10, 2010, by and among Ameren, Ameren Missouri and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	September 13, 2010 Form 8-K, Exhibit 10.1, File No. 1-14756
10.7	Ameren Genco	Credit Agreement, dated as of September 10, 2010, by and among Ameren, Genco and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	September 13, 2010 Form 8-K, Exhibit 10.2, File No. 1-14756
10.8	Ameren Ameren Illinois	Credit Agreement, dated as of September 10, 2010, by and among Ameren, CIPS (now Ameren Illinois), CILCO and IP (predecessors in interest to Ameren Illinois) and JPMorgan Chase Bank, N.A., as agent, and the lenders party thereto.	September 13, 2010 Form 8-K, Exhibit 10.3, File No. 1-14756
10.9	Ameren	*Summary Sheet of Ameren Corporation Non-Management Director Compensation revised on August 8, 2008	September 30, 2008 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.10	Ameren Companies	*Ameren’s Long-Term Incentive Plan of 1998	1998 Form 10-K, Exhibit 10.1, File No. 1-14756
10.11	Ameren Companies	*First Amendment to Ameren’s Long-Term Incentive Plan of 1998	February 16, 2006 Form 8-K, Exhibit 10.6, File No. 1-14756
10.12	Ameren Companies	*Form of Restricted Stock Award under Ameren’s Long-Term Incentive Plan of 1998	February 14, 2005 Form 8-K, Exhibit 10.1, File No. 1-14756
10.13	Ameren	*Ameren’s Deferred Compensation Plan for Members of the Board of Directors amended and restated effective January 1, 2009, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.3, File No. 1-14756
10.14	Ameren Companies	*Amendment dated October 12, 2009, to Ameren’s Deferred Compensation Plan for Members of the Board of Directors, effective January 1, 2010	2009 Form 10-K, Exhibit 10.15 , File No. 1-14756
10.15	Ameren Companies	*Amendment dated October 14, 2010, to Ameren’s Deferred Compensation Plan for Members of the Board of Directors	2010 Form 10-K, Exhibit 10.15, File No. 1-14756
10.16	Ameren Companies	*Ameren’s Deferred Compensation Plan as amended and restated effective January 1, 2010	October 14, 2009 Form 8-K, Exhibit 10.1, File No. 1-14756
10.17	Ameren Companies	*Amendment dated October 14, 2010 to Ameren’s Deferred Compensation Plan	2010 Form 10-K, Exhibit 10.17, File No. 1-14756
10.18	Ameren Companies	*2010 Ameren Executive Incentive Plan	December 17, 2009 Form 8-K, Exhibit 10.1, File No. 1-14756
10.19	Ameren Companies	*2011 Ameren Executive Incentive Plan	December 15, 2010 Form 8-K, Exhibit 10.1, File No. 1-14756
10.20	Ameren Companies	*2012 Ameren Executive Incentive Plan	December 14, 2011 Form 8-K, Exhibit 10.1, File No. 1-14756

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
10.21	Ameren Companies	*2010 Base Salary Table for Named Executive Officers	2009 Form 10-K, Exhibit 10.29, File No. 1-14756
10.22	Ameren Companies	*2011 Base Salary Table for Named Executive Officers	2010 Form 10-K, Exhibit 10.21, File No. 1-14756
10.23	Ameren Companies	*2012 Base Salary Table for Named Executive Officers
10.24	Ameren Companies	*Second Amended and Restated Ameren Corporation Change of Control Severance Plan	2008 Form 10-K, Exhibit 10.37, File No. 1-14756
10.25	Ameren Companies	*First Amendment dated October 12, 2009, to the Second Amended and Restated Ameren Change of Control Severance Plan	October 14, 2009 Form 8-K, Exhibit 10.2, File No. 1-14756
10.26	Ameren Companies	*Revised Schedule I to Second Amended and Restated Ameren Change of Control Severance Plan, as amended
10.27	Ameren Companies	*Table of 2008 Target Performance Share Unit Awards Issued to Named Executive Officers	February 14, 2008 Form 8-K, Exhibit 99.1, File No. 1-14756
10.28	Ameren Companies	*Table of 2009 Target Performance Share Unit Awards Issued to Executive Officers	March 2, 2009 Form 8-K, Exhibit 99.1, File No. 1-14756
10.29	Ameren Companies	*Formula for Determining 2010 Target Performance Share Unit Awards to be Issued to Named Executive Officers	December 17, 2009 Form 8-K, Exhibit 99.1, File No. 1-14756
10.30	Ameren Companies	*Formula for Determining 2011 Target Performance Share Unit Awards to be Issued to Named Executive Officers	December 15, 2010 Form 8-K, Exhibit 99.1, File No. 1-14756
10.31	Ameren Companies	*Formula for Determining 2012 Target Performance Share Unit Awards to be Issued to Named Executive Officers	December 14, 2011 Form 8-K, Exhibit 99.1, File No. 1-14756
10.32	Ameren Companies	*Ameren Corporation 2006 Omnibus Incentive Compensation Plan	February 16, 2006 Form 8-K, Exhibit 10.3, File No. 1-14756
10.33	Ameren Companies	*Form of Performance Share Unit Award Issued in 2006-2008 pursuant to 2006 Omnibus Incentive Compensation Plan	February 16, 2006 Form 8-K, Exhibit 10.4, File No. 1-14756
10.34	Ameren Companies	*Form of Performance Share Unit for Award Issued in 2009 pursuant to 2006 Omnibus Incentive Compensation Plan	March 2, 2009 Form 8-K, Exhibit 10.1, File No. 1-14756
10.35	Ameren Companies	*Form of Performance Share Unit for Award Issued in 2010 pursuant to 2006 Omnibus Incentive Compensation Plan	December 17, 2009 Form 8-K, Exhibit 10.2, File No. 1-14756
10.36	Ameren Companies	*Form of Performance Share Unit for Award to be Issued in 2011 pursuant to 2006 Omnibus Incentive Compensation Plan	December 15, 2010 Form 8-K, Exhibit 10.2, File No. 1-14756
10.37	Ameren Companies	*Form of Performance Share Unit Award Agreement for Awards Issued in 2012 pursuant to 2006 Omnibus Incentive Compensation Plan	December 14, 2011 Form 8-K, Exhibit 10.2, File No. 1-14756
10.38	Ameren Companies	*Performance Stock Bonus Award Agreement, dated March 1, 2011, between Ameren and Adam C. Heflin	March 31, 2011 Form 10-Q, Exhibit 10.1, File No. 1-14756
10.39	Ameren Companies	*Ameren Supplemental Retirement Plan amended and restated effective January 1, 2008, dated June 13, 2008	June 30, 2008 Form 10-Q, Exhibit 10.1, File No. 1-14756

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
10.40	Ameren Companies	*First Amendment to amended and restated Ameren Supplemental Retirement Plan dated October 24, 2008	2008 Form 10-K, Exhibit 10.44, File No. 1-14756
10.41	Ameren Ameren Illinois	*CILCO Executive Deferral Plan as amended effective August 15, 1999	1999 Form 10-K, Exhibit 10, File No. 1-2732
10.42	Ameren Ameren Illinois	*CILCO Executive Deferral Plan II as amended effective April 1, 1999	1999 Form 10-K, Exhibit 10(a), File No. 1-2732
10.43	Ameren Ameren Illinois	*CILCO Restructured Executive Deferral Plan (approved August 15, 1999)	1999 Form 10-K, Exhibit 10(e), File No. 1-2732
Statement re: Computation of Ratios
12.1	Ameren	Ameren’s Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.4	Genco	Genco’s Statement of Computation of Ratio of Earnings to Fixed Charges
Code of Ethics
14.1	Ameren Companies	Code of Ethics amended as of June 11, 2004	June 30, 2004 Form 10-Q, Exhibit 14.1, File No. 1-14756
Subsidiaries of the Registrant
21.1	Ameren Companies	Subsidiaries of Ameren
Consent of Experts and Counsel
23.1	Ameren	Consent of Independent Registered Public Accounting Firm with respect to Ameren
Power of Attorney
24.1	Ameren	Power of Attorney with respect to Ameren
24.2	Ameren Missouri	Power of Attorney with respect to Ameren Missouri
24.3	Ameren Illinois	Power of Attorney with respect to Ameren Illinois
24.4	Genco	Power of Attorney with respect to Genco
Rule 13a-14(a)/15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
31.7	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Genco
31.8	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Genco
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
32.4	Genco	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Genco
Additional Exhibits
99.1	Ameren	Amended and Restated Power Supply Agreement, dated March 28, 2008, between Marketing Company and AERG	March 28, 2008 Form 8-K, Exhibit 99.1, File No. 1-14756
99.2	Ameren	First Amendment dated January 1, 2010, to Amended and Restated Power Supply Agreement dated March 28, 2008, between Marketing Company and AERG	2009 Form 10-K, Exhibit 99.2, File No. 1-14756
Interactive Data File
101.INS**	Ameren Companies	XBRL Instance Document
101.SCH**	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL**	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Ameren Companies	XBRL Taxonomy Extension Definition Document

The file number references for the Ameren Companies’ filings with the SEC are: Ameren, 1-14756; Ameren Missouri, 1-2967; Ameren Illinois, 1-3672; and Genco, 333-56594.

*Compensatory plan or arrangement.

**Attached as Exhibit 101 to this report is the following financial information for each of the Ameren Companies’ Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the years ended December 31, 2011, 2010, and 2009, (ii) the Consolidated Balance Sheet at December 31, 2011, and December 31, 2010, (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010, and 2009, (iv) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2011, 2010, and 2009, and (v) the Combined Notes to the Financial Statements for the year ended December 31, 2011. For Ameren Missouri, Ameren Illinois, and Genco, these exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

Each registrant hereby undertakes to furnish to the SEC upon request a copy of any long-term debt instrument not listed above that such registrant has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.