Form 10-Q
period 2012-03-31
Ameren Illinois Co; UNION ELECTRIC CO; AMEREN CORP; AMEREN ENERGY GENERATING CO
filed 2012-05-10
CIK 18654, 100826, 1002910, 1135361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2012

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

Ameren Corporation	Yes	☒	No	☐
Union Electric Company	Yes	☒	No	☐
Ameren Illinois Company	Yes	☒	No	☐
Ameren Energy Generating Company (a)	Yes	☐	No	☒

(a)	Ameren Energy Generating Company is not required to file reports under the Securities Exchange Act of 1934. However, Ameren Energy Generating Company has filed all Exchange Act reports for the preceding 12 months.

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

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
Ameren Corporation	☒	☐	☐	☐
Union Electric Company	☐	☐	☒	☐
Ameren Illinois Company	☐	☐	☒	☐
Ameren Energy Generating Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
Ameren Energy Generating Company	Yes	☐	No	☒

The number of shares outstanding of each registrant’s classes of common stock as of April 30, 2012, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share - 242,634,671

Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation (parent company of the registrant) - 102,123,834

Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant) - 25,452,373

Ameren Energy Generating Company	Common stock, no par value, held by Ameren Energy Resources Company, LLC (parent company of the registrant and subsidiary of Ameren Corporation) - 2,000

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

This Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included on page 3 of this Form 10-Q under the heading “Forward-looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions.

GLOSSARY OF TERMS AND ABBREVIATIONS

We use the words “our,” “we” or “us” with respect to certain information that relates to the individual registrants within the Ameren Corporation consolidated group. When appropriate, subsidiaries of Ameren Corporation are named specifically as their various business activities are discussed. Refer to the Form 10-K for a complete listing of glossary terms and abbreviations. Only new or significantly changed terms and abbreviations are included below.

Ameren Illinois or AIC - Ameren Illinois Company, an Ameren Corporation subsidiary that operates a rate-regulated electric and natural gas transmission and distribution business in Illinois, doing business as Ameren Illinois. Ameren Illinois is also defined as a financial reporting segment consisting of Ameren Illinois' rate-regulated businesses.

COL - Nuclear energy center combined construction and operating license.

Form 10-K - The combined Annual Report on Form 10-K for the year ended December 31, 2011, filed by the Ameren Companies with the SEC.

Megawatthour or MWh - One thousand kilowatthours.

Westinghouse - Westinghouse Electric Company.

FORWARD-LOOKING STATEMENTS

Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•

regulatory, judicial, or legislative actions, including changes in regulatory policies and ratemaking determinations, such as the outcome of Ameren Missouri’s and Ameren Illinois’ electric rate cases filed in 2012; the court appeals related to Ameren Missouri’s 2010 and 2011 electric rate orders; Ameren Missouri's FAC prudence review; and future regulatory, judicial, or legislative actions that seek to change regulatory recovery mechanisms, such as the recent passage of legislation providing for formula ratemaking in Illinois;

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

•

the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels, and the implementation of deregulation;

•

the effects on demand for our services resulting from technological advances, including advances in energy efficiency and distributed generation sources, which generate electricity at the site of consumption;

•	increasing capital expenditure and operating expense requirements and our ability to recover these costs;

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

•

disruptions of the capital markets, deterioration in credit metrics of the Ameren Companies, or other events that make the Ameren Companies’ access to necessary capital, including short-term credit and liquidity, impossible, more difficult, or more costly;

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

•	the effects of strategic initiatives, including mergers, acquisitions and divestitures, and any related tax implications;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMEREN CORPORATION

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited) (In millions, except per share amounts)

	$ 000.00	$ 000.00
	Three Months Ended March 31,
	2012	2011
Operating Revenues:
Electric	$1,310	$1,470
Gas	348	434

Total operating revenues	1,658	1,904

Operating Expenses:
Fuel	327	379
Purchased power	163	227
Gas purchased for resale	215	288
Other operations and maintenance	427	463
Asset impairment	628	-
Depreciation and amortization	199	195
Taxes other than income taxes	121	125

Total operating expenses	2,080	1,677

Operating Income (Loss)	(422)	227

Other Income and Expenses:
Miscellaneous income	17	16
Miscellaneous expense	15	5

Total other income	2	11
Interest Charges	113	119

Income (Loss) Before Income Taxes (Benefit)	(533)	119

Income Taxes (Benefit)	(130)	45

Net Income (Loss)	(403)	74
Less: Net Income Attributable to Noncontrolling Interests	-	3

Net Income (Loss) Attributable to Ameren Corporation	$(403)	$71

Earnings (Loss) per Common Share – Basic and Diluted	$(1.66)	$0.29

Dividends per Common Share	$0.40	$0.385
Average Common Shares Outstanding	242.6	240.6

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In millions)

	xxxxxx.xx	xxxxxx.xx
	Three Months Ended March 31,
	2012	2011
Net Income (Loss)	$(403)	$74

Other Comprehensive Income (Loss), Net of Taxes:
Unrealized net gain on derivative hedging instruments, net of income taxes of $7 and $1, respectively	12	2
Reclassification adjustments for derivative (gains) losses included in net income, net of income taxes (benefit) of $(1) and $2, respectively	2	(4)
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $- and $(1), respectively	1	(1)

Total other comprehensive income (loss), net of taxes	15	(3)

Comprehensive Income (Loss)	(388)	71

Less: Comprehensive Income Attributable to Noncontrolling Interests	-	3

Comprehensive Income (Loss) Attributable to Ameren Corporation	$(388)	$68

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited) (In millions, except per share amounts)

	xxxxxxxxxx	xxxxxxxxxx
	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$208	$255
Accounts receivable – trade (less allowance for doubtful accounts of $24 and $20, respectively)	446	473
Unbilled revenue	232	324
Miscellaneous accounts and notes receivable	65	69
Materials and supplies	625	712
Mark-to-market derivative assets	167	115
Current regulatory assets	247	215
Other current assets	134	132

Total current assets	2,124	2,295

Property and Plant, Net	17,535	18,127
Investments and Other Assets:
Nuclear decommissioning trust fund	390	357
Goodwill	411	411
Intangible assets	9	7
Regulatory assets	1,657	1,603
Other assets	773	845

Total investments and other assets	3,240	3,223

TOTAL ASSETS	$22,899	$23,645

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$179	$179
Short-term debt	126	148
Accounts and wages payable	366	693
Taxes accrued	101	65
Interest accrued	149	101
Customer deposits	98	98
Mark-to-market derivative liabilities	220	161
Current regulatory liabilities	138	133
Other current liabilities	237	207

Total current liabilities	1,614	1,785

Long-term Debt, Net	6,677	6,677
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,111	3,315
Accumulated deferred investment tax credits	77	79
Regulatory liabilities	1,483	1,502
Asset retirement obligations	434	428
Pension and other postretirement benefits	1,357	1,344
Other deferred credits and liabilities	567	447

Total deferred credits and other liabilities	7,029	7,115

Commitments and Contingencies (Notes 2, 8, 9 and 10)
Ameren Corporation Stockholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6 and 242.6, respectively	2	2
Other paid-in capital, principally premium on common stock	5,596	5,598
Retained earnings	1,869	2,369
Accumulated other comprehensive loss	(35)	(50)

Total Ameren Corporation stockholders’ equity	7,432	7,919
Noncontrolling Interests	147	149

Total equity	7,579	8,068

TOTAL LIABILITIES AND EQUITY	$22,899	$23,645

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$(403)	$74
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on asset impairment	628	-
Net mark-to-market gain on derivatives	(3)	(16)
Depreciation and amortization	188	187
Amortization of nuclear fuel	21	17
Amortization of debt issuance costs and premium/discounts	5	5
Deferred income taxes and investment tax credits, net	(142)	(16)
Allowance for equity funds used during construction	(9)	(6)
Other	(5)	-
Changes in assets and liabilities:
Receivables	109	94
Materials and supplies	80	135
Accounts and wages payable	(220)	(213)
Taxes accrued	35	71
Assets, other	14	50
Liabilities, other	64	80
Pension and other postretirement benefits	41	28
Counterparty collateral, net	(11)	70

Net cash provided by operating activities	392	560

Cash Flows From Investing Activities:
Capital expenditures	(282)	(231)
Nuclear fuel expenditures	(38)	(22)
Purchases of securities – nuclear decommissioning trust fund	(109)	(91)
Sales of securities – nuclear decommissioning trust fund	88	87
Proceeds from sale of property	16	-
Other	(1)	1

Net cash used in investing activities	(326)	(256)

Cash Flows From Financing Activities:
Dividends on common stock	(90)	(93)
Dividends paid to noncontrolling interest holders	(2)	(2)
Short-term debt and credit facility borrowings, net	(22)	(125)
Generator advances received for construction	1	-
Repayments of generator advances received for construction	-	(73)
Issuances of common stock	-	17

Net cash used in financing activities	(113)	(276)

Net change in cash and cash equivalents	(47)	28
Cash and cash equivalents at beginning of year	255	545

Cash and cash equivalents at end of period	$208	$573

Noncash financing activity – dividends on common stock	$(7)	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
Operating Revenues:
Electric	$636	$702
Gas	55	69
Other	-	1

Total operating revenues	691	772

Operating Expenses:
Fuel	180	229
Purchased power	20	20
Gas purchased for resale	32	40
Other operations and maintenance	202	233
Depreciation and amortization	108	100
Taxes other than income taxes	71	73

Total operating expenses	613	695

Operating Income	78	77

Other Income and Expenses:
Miscellaneous income	15	13
Miscellaneous expense	3	3

Total other income	12	10
Interest Charges	56	54

Income Before Income Taxes	34	33
Income Taxes	12	11

Net Income	22	22
Other Comprehensive Income	-	-

Comprehensive Income	$22	$22

Net Income	$22	$22

Preferred Stock Dividends	1	1

Net Income Available to Common Stockholder	$21	$21

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY

BALANCE SHEET

(Unaudited) (In millions, except per share amounts)

	xxxxxxxx.xx	xxxxxxxx.xx
	March 31,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$3	$201
Accounts receivable – trade (less allowance for doubtful accounts of $9 and $7, respectively)	170	212
Accounts receivable – affiliates	3	1
Unbilled revenue	110	139
Miscellaneous accounts and notes receivable	41	42
Materials and supplies	365	348
Mark-to-market derivative assets	59	49
Current regulatory assets	113	109
Other current assets	24	33

Total current assets	888	1,134

Property and Plant, Net	9,976	9,958
Investments and Other Assets:
Nuclear decommissioning trust fund	390	357
Intangible assets	9	7
Regulatory assets	842	855
Other assets	441	446

Total investments and other assets	1,682	1,665

TOTAL ASSETS	$12,546	$12,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$178	$178
Accounts and wages payable	142	414
Accounts payable – affiliates	107	73
Taxes accrued	113	74
Interest accrued	58	62
Current regulatory liabilities	60	57
Other current liabilities	120	84

Total current liabilities	778	942

Long-term Debt, Net	3,772	3,772
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,115	2,132
Accumulated deferred investment tax credits	68	70
Regulatory liabilities	874	836
Asset retirement obligations	333	328
Pension and other postretirement benefits	498	491
Other deferred credits and liabilities	150	149

Total deferred credits and other liabilities	4,038	4,006

Commitments and Contingencies (Notes 2, 8, 9 and 10)
Stockholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,555	1,555
Preferred stock not subject to mandatory redemption	80	80
Retained earnings	1,812	1,891

Total stockholders’ equity	3,958	4,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,546	$12,757

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

UNION ELECTRIC COMPANY

STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$22	$22
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	93
Amortization of nuclear fuel	21	17
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes and investment tax credits, net	2	9
Allowance for equity funds used during construction	(8)	(6)
Net mark-to-market loss on derivatives	-	1
Changes in assets and liabilities:
Receivables	61	16
Materials and supplies	(26)	14
Accounts and wages payable	(136)	(144)
Taxes accrued	39	(1)
Assets, other	13	29
Liabilities, other	14	14
Pension and other postretirement benefits	17	14

Net cash provided by operating activities	121	80

Cash Flows From Investing Activities:
Capital expenditures	(157)	(129)
Nuclear fuel expenditures	(38)	(22)
Purchases of securities – nuclear decommissioning trust fund	(109)	(91)
Sales of securities – nuclear decommissioning trust fund	88	87
Other	(2)	(1)

Net cash used in investing activities	(218)	(156)

Cash Flows From Financing Activities:
Dividends on common stock	(100)	(68)
Dividends on preferred stock	(1)	(1)
Generator advances for construction refunded	-	(19)

Net cash used in financing activities	(101)	(88)

Net change in cash and cash equivalents	(198)	(164)
Cash and cash equivalents at beginning of year	201	202

Cash and cash equivalents at end of period	$3	$38

The accompanying notes as they relate to Ameren Missouri are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
Operating Revenues:
Electric	$431	$442
Gas	293	366

Total operating revenues	724	808

Operating Expenses:
Purchased power	190	211
Gas purchased for resale	183	248
Other operations and maintenance	168	168
Depreciation and amortization	55	52
Taxes other than income taxes	39	41

Total operating expenses	635	720

Operating Income	89	88

Other Income and Expenses:
Miscellaneous income	1	2
Miscellaneous expense	11	1

Total other income (expense)	(10)	1
Interest Charges	33	35

Income Before Income Taxes	46	54
Income Taxes	18	20

Net Income	28	34
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes of $- and $-, respectively	(1)	(1)

Comprehensive Income	$27	$33

Net Income	$28	$34

Preferred Stock Dividends	1	1

Net Income Available to Common Stockholder	$27	$33

The accompanying notes as they relate to Ameren Illinois are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY

BALANCE SHEET

(Unaudited) (In millions)

	xxxxxxxx.xx	xxxxxxxx.xx
	March 31, 2012	December 31, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$187	$21
Accounts receivable – trade (less allowance for doubtful accounts of $16 and $13, respectively)	228	201
Accounts receivable – affiliates	12	15
Unbilled revenue	92	146
Miscellaneous accounts receivable	6	6
Materials and supplies	96	199
Counterparty collateral asset	70	50
Current regulatory assets	316	306
Current accumulated deferred income taxes, net	43	58
Other current assets	11	15

Total current assets	1,061	1,017

Property and Plant, Net	4,804	4,770
Investments and Other Assets:
Tax receivable – Genco	51	56
Goodwill	411	411
Regulatory assets	814	748
Other assets	115	211

Total investments and other assets	1,391	1,426

TOTAL ASSETS	$7,256	$7,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$1	$1
Accounts and wages payable	115	133
Accounts payable – affiliates	98	103
Taxes accrued	15	15
Interest accrued	50	22
Customer deposits	76	76
Mark-to-market derivative liabilities	122	99
Mark-to-market derivative liabilities – affiliates	183	200
Environmental remediation	25	63
Current regulatory liabilities	78	76
Other current liabilities	57	70

Total current liabilities	820	858

Long-term Debt, Net	1,657	1,657
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	934	895
Accumulated deferred investment tax credits	6	7
Regulatory liabilities	608	666
Pension and other postretirement benefits	499	495
Other deferred credits and liabilities	291	183

Total deferred credits and other liabilities	2,338	2,246

Commitments and Contingencies (Notes 2, 8 and 9)
Stockholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	-	-
Other paid-in capital	1,965	1,965
Preferred stock not subject to mandatory redemption	62	62
Retained earnings	398	408
Accumulated other comprehensive income	16	17

Total stockholders’ equity	2,441	2,452

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,256	$7,213

The accompanying notes as they relate to Ameren Illinois are an integral part of these consolidated financial statements.

AMEREN ILLINOIS COMPANY

STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	xxxxxxx.xx	xxxxxxx.xx
	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$28	$34
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52	50
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes and investment tax credits, net	55	(31)
Other	(2)	(1)
Changes in assets and liabilities:
Receivables	35	42
Materials and supplies	103	123
Accounts and wages payable	(16)	(47)
Taxes accrued	-	46
Assets, other	2	12
Liabilities, other	26	42
Pension and other postretirement benefits	15	11
Counterparty collateral, net	(11)	32

Net cash provided by operating activities	289	315

Cash Flows From Investing Activities:
Capital expenditures	(86)	(69)
Returns of advances from ATXI for construction	-	49
Other	-	1

Net cash used in investing activities	(86)	(19)

Cash Flows From Financing Activities:
Dividends on common stock	(37)	(62)
Dividends on preferred stock	(1)	(1)
Generator advances received for construction	1	-
Repayments of generator advances received for construction	-	(53)
Capital contribution from parent	-	6

Net cash used in financing activities	(37)	(110)

Net change in cash and cash equivalents	166	186
Cash and cash equivalents at beginning of year	21	322

Cash and cash equivalents at end of period	$187	$508

Noncash investing activity – asset transfer from ATXI	$-	$20

The accompanying notes as they relate to Ameren Illinois are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
Operating Revenues	$194	$241

Operating Expenses:
Fuel	105	111
Other operations and maintenance	47	45
Depreciation and amortization	23	24
Taxes other than income taxes	6	7

Total operating expenses	181	187

Operating Income	13	54
Interest Charges	14	17

Income (Loss) Before Income Taxes	(1)	37
Income Taxes	2	15

Net Income (Loss)	(3)	22
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(2)	1

Net Income (Loss) Attributable to Ameren Energy Generating Company	$(1)	$21

Net Income (Loss)	$(3)	$22

Other Comprehensive Income, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes of $- and $-, respectively	1	1

Total other comprehensive income, net of taxes	1	1

Comprehensive Income (Loss)	(2)	23

Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	-	-

Comprehensive Income Attributable to Ameren Energy Generating Company	$(2)	$23

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED BALANCE SHEET

(Unaudited) (In millions)

	xxxxxxxx.xx	xxxxxxxx.xx
	March 31, 2012	December 31, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$-	$8
Advances to money pool	95	74
Accounts receivable – affiliates	58	89
Miscellaneous accounts receivable	14	13
Materials and supplies	121	122
Mark-to-market derivative assets	13	12
Other current assets	10	7

Total current assets	311	325

Property and Plant, Net	2,242	2,231
Other assets	18	16

TOTAL ASSETS	$2,571	$2,572

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and wages payable	$60	$71
Accounts payable – affiliates	14	13
Current portion of tax payable – Ameren Illinois	10	8
Taxes accrued	21	20
Interest accrued	27	13
Current accumulated deferred income taxes, net	8	-
Other current liabilities	18	17

Total current liabilities	158	142

Long-term Debt, Net	824	824
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	291	304
Accumulated deferred investment tax credits	2	2
Tax payable – Ameren Illinois	51	56
Asset retirement obligations	67	66
Pension and other postretirement benefits	140	141
Other deferred credits and liabilities	15	12

Total deferred credits and other liabilities	566	581

Commitments and Contingencies (Notes 8 and 9)
Ameren Energy Generating Company Stockholder’s Equity:
Common stock, no par value, 10,000 shares authorized – 2,000 shares outstanding	-	-
Other paid-in capital	653	653
Retained earnings	436	437
Accumulated other comprehensive loss	(71)	(72)

Total Ameren Energy Generating Company stockholder’s equity	1,018	1,018
Noncontrolling Interest	5	7

Total equity	1,023	1,025

TOTAL LIABILITIES AND EQUITY	$2,571	$2,572

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	xxxxxxx.xx	xxxxxxx.xx
	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$(3)	$22
Adjustments to reconcile net income to net cash provided by operating activities:
Net mark-to-market gain on derivatives	(1)	(15)
Depreciation and amortization	23	25
Amortization of debt issuance costs and premium/discounts	1	1
Deferred income taxes and investment tax credits, net	(7)	13
Other	5	-
Changes in assets and liabilities:
Receivables	27	18
Materials and supplies	(1)	4
Accounts and wages payable	(9)	(16)
Taxes accrued	1	17
Assets, other	(4)	(3)
Liabilities, other	13	12
Pension and other postretirement benefits	1	(2)

Net cash provided by operating activities	46	76

Cash Flows From Investing Activities:
Capital expenditures	(33)	(35)
Money pool advances, net	(21)	(65)

Net cash used in investing activities	(54)	(100)

Cash Flows From Financing Activities:
Capital contribution from parent	-	24

Net cash provided by financing activities	-	24

Net change in cash and cash equivalents	(8)	-
Cash and cash equivalents at beginning of year	8	6

Cash and cash equivalents at end of period	$-	$6

The accompanying notes as they relate to Genco are an integral part of these consolidated financial statements.

AMEREN CORPORATION (Consolidated)

UNION ELECTRIC COMPANY

AMEREN ILLINOIS COMPANY

AMEREN ENERGY GENERATING COMPANY (Consolidated)

COMBINED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

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

•

AER consists of non-rate-regulated operations, including Genco, AERG, and Marketing Company. Genco operates a merchant electric generation business in Illinois and holds an 80% ownership interest in EEI, which it consolidates for financial reporting purposes.

Ameren has various other subsidiaries responsible for activities such as the provision of shared services.

The financial statements of Ameren and Genco are prepared on a consolidated basis. Ameren Missouri and Ameren Illinois have no subsidiaries, and therefore their financial statements are not prepared on a consolidated basis. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.

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

During the second quarter 2011, Genco identified an error in the cash flow statement classification of a capital contribution from Ameren that affected Genco's three months ended March 31, 2011, consolidated statements of cash flows. For the three months ended March 31, 2011, Genco's previously reported cash flows provided by operating activities were $100 million, and Genco had no reported cash flows from financing activities. As corrected herein, Genco's cash flows provided by operating activities were $76 million and cash flows provided by financing activities were $24 million. The error was corrected in Genco's six months ended June 30, 2011, consolidated statement of cash flows. This correction had no impact on Ameren's reported consolidated statement of cash flows.

Earnings Per Share

There were no material differences between Ameren’s basic and diluted earnings per share amounts for the three months ended March 31, 2012, and 2011. In the first quarter of 2012, potential issuances of common shares related to stock-based compensation plans were excluded from the quarterly diluted earnings per share calculation because the effect was antidilutive. In 2011, the number of dilutive restricted stock shares and performance share units had an immaterial impact on earnings per share.

Stock-based Compensation

A summary of nonvested shares as of March 31, 2012, and changes during the three months ended March 31, 2012, under the 2006 Omnibus Incentive Compensation Plan (2006 Plan) is presented below:

	Performance Share Units
	Share Units	Weighted-average Fair Value Per Unit at Grant Date
Nonvested at January 1, 2012	1,156,831	$31.70
Granted(a)	717,151	35.68
Forfeitures	(3,897)	32.94
Vested(b)	(110,729)	35.68
Nonvested at March 31, 2012	1,759,356	$33.07

(a)	Includes performance share units (share units) granted to certain executive and nonexecutive officers and other eligible employees in January 2012 under the 2006 Plan.
(b)	Share units vested due to retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

The fair value of each share unit awarded in January 2012 under the 2006 Plan was determined to be $35.68. That amount was based on Ameren’s closing common share price of $33.13 at December 31, 2011, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total shareholder return for a three-year performance period relative to the designated peer group beginning January 1, 2012. The simulations can produce a greater fair value for the share unit than the applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 0.41%, volatility of 17% to 31% for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period.

Ameren recorded compensation expense of $6 million and a related tax benefit of $2 million for both the three months ended March 31, 2012, and 2011. There were no significant compensation costs capitalized related to the performance share units during the three months ended March 31, 2012, and 2011. As of March 31, 2012, total compensation cost of $32 million related to nonvested awards not yet recognized was expected to be recognized over a weighted-average period of 26 months.

Accounting Changes

Disclosures about Fair Value Measurements

In May 2011, FASB issued additional authoritative guidance regarding fair value measurements. The guidance amends the disclosure requirements for fair value measurements in order to align the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards. The amendments do not affect the Ameren Companies’ results of operations, financial positions, or liquidity, as this guidance only requires additional disclosures. The Ameren Companies adopted this guidance for the first quarter of 2012. See Note 7 - Fair Value Measurements for the required additional disclosures.

Presentation of Comprehensive Income

In June 2011, FASB amended its guidance on the presentation of comprehensive income in financial statements. The amended guidance changes the presentation of comprehensive income in the financial statements. It requires entities to report components of comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for the Ameren Companies beginning in the first quarter of 2012 with retroactive application required. The implementation of the amended guidance did not affect the Ameren Companies’ results of operations, financial positions, or liquidity. In December 2011, the FASB amended the guidance to postpone a requirement to present reclassification adjustments by income component until further guidance is issued.

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. As of March 31, 2012, Ameren’s and Ameren Illinois’ goodwill related to Ameren's acquisition of IP in 2004 and CILCORP in 2003. We evaluate goodwill for impairment as of October 31 of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible Assets. Ameren, Ameren Missouri and Genco classify emission allowances and renewable energy credits as intangible assets. We evaluate intangible assets for impairment if events or changes in circumstances indicate that their carrying amount might be impaired.

At March 31, 2012, Ameren’s and Ameren Missouri’s intangible assets consisted of renewable energy credits obtained through wind and solar power purchase agreements. The book value of each of Ameren’s and Ameren Missouri’s renewable energy credits was $9 million at March 31, 2012. The book value of each of Ameren's, Ameren Missouri's, and Genco's CAIR emission allowances was immaterial at March 31, 2012.

Renewable energy credits and emission allowances are charged to purchased power expense and fuel expense, respectively, as they are used in operations. The amortization expense based on usage of renewable energy credits and emission allowances was less than $1 million for Ameren, Ameren Missouri, Ameren Illinois, and Genco for the three months ended March 31, 2012, and $2 million, $1 million, and $1 million for Ameren, Ameren Illinois, and Genco, respectively, for the three months ended March 31, 2011. Amortization expense based on Ameren Missouri's usage of renewable energy credits was deferred as a regulatory asset pending recovery from customers through rates.

Excise Taxes

Excise taxes imposed on us are reflected on Ameren Missouri electric and Ameren Missouri and Ameren Illinois natural gas customer bills. They are recorded gross in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes reflected on Ameren Illinois electric customer bills are imposed on the consumer and are therefore not included in revenues and expenses. They are recorded as tax collections payable and included in “Taxes accrued” on the balance sheet. The following table presents excise taxes recorded in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” for the three months ended March 31, 2012, and 2011:

	XXXXXX	XXXXXX
	Three Months
	2012	2011
Ameren Missouri	$27	$29
Ameren Illinois	18	22
Ameren	$45	$51

Uncertain Tax Positions

The amount of unrecognized tax benefits as of March 31, 2012, was $150 million, $125 million, $11 million, and $10 million for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively. The amount of unrecognized tax benefits (detriments) as of March 31, 2012, that would impact the effective tax rate, if recognized, was $1 million, $1 million, $(1) million and $1 million for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively.

Ameren’s federal income tax returns for the years 2007 through 2009 are before the Appeals Office of the Internal Revenue Service. Ameren’s federal income tax return for the year 2010 is currently under examination. In April 2012, Ameren filed a protest to the Appeals Office of the Internal Revenue Service with respect to certain adjustments proposed as a result of the Internal Revenue Service's audit examination of its 2010 federal income tax return.

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

It is expected that a partial settlement will be reached with the Appeals Office of the Internal Revenue Service in the next twelve months for the years 2007 through 2009 that would result in a decrease in uncertain tax liabilities. In addition, it is reasonably possible that events will occur during the next twelve months that would cause the total amount of unrecognized tax benefits for the Ameren Companies to increase or decrease. However, the Ameren Companies do not believe such increases or decreases would be material to their results of operations, financial position or liquidity.

Asset Retirement Obligations

AROs at Ameren, Ameren Missouri, Ameren Illinois and Genco increased compared to December 31, 2011, to reflect the accretion of obligations to their fair values. In addition, Ameren and Genco recorded an additional ARO in the amount of $1 million related to the retirement costs for a Genco coal combustion byproduct storage area during the three months ended March 31, 2012.

Noncontrolling Interest

Ameren’s noncontrolling interests comprised the 20% of EEI not owned by Ameren and the preferred stock not subject to mandatory redemption of Ameren's subsidiaries. These noncontrolling interests were classified as a component of equity separate from Ameren’s equity in its consolidated balance sheet. Genco’s noncontrolling interest comprised the 20% of EEI not owned by Genco. This noncontrolling interest was classified as a component of equity separate from Genco’s equity in its consolidated balance sheet.

A reconciliation of the equity changes attributable to the noncontrolling interest at Ameren and Genco for the three months ended March 31, 2012, and 2011, is shown below:

	XXXXXXX	XXXXXXX
	Three Months
	2012	2011
Ameren:
Noncontrolling interest, beginning of period	$149	$154
Net income attributable to noncontrolling interest	-	3
Dividends paid to noncontrolling interest holders	(2)	(2)
Noncontrolling interest, end of period	$147	$155
Genco:
Noncontrolling interest, beginning of period	$7	$11
Net income (loss) attributable to noncontrolling interest	(2)	1
Noncontrolling interest, end of period	$5	$12

Medina Valley Sale in 2012

In February 2012, Ameren completed the sale of its Medina Valley energy center’s net property and plant for cash proceeds of $16 million and an additional $1 million payment at the two-year anniversary date of the sale if there are no violations of representations and warranties contained in the sale agreement. Ameren recognized a $10 million pretax gain during the first quarter of 2012 from this sale. Medina Valley was included in Ameren’s Merchant Generation segment results.

NOTE 2 - RATE AND REGULATORY MATTERS

Below is a summary of significant regulatory proceedings and related lawsuits. See also Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K. We are unable to predict the ultimate outcome of these matters, the timing of the final decisions of the various agencies and courts, or the impact on our results of operations, financial position, or liquidity.

Missouri

2009 Electric Rate Order

In November 2011, the Missouri Court of Appeals issued a ruling that upheld the MoPSC’s January 2009 electric rate order. In March 2012, the Circuit Court of Stoddard County, Missouri released to Ameren Missouri all of the funds held in its registry relating to the stay, which totaled $21 million, reducing previously recorded trade accounts receivable.

2010 Electric Rate Order

The MIEC and MoOPC appealed certain aspects of the MoPSC’s electric rate order issued in May 2010 to the Cole County Circuit Court. In addition to the MIEC appeal, four industrial customers, who are members of MIEC, also were granted a stay by the Cole County Circuit Court of the 2010 electric rate increase and the 2009 electric rate increase that was also under appeal as it applied specifically to their electric service accounts until the court rendered its decision on the appeals. As of March 31, 2012, the amount held by the Cole County Circuit Court registry relating to the stay was $16 million. This amount was reflected in “Accounts receivable-trade” on Ameren’s and Ameren Missouri's balance sheets at March 31, 2012. With the resolution of the 2009 electric rate order appeal, the amount held by the Cole County Circuit Court exceeded the amount relating to the appealed issues of the MoPSC's 2010 electric rate order. Therefore, in May 2012, Ameren Missouri received $14 million from the Cole Country Circuit Court’s registry. The remaining $2 million in the Cole County Circuit Court’s registry will stay until this proceeding is ultimately resolved.

If the MoPSC’s 2010 electric rate order is ultimately upheld, Ameren Missouri will receive all of the remaining funds held in the Cole County Circuit Court’s registry, plus accrued interest. If Ameren Missouri were to conclude that some portion of the rate increase resulting from the 2010 electric rate order was probable of refund to Ameren Missouri’s customers, a charge to earnings would be recorded for the estimated amount of refund in the period in which that determination was made. At this time, Ameren Missouri does not believe any aspect of the 2010 MoPSC’s electric rate order is probable of refund to Ameren Missouri’s customers. Therefore, no reserve has been established.

2011 Electric Rate Order

In July 2011, the MoPSC issued an order approving an increase for Ameren Missouri in annual revenues for electric service of $173 million. The MoPSC order disallowed the recovery of all costs of enhancements, or costs that would have been incurred absent the breach, related to the rebuilding of the Taum Sauk energy center in excess of amounts recovered from property insurance.

In August 2011, Ameren Missouri appealed the disallowance of Taum Sauk enhancements to the Missouri Court of Appeals, Western District. A decision is expected by the Missouri Court of Appeals, Western District, in 2012. Ameren Missouri cannot predict the ultimate outcome of its appeal.

Pending Electric Rate Case

On February 3, 2012, Ameren Missouri filed a request with the MoPSC to increase its annual revenue for electric service by $376 million. The annual increase request included $81 million for recovery of the costs associated with energy efficiency programs under the MEEIA, which are discussed below. As part of its filing, Ameren Missouri requested that the MoPSC approve the implementation of a storm cost tracking mechanism, as well as plant-in-service accounting treatment.

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

MEEIA Filing

In January 2012, Ameren Missouri made its initial filing with the MoPSC under the MEEIA. This filing proposed a three-year plan that includes a portfolio of energy efficiency programs along with a cost-recovery mechanism. If the proposal is approved, beginning in January 2013, Ameren Missouri plans to invest $145 million over three years for the proposed energy efficiency programs. Ameren Missouri is also seeking recovery of fixed costs that would not otherwise be recovered due to the effects on customer usage from energy efficiency programs in the same year the usage reduction occurs.

In April 2012, the MoPSC staff issued a recommendation in response to Ameren Missouri’s MEEIA filing. The MoPSC staff agreed with Ameren Missouri's request for contemporaneous recovery of program costs but rejected Ameren Missouri’s request to recover fixed costs in the same year the energy efficiency related usage reductions occur. Instead, the MoPSC staff recommended that the recovery of the otherwise unrecoverable fixed costs occur beginning on January 1 of the third year after the usage reduction occurs and has been verified by an independent evaluator.

A decision by the MoPSC in this proceeding is anticipated in the third quarter of 2012. The MoPSC’s order in this proceeding will not affect Ameren Missouri rates until these rates are included in an electric service rate case. Ameren Missouri anticipates that the impacts of the MoPSC’s decision in this MEEIA filing will be included in rates set under its pending electric service rate case that was filed on February 3, 2012, with a true-up date of July 31, 2012. Ameren Missouri’s pending electric rate case includes an annual revenue increase of $81 million related to its planned portfolio of energy efficiency programs included in its MEEIA filing.

FAC Prudence Review

Missouri law requires the MoPSC to complete prudence reviews of Ameren Missouri’s FAC at least every 18 months. In April 2011, the MoPSC issued an order with respect to its review of Ameren Missouri’s FAC for the period from March 1, 2009, to September 30, 2009. In this order, the MoPSC ruled that Ameren Missouri should have included in the FAC calculation all revenues and costs associated with certain long-term partial requirements sales that were made by Ameren Missouri because of the loss of Noranda's load caused by a severe ice storm in January 2009. As a result of the order, Ameren Missouri recorded a pretax charge to earnings of $18 million, including $1 million for interest, in 2011 for its obligation to refund to Ameren Missouri's electric customers the earnings associated with these sales previously recognized by Ameren Missouri during the period from March 1, 2009, to September 30, 2009. Ameren Missouri expects to have refunded the $18 million by the end of May 2012.

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

In February 2012, the MoPSC staff issued its FAC review report for the period from October 1, 2009, to May 31, 2011. In its report, the MoPSC staff’s position directed Ameren Missouri to refund to customers the pretax earnings associated with the same long-term partial requirements sales contracts subsequent to September 30, 2009. The MoPSC staff calculated these pretax earnings to be $26 million. We cannot predict whether the MoPSC will approve the MoPSC staff’s position. If Ameren Missouri were to determine that these sales were probable of refund to Ameren Missouri’s electric customers, a charge to earnings would be recorded for the refund in the period in which that determination was made. Ameren Missouri does not currently believe these amounts are probable of refund to customers.

Illinois

IEIMA

On January 3, 2012, Ameren Illinois elected to participate in the performance-based formula ratemaking process established pursuant to the IEIMA by filing initial performance-based formula rates with the ICC. The initial filing, based on 2010 recoverable costs and expected net plant additions for 2011 and 2012, will result in new electric delivery service rates in October 2012. In its initial filing, if approved by the ICC, Ameren Illinois’ calculation would result in a decrease of $19 million in its annual electric delivery service revenues. In April 2012, the ICC staff submitted its calculation of Ameren Illinois’ initial filing’s revenue requirement and recommended a decrease of $25 million in Ameren Illinois’ annual electric delivery service revenues. The ICC deadline to approve the initial formula rates is September 28, 2012, with the rates becoming effective no later than 30 days after the ICC’s decision. The rates resulting from the initial filing will be effective from October through the end of 2012.

On April 20, 2012, Ameren Illinois filed a request with the ICC to update its electric delivery service revenue requirement based on 2011 recoverable costs and expected net plant additions for 2012. The update filing will result in new electric delivery service rates on January 1, 2013. Pending ICC approval, the update filing will result in an annual decrease of $15 million in Ameren Illinois’ revenues for electric delivery service below the amount Ameren Illinois requested in its January 3, 2012 initial filing. The reduction primarily reflects rate base reductions due to increases in accumulated deferred income taxes, as well as a lower return on equity due to decreases in the average 30-year United States treasury bond rates.

The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was in effect for that year. Consequently, Ameren Illinois’ 2012 electric delivery service revenues will be based on its 2012 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA’s performance-based formula ratemaking framework. As a result, throughout the year, Ameren Illinois will estimate the expected future recovery or return of revenue as a regulatory asset or liability. As of March 31, 2012, Ameren Illinois recorded a regulatory asset of $12 million with a corresponding increase in electric revenues for the estimated first quarter portion of the 2012 revenue requirement reconciliation adjustment. By the end of 2012, this regulatory asset will represent Ameren Illinois’ estimate of the probable increase in electric delivery service rates, compared to current and proposed rates, expected to be approved by the ICC to provide Ameren Illinois recovery of all prudently and reasonably incurred costs in 2012 and an earned rate of return on common equity for 2012. The regulatory asset relating to the 2012 revenue requirement reconciliation will be recovered from customers during 2014.

Federal

Electric Transmission Investment

In February 2012, FERC approved ATXI’s request for a forward-looking rate calculation with an annual reconciliation adjustment as well as ATXI’s request for the implementation of the incentives FERC approved in its May 2011 order for the Illinois Rivers project and the Big Muddy project.

2011 Wholesale Distribution Rate Case

In January 2011, Ameren Illinois filed a request with FERC to increase its annual revenues for electric delivery service for its wholesale customers by $11 million. These wholesale distribution revenues are treated as a deduction from Ameren Illinois’ revenue requirement in retail rate filings with the ICC. In March 2011, FERC issued an order authorizing the proposed rates to take effect, subject to refund when the final rates are determined. Ameren Illinois reached an agreement with two of its nine wholesale customers in 2011. The impasse with the remaining seven wholesale customers has resulted in FERC litigation. An initial decision by the FERC administrative law judge is expected in 2012, and a final FERC decision may be received after 2012. We cannot predict the ultimate outcome of this proceeding or its impact on Ameren’s or Ameren Illinois’ results of operations, financial position, or liquidity.

Regional Transmission Organization

Ameren Missouri is a transmission owning member of MISO. In April 2012, the MoPSC authorized Ameren Missouri’s continued participation in MISO through May 31, 2016, subject to certain conditions. By November 2015, Ameren Missouri will have to file an updated cost benefit study with the MoPSC evaluating the costs and benefits of Ameren Missouri’s continued participation in MISO.

Combined Construction and Operating License

In 2008, Ameren Missouri filed an application with the NRC for a COL for a new 1,600-megawatt nuclear unit at Ameren Missouri’s existing Callaway County, Missouri, nuclear energy center site. In 2009, Ameren Missouri suspended its efforts to build a new nuclear unit at its existing Missouri nuclear energy center site, and the NRC suspended review of the COL application.

In March 2012, the DOE announced the availability of $452 million of investment funds for the design, engineering, manufacturing, and sale of American-made small modular reactors. In April 2012, Ameren Missouri entered into an agreement with Westinghouse to exclusively support Westinghouse’s application for the DOE’s small modular reactor investment funds. The DOE investment funding is intended to support engineering and design certifications and a COL for up to two small modular reactor designs over five years. Westinghouse expects to submit its application to the DOE in May 2012. The DOE is expected to issue a decision on awarding the investment funds in the summer of 2012.

If Westinghouse is awarded DOE’s small modular reactor investment funds, Ameren Missouri will seek a COL from the NRC for a Westinghouse small modular reactor at its Callaway County, Missouri nuclear energy center site. A COL is issued by the NRC to permit construction and operation of a nuclear power plant at a specific site in accordance with established laws and regulations. Obtaining a COL from the NRC does not obligate Ameren Missouri to build a small modular reactor at the Callaway site; however, it does preserve the option to move forward in a timely fashion should conditions be right to build a small modular reactor in the future. A COL is valid for at least 40 years.

Ameren Missouri estimates the total cost to obtain the small modular reactor COL will be in the range of $80 million to $100 million. Ameren Missouri expects its incremental investment to obtain the small modular reactor COL will be minimal due to several factors, including the company’s capitalized investments of $69 million as of March 31, 2012, in new nuclear energy center development, the DOE investment funds that would help support the COL application, and its agreement with Westinghouse. If the DOE does not approve Westinghouse’s application for the small modular reactor investment funds, Ameren Missouri is not obligated to pursue a COL for the Westinghouse small modular reactor design and may terminate its agreement with Westinghouse.

All of Ameren Missouri’s costs incurred to construct a new nuclear unit will remain capitalized while management pursues options to maximize the value of its investment in this project. If efforts are permanently abandoned or management concludes it is probable the costs incurred will be disallowed in rates, a charge to earnings would be recognized in the period in which that determination was made.

NOTE 3 - SHORT-TERM DEBT AND LIQUIDITY

The liquidity needs of the Ameren Companies are typically supported through the use of available cash, short-term intercompany borrowings, drawings under committed bank credit facilities, or commercial paper issuances.

Ameren, Ameren Missouri, Ameren Illinois and Genco had no borrowings under the 2010 Credit Agreements during the three months ended March 31, 2012. Based on letters of credit issued under the 2010 Credit Agreements as of March 31, 2012, as well as commercial paper outstanding as of such date, the aggregate amount of credit capacity available at March 31, 2012, was $1.96 billion.

Commercial Paper

At March 31, 2012, and December 31, 2011, Ameren had $126 million and $148 million of commercial paper outstanding, respectively. During the three months ended March 31, 2012, and 2011, Ameren had average daily commercial paper balances outstanding of $84 million and $321 million, respectively, with a weighted-average interest rate of 0.94% for both periods. The peak short-term commercial paper balances outstanding during the three months ended March 31, 2012, and 2011, were $186 million and $377 million, respectively. The peak interest rates during the three months ended March 31, 2012, and 2011, were 1.25% and 1.46%, respectively.

Indebtedness Provisions and Other Covenants

The information below presents a summary of the Ameren Companies’ compliance with indebtedness provisions and other covenants within the 2010 Credit Agreements. See Note 4 - Credit Facility Borrowings and Liquidity in the Form 10-K for a detailed description of those provisions.

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

The 2010 Credit Agreements require each of Ameren, Ameren Missouri, Ameren Illinois and Genco to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of March 31, 2012, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the 2010 Credit Agreements, were 49%, 48%, 41% and 45%, for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively. In addition, under the 2010 Genco Credit Agreement and the 2010 Illinois Credit Agreement, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of 2.0 to 1, to be calculated quarterly, as of the end of the most recent four fiscal quarters then ending, in accordance with the 2010 Genco Credit Agreement and the 2010 Illinois Credit Agreement, as applicable. Ameren’s ratio as of March 31, 2012, was 5 to 1. Failure of a borrower to satisfy a financial covenant constitutes an immediate default under the applicable 2010 Credit Agreement.

None of the Ameren Companies’ credit facilities or financing arrangements contains credit rating triggers that would cause an event of default or acceleration of repayment of outstanding balances. Management believes that the Ameren Companies were in compliance with the provisions and covenants of their credit facilities at March 31, 2012.

Money Pools

Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained for utility and non-state-regulated entities. Ameren Services is responsible for the operation and administration of the money pool agreements.

Utility

Ameren Missouri, Ameren Illinois and Ameren Services may participate in the utility money pool as both lenders and borrowers. Ameren and AERG may participate in the utility money pool only as lenders. Ameren Services administers the utility money pool and tracks internal and external funds separately. Internal funds are surplus funds contributed to the utility money pool from participants. The primary sources of external funds for the utility money pool are the 2010 Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings by participants, but increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. The utility money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the three months ended March 31, 2012, was 0.11%. There were no utility money pool borrowings during the three months ended March 31, 2011.

Non-state-regulated Subsidiaries

Ameren, Ameren Services, AER, Genco, AERG, Marketing Company, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company authorization and applicable regulatory short-term borrowing authorizations, to access funding from the 2010 Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. All participants may borrow from or lend to the non-state-regulated money pool, except for Ameren Services, which may participate only as a borrower. The total amount available to the pool participants at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. The average interest rate for borrowing under the non-state-regulated subsidiary money pool for the three months ended March 31, 2012, was 0.76% (2011-1.14%).

See Note 8 - Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three months ended March 31, 2012, and 2011.

NOTE 4 - LONG-TERM DEBT AND EQUITY FINANCINGS

Indenture Provisions and Other Covenants

Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. However, a failure to achieve these ratios would not result in a default under these covenants and provisions, but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges and dividend coverage ratios and bonds and preferred stock issuable for the 12 months ended March 31, 2012, at an assumed interest rate of 6% and dividend rate of 7%.

	Required Interest Coverage Ratio (a)	Actual Interest Coverage Ratio	Bonds Issuable (b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	≥2.0	3.2	$2,004		≥2.5	85.1	$1,614
Ameren Illinois	≥2.0	7.2	3,373	(d)	≥1.5	3.1	203

(a)	Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.
(b)	Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $89 million and $765 million at Ameren Missouri and Ameren Illinois, respectively.
(c)	Coverage required on the annual dividend on preferred stock outstanding and to be issued, as required in the respective company’s articles of incorporation.
(d)	Amount of bonds issuable by Ameren Illinois based on unfunded property additions and retired bonds solely under the former IP mortgage indenture.

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

Ameren Illinois’ articles of incorporation require its dividend payments on common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois committed to FERC to maintain a minimum 30% ratio of common stock equity to total capitalization after the Ameren Illinois Merger and AERG distribution. As of March 31, 2012, Ameren Illinois’ ratio of common stock equity to total capitalization was 58%.

Genco’s indenture includes provisions that require Genco to maintain certain interest coverage and debt-to-capital ratios in order for Genco to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third party indebtedness. The following table summarizes these ratios for the 12 months ended and as of March 31, 2012:

	Required Interest Coverage Ratio	Actual Interest Coverage Ratio	Required Debt-to- Capital Ratio	Actual Debt-to- Capital Ratio
Genco	≥1.75(a) /2.50(b)	3.66	≤60%(b)	43%

(a)	A minimum interest coverage ratio of 1.75 is required for Genco to make certain restricted payments, as defined, including specified dividend payments and, principal and interest payments on subordinated borrowings. As of the date of the restricted payment, the minimum ratio must have been achieved for the most recently ended four fiscal quarters and projected by management to be achieved for each of the subsequent four six-month periods. Investments in the non-state-regulated subsidiary money pool and repayments of non-state-regulated subsidiary money pool borrowings are not subject to this incurrence test.
(b)	A minimum interest coverage ratio of 2.50 for the most recently ended four fiscal quarters and a debt-to-capital ratio of no greater than 60% are required for Genco to incur additional indebtedness, as defined, other than permitted indebtedness, as defined, for borrowed money. The ratios must be computed on a pro forma basis considering the additional indebtedness to be incurred and the related interest expense. Non-state-regulated subsidiary money pool borrowings are defined as permitted indebtedness and are not subject to these incurrence tests. Credit facility borrowings, including borrowings under the 2010 Genco Credit Agreement, and other borrowings from third-party, external sources are included in the definition of indebtedness and are subject to these incurrence tests.

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

Off-Balance-Sheet Arrangements

At March 31, 2012, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.

NOTE 5 - OTHER INCOME AND EXPENSES

The following table presents the components of “Other Income and Expenses” in Ameren’s, Ameren Missouri’s, and Ameren Illinois' statement of income (loss) and statements of income and comprehensive income for the three months ended March 31, 2012, and 2011:

	XXXXX	XXXXX
	Three Months
	2012	2011
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$9	$6
Interest income on industrial development revenue bonds	7	7
Interest and dividend income	-	1
Other	1	2
Total miscellaneous income	$17	$16
Miscellaneous expense:
Donations(b)	$12	$2
Other	3	3
Total miscellaneous expense	$15	$5
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$8	$6
Interest income on industrial development revenue bonds	7	7
Total miscellaneous income	$15	$13
Miscellaneous expense:
Donations	$2	$1
Other	1	2
Total miscellaneous expense	$3	$3
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$1	$-
Interest and dividend income	-	1
Other	-	1
Total miscellaneous income	$1	$2
Miscellaneous expense:
Donations(b)	$10	$-
Other	1	1
Total miscellaneous expense	$11	$1

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Includes Ameren Illinois’ one-time $7.5 million donation and $1 million annual donation to the Illinois Science and Energy Innovation Trust and $1 million annual donation for customer assistance programs pursuant to the IEIMA as a result of Ameren Illinois' participation in the formula ratemaking process.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

We use derivatives principally to manage the risk of changes in market prices for natural gas, coal, diesel, electricity, and uranium. Such price fluctuations may cause the following:

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

The following table presents open gross derivative volumes by commodity type as of March 31, 2012, and December 31, 2011:

	Quantity (in millions, except as indicated)
Commodity	NPNS Contracts(a)				Cash Flow Hedges(b)				Other Derivatives(c)				Derivatives That Qualify for Regulatory Deferral(d)
	2012		2011		2012		2011		2012		2011		2012		2011
Coal (in tons)
Ameren Missouri	111		116		(e	)	(e	)	(e	)	(e	)	(e	)	(e	)
Genco	22		24		(e	)	(e	)	3		(e	)	(e	)	(e	)
Other(f)	7		7		(e	)	(e	)	1		(e	)	(e	)	(e	)
Ameren	140		147		(e	)	(e	)	4		(e	)	(e	)	(e	)
Fuel oils (in gallons)(g)
Ameren Missouri	(e	)	(e	)	(e	)	(e	)	(e	)	(e	)	45		53
Genco	(e	)	(e	)	(e	)	(e	)	39		27		(e	)	(e	)
Other(f)	(e	)	(e	)	(e	)	(e	)	12		9		(e	)	(e	)
Ameren	(e	)	(e	)	(e	)	(e	)	51		36		45		53
Natural gas (in mmbtu)
Ameren Missouri	7		8		(e	)	(e	)	14		9		22		19
Ameren Illinois	34		42		(e	)	(e	)	(e	)	(e	)	163		174
Genco	(e	)	(e	)	(e	)	(e	)	5		7		(e	)	(e	)
Other(f)	(e	)	(e	)	(e	)	(e	)	1		1		(e	)	(e	)
Ameren	41		50		(e	)	(e	)	20		17		185		193
Power (in megawatthours)
Ameren Missouri	1		1		(e	)	(e	)	1		1		12		6
Ameren Illinois	23		11		(e	)	(e	)	(e	)	(e	)	21		24
Genco	(e	)	(e	)	(e	)	(e	)	-		-		(e	)	(e	)
Other(f)	66		61		19		17		43		30		(7)		(9)
Ameren	90		73		19		17		44		31		26		21
Uranium (pounds in thousands)
Ameren Missouri & Ameren	5,553		5,553		(e	)	(e	)	(e	)	(e	)	148		148

(a)	Contracts through December 2017, March 2015, September 2035, and October 2024 for coal, natural gas, power, and uranium, respectively, as of March 31, 2012.
(b)	Contracts through December 2016 for power as of March 31, 2012.
(c)	Contracts through December 2014, October 2015, January 2013, and November 2016 for coal, fuel oils, natural gas, and power, respectively, as of March 31, 2012.
(d)	Contracts through October 2014, October 2016, May 2032, and December 2013 for fuel oils, natural gas, power, and uranium, respectively, as of March 31, 2012.
(e)	Not applicable.
(f)	Includes AERG contracts for coal and fuel oils, Marketing Company contracts for natural gas and power, and intercompany eliminations for power.
(g)	Fuel oils consist of heating and crude oil.

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

If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine if it qualifies for hedge accounting. We also consider whether gains or losses resulting from such derivatives qualify for regulatory deferral. Contracts that qualify for cash flow hedge accounting are recorded at fair value with changes in fair value charged or credited to accumulated OCI in the period in which the change occurs, to the extent the hedge is effective. To the extent the hedge is ineffective, the related changes in fair value are charged or credited to the statement of income or the statement of income and comprehensive income in the period in which the change occurs. When the contract is settled or delivered, the net gain or loss is recorded in the statement of income or the statement of income and comprehensive income.

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

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for the NPNS exception, hedge accounting, or regulatory deferral accounting. Such contracts are recorded at fair value, with changes in fair value charged or credited to the statement of income or the statement of income and comprehensive income in the period in which the change occurs.

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

The following table presents the carrying value and balance sheet location of all derivative instruments as of March 31, 2012, and December 31, 2011:

	Balance Sheet Location	Ameren(a)		Ameren Missouri			Ameren Illinois			Genco
2012:
Derivative assets designated as hedging instruments
Commodity contracts:
Power	MTM derivative assets	$19			$-		$	(b	)		$-
	Other assets	30			-			-			-
	Total assets	$49			$-			$-			$-
Derivative liabilities designated as hedging instruments
Commodity contracts:
Power	MTM derivative liabilities	$1		$	(b	)		$-		$	(b	)
	Total liabilities	$1			$-			$-			$-
Derivative assets not designated as hedging instruments(c)
Commodity contracts:
Fuel oils	MTM derivative assets	$36			$22		$	(b	)		$11
	Other assets	9			5			-			2
Natural gas	MTM derivative assets	5			2			(b	)		2
	Other current assets	-			-			1			-
	Other assets	1			-			-			-
Power	MTM derivative assets	107			35			(b	)		-
	Other assets	29			-			-			-
	Total assets	$187			$64			$1			$15
Derivative liabilities not designated as hedging instruments(c)
Commodity contracts:
Coal	MTM derivative liabilities	$2		$	(b	)		$-		$	(b	)
	Other current liabilities	-			-			-			1
	Other deferred credits and liabilities	2			-			-			2
Fuel oils	Other deferred credits and liabilities	1			1			-			-
Natural gas	MTM derivative liabilities	120			(b	)		102			(b	)
	Other current liabilities	-			15			-			1
	Other deferred credits and liabilities	95			13			82			-
Power	MTM derivative liabilities	97			(b	)		20			(b	)
	MTM derivative liabilities - affiliates	(b	)		(b	)		183			(b	)
	Other current liabilities	-			15			-			-
	Other deferred credits and liabilities	112			-			81			-
Uranium	Other deferred credits and liabilities	1			1			-			-
	Total liabilities	$430			$45			$468			$4
2011:
Derivative assets designated as hedging instruments
Commodity contracts:
Power	MTM derivative assets	$8			$-		$	(b	)		$-
	Other assets	16			-			-			-
	Total assets	$24			$-			$-			$-
Derivative liabilities designated as hedging instruments
Commodity contracts:
Power	Other deferred credits and liabilities	$1			$-			$-			$-
	Total liabilities	$1			$-			$-			$-
Derivative assets not designated as hedging instruments(c)
Commodity contracts:
Fuel oils	MTM derivative assets	$29			$17		$	(b	)		$10
	Other assets	8			6			-			1

	Balance Sheet Location	Ameren(a)		Ameren Missouri			Ameren Illinois		Genco
Natural gas	MTM derivative assets	6			2		(b	)		2
	Other current assets	-			-		1			-
	Other assets	-			-		1			-
Power	MTM derivative assets	72			30		(b	)		-
	Other assets	99			-		77			-
	Total assets	$214			$55		$79			$13
Derivative liabilities not designated as hedging instruments(c)
Commodity contracts:
Fuel oils	MTM derivative liabilities	$2		$	(b	)	$-		$	(b	)
	Other current liabilities	-			1		-			1
Natural gas	MTM derivative liabilities	106			(b	)	90			(b	)
	Other current liabilities	-			13		-			2
	Other deferred credits and liabilities	92			13		79			-
Power	MTM derivative liabilities	53			(b	)	9			(b	)
	MTM derivative liabilities - affiliates	(b	)		(b	)	200			(b	)
	Other current liabilities	-			9		-			-
	Other deferred credits and liabilities	26			-		8			-
Uranium	Other deferred credits and liabilities	1			1		-			-
	Total liabilities	$280			$37		$386			$3

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Balance sheet line item not applicable to registrant.
(c)	Includes derivatives subject to regulatory deferral.

The following table presents the cumulative amount of pretax net gains (losses) on all derivative instruments in accumulated OCI and regulatory assets or regulatory liabilities as of March 31, 2012, and December 31, 2011:

	Ameren	Ameren Missouri	Ameren Illinois	Genco	Other(a)
2012:
Cumulative gains (losses) deferred in accumulated OCI:
Power derivative contracts(b)	$41	$-	$-	$-	$41
Interest rate derivative contracts(c)(d)	(8)	-	-	(8)	-
Cumulative gains (losses) deferred in regulatory liabilities or assets:
Fuel oils derivative contracts(e)	24	24	-	-	-
Natural gas derivative contracts(f)	(209)	(26)	(183)	-	-
Power derivative contracts(g)	(81)	20	(284)	-	183
Uranium derivative contracts(h)	(1)	(1)	-	-	-
2011:
Cumulative gains (losses) deferred in accumulated OCI:
Power derivative contracts(b)	$19	$-	$-	$-	$19
Interest rate derivative contracts(c)(d)	(8)	-	-	(8)	-
Cumulative gains (losses) deferred in regulatory liabilities or assets:
Fuel oils derivative contracts(e)	19	19	-	-	-
Natural gas derivative contracts(f)	(191)	(24)	(167)	-	-
Power derivative contracts(g)	81	21	(140)	-	200
Uranium derivative contracts(h)	(1)	(1)	-	-	-

(a)	Includes amounts for Marketing Company and intercompany eliminations.
(b)	Represents net gains associated with power derivative contracts at Ameren. These contracts are a partial hedge of electricity price exposure through December 2016 as of March 31, 2012. Current gains of $14 million and $5 million were recorded at Ameren as of March 31, 2012, and December 31, 2011, respectively.
(c)	Includes net gains associated with interest rate swaps at Genco that were a partial hedge of the interest rate on debt issued in June 2002. The swaps cover the first 10 years of debt that has a 30-year maturity, and the gain in OCI is amortized over a 10-year period that began in June 2002. The carrying value at March 31, 2012, and December 31, 2011, was less than $1 million and less than $1 million, respectively. The balance of the gain will be amortized by June 2012.
(d)	Includes net losses associated with interest rate swaps at Genco. The swaps were executed during the fourth quarter of 2007 as a partial hedge of interest rate risks associated with Genco’s April 2008 debt issuance. The loss on the interest rate swaps is being amortized over a 10-year period that began in April 2008. The carrying value at March 31, 2012, and December 31, 2011, was a loss of $8 million and $9 million, respectively. Over the next twelve months, $1.4 million of the loss will be amortized.
(e)	Represents net gains on fuel oils derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s transportation costs for coal through October 2014 as of March 31, 2012. Current gains deferred as regulatory liabilities include $20 million and $20 million at Ameren and Ameren Missouri as of March 31, 2012, respectively. Current losses deferred as regulatory assets include less than $1 million and less than $1 million at Ameren and Ameren Missouri as of March 31, 2012, respectively. Current gains deferred as regulatory liabilities include $16 million and $16 million at Ameren and Ameren Missouri as of December 31, 2011, respectively. Current losses deferred as regulatory assets include $1 million and $1 million at Ameren and Ameren Missouri as of December 31, 2011, respectively.
(f)

Represents net losses associated with natural gas derivative contracts. These contracts are a partial hedge of natural gas requirements through October 2016 at Ameren, Ameren Missouri, and Ameren Illinois, in each case as of March 31, 2012. Current gains deferred as regulatory liabilities include $1 million and $1 million at Ameren and Ameren Illinois, respectively, as of March 31, 2012. Current losses deferred as regulatory assets include $115 million,

$13 million, and $102 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of March 31, 2012. Current gains deferred as regulatory liabilities include $1 million and $1 million at Ameren and Ameren Illinois, respectively, as of December 31, 2011. Current losses deferred as regulatory assets include $101 million, $11 million, and $90 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of December 31, 2011.
(g)	Represents net losses associated with power derivative contracts. These contracts are a partial hedge of power price requirements through May 2032 at Ameren and Ameren Illinois and through December 2015 at Ameren Missouri, in each case as of March 31, 2012. Current gains deferred as regulatory liabilities include $34 million and $34 million at Ameren and Ameren Missouri, respectively, as of March 31, 2012. Current losses deferred as regulatory assets include $32 million, $13 million, and $203 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of March 31, 2012. Current gains deferred as regulatory liabilities include $29 million and $29 million at Ameren and Ameren Missouri, respectively, as of December 31, 2011. Current losses deferred as regulatory assets include $17 million, $8 million, and $209 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of December 31, 2011.
(h)	Represents net losses on uranium derivative contracts at Ameren Missouri. These contracts are a partial hedge of our uranium requirements through December 2013 as of March 31, 2012. Current losses deferred as regulatory assets include less than $1 million and less than $1 million at Ameren and Ameren Missouri as of March 31, 2012, respectively. Current losses deferred as regulatory assets include less than $1 million and less than $1 million at Ameren and Ameren Missouri as of December 31, 2011, respectively.

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

Concentrations of Credit Risk

In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into one of eight groupings according to the primary business in which each engages. The following table presents the maximum exposure, as of March 31, 2012, and December 31, 2011, if counterparty groups were to completely fail to perform on contracts by grouping. The maximum exposure is based on the gross fair value of financial instruments, including NPNS contracts, which excludes collateral held, and does not consider the legally binding right to net transactions based on master trading and netting agreements.

	Affiliates(a)	Coal Producers	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives		Oil and Gas Companies	Retail Companies	Total
2012:
AMO	$1	$-	$1	$9	$35	$4		$-	$-	$50
AIC	-	-	2	1	1	-		4	-	8
Genco	-	-	-	-	8	-		2	-	10
Other(b)	266	-	2	20	74	461	(c)	2	111	936
Ameren	$267	$-	$5	$30	$118	$465		$8	$111	$1,004
2011:
AMO	$1	$35	$1	$4	$26	$4		$-	$-	$71
AIC	-	-	84	-	1	-		-	-	85
Genco	-	1	1	2	6	-		3	-	13
Other(b)	275	1	3	10	51	194	(c)	-	87	621
Ameren	$276	$37	$89	$16	$84	$198		$3	$87	$790

(a)	Primarily comprised of Marketing Company’s exposure to Ameren Illinois related to financial contracts. The exposure is not eliminated at the consolidated Ameren level for purposes of this disclosure, as it is calculated without regard to the offsetting affiliate counterparty’s liability position. See Note 14-Related Party Transactions in the Form 10-K for additional information on these financial contracts.
(b)	Includes amounts for Marketing Company, AERG, and AFS.
(c)	Primarily composed of Marketing Company’s exposure to NPNS contracts with terms through September 2035.

The potential loss on counterparty exposures is reduced by the application of master trading and netting agreements and collateral held to the extent of reducing the exposure to zero. Collateral includes both cash collateral and other collateral held. The amount of cash collateral held by Ameren Missouri and Marketing Company from counterparties and based on the contractual rights under the agreements to seek collateral, as well as the maximum exposure as calculated under the individual master trading and netting agreements, was $2 million and $4 million, respectively, from financial companies at March 31, 2012. Cash collateral held by Marketing Company was less than $1 million from retail companies at December 31, 2011. As of March 31, 2012, other collateral used to reduce exposure consisted of letters of credit in the amount of $7 million held by Ameren. As of December 31, 2011, other collateral used to reduce exposure consisted of letters of credit in the amount of $9 million, $1 million, $1 million, and $7 million held by Ameren, Ameren Missouri, Genco, and Marketing Company, respectively. The following table presents the potential loss after consideration of collateral and application of master trading and netting agreements as of March 31, 2012, and December 31, 2011:

	Affiliates(a)	Coal Producers	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives		Oil and Gas Companies	Retail Companies	Total
2012:
AMO	$1	$-	$1	$4	$28	$4		$-	$-	$38
AIC	-	-	2	-	-	-		-	-	2
Genco	-	-	-	-	3	-		-	-	3
Other(b)	266	-	1	9	67	455	(c)	2	110	910
Ameren	$267	$-	$4	$13	$98	$459		$2	$110	$953
2011:
AMO	$1	$35	$1	$3	$22	$4		$-	$-	$66
AIC	-	-	84	-	-	-		-	-	84
Genco	-	-	-	1	1	-		2	-	4
Other(b)	273	-	3	5	42	187	(c)	-	86	596
Ameren	$274	$35	$88	$9	$65	$191		$2	$86	$750

(a)	Primarily comprised of Marketing Company’s exposure to Ameren Illinois related to financial contracts. The exposure is not eliminated at the consolidated Ameren level for purposes of this disclosure, as it is calculated without regard to the offsetting affiliate counterparty’s liability position. See Note 14-Related Party Transactions in the Form 10-K for additional information on these financial contracts.
(b)	Includes amounts for Marketing Company, AERG, and AFS.
(c)	Primarily composed of Marketing Company’s exposure to NPNS contracts with terms through September 2035.

Derivative Instruments with Credit Risk-Related Contingent Features

Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of March 31, 2012, and December 31, 2011, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that could be required to be posted with counterparties. The additional collateral required is the net liability position allowed under the master trading and netting agreements, assuming (1) the credit risk-related contingent features underlying these agreements were triggered on March 31, 2012, or December 31, 2011, and (2) those counterparties with rights to do so requested collateral:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2012:
Ameren Missouri	$ 128	$ 8	$ 142
Ameren Illinois	223	109	111
Genco	57	-	61
Other(c)	82	12	66
Ameren	$ 490	$ 129	$ 380
2011:
Ameren Missouri	$ 102	$ 8	$ 86
Ameren Illinois	220	96	125
Genco	55	1	58
Other(c)	79	11	63
Ameren	$ 456	$ 116	$ 332

(a)	Prior to consideration of master trading and netting agreements and including NPNS contract exposures.
(b)	As collateral requirements with certain counterparties are based on master trading and netting agreements, the aggregate amount of additional collateral required to be posted is after consideration of the effects of such agreements.
(c)	Includes amounts for Marketing Company and Ameren (parent).

Cash Flow Hedges

The following table presents the pretax net gain or loss for the three months ended March 31, 2012, and 2011, associated with derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI(a)	Location of (Gain) Loss Reclassified from OCI into Income(b)	(Gain) Loss Reclassified from OCI into Income(b)		Location of Gain (Loss) Recognized in Income(c)	Gain (Loss) Recognized in Income(c)
2012:
Ameren:(d)
Power	$18	Operating Revenues - Electric	$4		Operating Revenues - Electric	$2
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
Genco:
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
2011:
Ameren:(d)
Power	$(4)	Operating Revenues - Electric	$1		Operating Revenues - Electric	$(1)
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
Genco:
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-

(a)	Effective portion of gain (loss).
(b)	Effective portion of (gain) loss on settlements.
(c)	Ineffective portion of gain (loss) and amount excluded from effectiveness testing.
(d)	Includes amounts from Ameren registrant and nonregistrant subsidiaries.
(e)	Represents interest rate swaps settled in prior periods. The cumulative gain and loss on the interest rate swaps is being amortized into income over a 10-year period.
(f)	Less than $1 million.

Other Derivatives

The following table represents the net change in market value for derivatives not designated as hedging instruments for the three months ended March 31, 2012 and 2011:

		Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
			2012	2011
Ameren(a)	Coal	Operating Expenses - Fuel	$(4)	$-
	Fuel oils	Operating Expenses - Fuel	5	19
	Natural gas (generation)	Operating Expenses - Fuel	1	-
	Power	Operating Revenues - Electric	(1)	(2)
		Total	$1	$17
Ameren Missouri	Natural gas (generation)	Operating Expenses - Fuel	$-	$(1)
Genco	Coal	Operating Expenses - Fuel	$(3)	$-
	Fuel oils	Operating Expenses - Fuel	4	15
		Total	$1	$15

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Derivatives that Qualify for Regulatory Deferral

The following table represents the net change in market value for derivatives that qualify for regulatory deferral for the three months ended March 31, 2012, and 2011:

		Gain (Loss) Recognized in Regulatory Liabilities or Regulatory Assets
		2012	2011
Ameren(a)	Fuel oils	$5	$29
	Natural gas	(18)	31
	Power	(162)	2
	Uranium	-	(1)
	Total	$(175)	$61
Ameren	Fuel oils	$5	$29
Missouri	Natural gas	(2)	3
	Power	(1)	-
	Uranium	-	(1)
	Total	$2	$31
Ameren Illinois	Natural gas	$(16)	$28
	Power	(144)	27
	Total	$(160)	$55
(a)	Includes amounts for intercompany eliminations.

As part of the 2007 Illinois Electric Settlement Agreement and subsequent Illinois power procurement processes, Ameren Illinois entered into financial contracts with Marketing Company. These financial contracts are derivative instruments. They are accounted for as cash flow hedges by Marketing Company and as derivatives that qualify for regulatory deferral by Ameren Illinois. Consequently, Ameren Illinois and Marketing Company record the fair value of the contracts on their respective balance sheets and the changes to the fair value in regulatory assets or liabilities by Ameren Illinois and OCI by Marketing Company. In Ameren’s consolidated financial statements, all financial statement effects of the derivative instruments entered into among affiliates were eliminated. The fair value of the financial contracts included in "MTM derivative liabilities - affiliates" on Ameren Illinois' balance sheet totaled $183 million and $200 million at March 31, 2012, and December 31, 2011, respectively. See Note 14 - Related Party Transactions under Part II, Item 8, of the Form 10-K for additional information on these financial contracts.

NOTE 7 - FAIR VALUE MEASUREMENTS

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

The market approach is used to measure the fair value of equity securities held in Ameren Missouri’s Nuclear Decommissioning Trust Fund. Equity securities in this fund are representative of the S&P 500 index, excluding securities of Ameren Corporation, owners and/or operators of nuclear power plants and the trustee and investment managers. The S&P 500 index is comprised of stocks of large capitalization companies.

Level 2: Market-based inputs corroborated by third-party brokers or exchanges based on transacted market data. Level 2 assets and liabilities include certain assets held in Ameren Missouri’s Nuclear Decommissioning Trust Fund, including corporate bonds and other fixed-income securities, U.S. treasury and agency securities, and certain over-the-counter derivative instruments, including natural gas and financial power transactions.

Fixed income securities are valued using prices from independent, industry recognized data vendors who provide values that are either exchange based or matrix based. The fair value measurements of fixed income securities classified as Level 2 are based on inputs other than quoted prices that are observable for the asset or liability. Examples are matrix pricing, market corroborated pricing, and inputs such as yield curves and indices. Level 2 fixed income securities in the Nuclear Decommissioning Trust Fund are comprised primarily of corporate bonds, asset-backed securities and U.S. agency bonds.

Derivative instruments classified as Level 2 are valued by corroborated observable inputs, such as pricing services or prices from similar instruments that trade in liquid markets. Our development and corroboration process entails obtaining multiple quotes or prices from outside sources. To derive our forward view to price our derivative instruments at fair value, we average the midpoints of the bid/ask spreads. To validate forward prices obtained from outside parties, we compare the pricing to recently settled market transactions. Additionally, a review of all sources is performed to identify any anomalies or potential errors. Further, we consider the volume of transactions on certain trading platforms in our reasonableness assessment of the averaged midpoint. Natural gas derivative contracts are valued based upon exchange closing prices without significant unobservable adjustments. Power derivative contracts are valued based upon the use of multiple forward prices provided by third parties. The prices are averaged and shaped to a monthly profile when needed without significant unobservable adjustments.

Level 3: Unobservable inputs that are not corroborated by market data. Level 3 assets and liabilities are valued by internally developed models and assumptions or methodologies that use significant unobservable inputs. Level 3 assets and liabilities include derivative instruments that trade in less liquid markets, where pricing is largely unobservable, including the financial contracts entered into between Ameren Illinois and Marketing Company as part of the 2007 Illinois Electric Supply Agreement. We value Level 3 instruments by using pricing models with inputs that are often unobservable in the market, as well as certain internal assumptions. Our development and corroboration process entails obtaining multiple quotes or prices from outside sources. As a part of our reasonableness review, an evaluation of all sources is performed to identify any anomalies or potential errors.

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

The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2012:

		Fair Value	Valuation Technique(s)	Unobservable Input	Range [Weighted Average]
Level 3 Derivative assets - commodity contracts(b):
Ameren(a)	Fuel oils	$9	Escalated exchange settled pricing	Escalation rate(c)	0.68% - 0.71% [0.71%]
			Option model	Volatilities(c)	23% - 28% [25%]
			Credit risk discount	Counterparty credit risk(d)	0.12% - 12% [1%]
	Power(e)	170	Option model	Volatilities(d)	15% - 68% [19%]
				Average bid/ask consensus pricing(d)	$16/MWh-$39/MWh [$35/MWh]
			Power forwards/swaps third party pricing	Average bid/ask consensus pricing(d)	$20/MWh - $49/MWh [$29/MWh]
			FTR third party pricing	Estimated auction price(c)	$(1,569)/MW - $3,019/MW [$173/MW]
			Basis to nodal valuation price	Nodal basis(c)	$(6)/MWh - $(0.20)/MWh [$(3)/MWh]
			Credit risk discount	Counterparty credit risk(d)	0.06% - 13% [5%]
Ameren Missouri	Fuel oils	$7	Escalated exchange settled pricing	Escalation rate(c)	0.68% - 0.71% [0.71%]
			Option model	Volatilities(c)	23% - 28% [25%]
			Credit risk discount	Counterparty credit risk(d)	0.12% - 4% [1%]
	Power(e)	28	Option model	Volatilities(d)	40% - 68% [61%]
				Average bid/ask consensus pricing(d)	$16/MWh - $31/MWh [$19/MWh]
			Power forwards/swaps third party pricing	Average bid/ask consensus pricing(d)	$17/MWh - $49/MWh [$23/MWh]
			FTR third party pricing	Estimated auction price(c)	$(1,569)/MW - $3,019/MW [$170/MW]
			Basis to nodal valuation price	Nodal basis(c)	$(3)/MWh - $(0.48)/MWh [$(2)/MWh]
			Credit risk discount	Counterparty credit risk(d)	0.06% - 12% [5%]
Genco	Fuel oils	$2	Escalated exchange settled pricing	Escalation rate(c)	0.68% - 0.71% [0.71%]
			Option model	Volatilities(c)	25% - 28% [26%]
			Credit risk discount	Counterparty credit risk(d)	0.12% - 12% [2%]
Level 3 Derivative liabilities - commodity contracts(b):
Ameren(a)	Power(e)	$194	Option model	Volatilities(d)	15% - 40% [24%]
				Average bid/ask consensus pricing(d)	$16/MWh - $39/MWh [$34/MWh]
			Power forwards/swaps third party pricing	Average bid/ask consensus pricing(d)	$20/MWh - $49/MWh [$28/MWh]

		Fair Value	Valuation Technique(s)	Unobservable Input	Range [Weighted Average]
			Basis to nodal valuation price	Nodal basis(c)	$(6)/MWh - $(0.20)/MWh [$(3)/MWh]
			Power market simulation model	Estimated future gas prices(c)	$4/mmbtu - $6/mmbtu [$5/mmbtu]
			Contract price allocation	Estimated renewable energy credit costs(c)	$5/credit - $7/credit [$6/credit]
			Credit risk discount	Ameren credit risk(d)	3% - 6% [6%]
	Uranium	1	Third party pricing	Average bid/ask consensus pricing(c)	$51/pound - $55/pound [$52/pound]
Ameren Missouri	Power(e)	$8	Option model	Volatilities(d)	35% - 40% [37%]
				Average bid/ask consensus pricing(d)	$16/MWh - $27/MWh [$23/MWh]
			Power forwards/swaps third party pricing	Average bid/ask consensus pricing(d)	$20/MWh - $49/MWh [$27/MWh]
			Basis to nodal valuation price	Nodal basis(c)	$(3)/MWh - $(0.48)/MWh [$(2)/MWh]
			Credit risk discount	Ameren Missouri credit risk(d)	3%
	Uranium	1	Third party pricing	Average bid/ask consensus pricing(c)	$51/pound - $55/pound [$52/pound]
Ameren Illinois	Power(e)	$284	Power forwards/swaps third party pricing	Average bid/ask consensus pricing(c)	$20/MWh - $36/MWh $[28/MWh]
			Basis to nodal valuation price	Nodal basis(d)	$(4)/MWh - $(1)/MWh [$(3)/MWh]
			Power market simulation model	Estimated future gas prices(c)	$4/mmbtu - $6/mmbtu [$5/mmbtu]
			Contract price allocation	Estimated renewable energy credit costs(c)	$5/credit - $7/credit [$6/credit]
			Credit risk discount	Ameren Illinois credit risk(d)	6%

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	The derivative asset and liability balances are presented net of counterparty credit considerations.
(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.
(d)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.
(e)	Power valuations utilize visible third party pricing evaluated by month for peak and off-peak through 2015. Valuations beyond 2015 utilize power market simulation modeled pricing by month for peak and off-peak.

In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing as well as any potential credit enhancements into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. Ameren and Genco recorded losses totaling $2 million and less than $1 million, respectively, in the first quarter of 2012 and gains totaling less than $1 million in the first quarter of 2011 related to valuation adjustments for counterparty default risk. At March 31, 2012, the counterparty default risk (asset)/liability valuation adjustment related to derivative contracts totaled $8 million, less than $(1) million, $22 million, and less than $(1) million for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively. At December 31, 2011, the counterparty default risk (asset)/liability valuation adjustment related to derivative contracts totaled $1 million, less than $1 million, $19 million, and less than $(1) million for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren(a)	Derivative assets - commodity contracts(b):
	Fuel oils	$36	$-	$9	$45
	Natural gas	4	2	-	6
	Power	-	15	170	185
	Nuclear Decommissioning Trust Fund(c):
	Cash and cash equivalents	3	-	-	3
	Equity securities:
	U.S. large capitalization	264	-	-	264
	Debt securities:
	Corporate bonds	-	46	-	46
	Municipal bonds	-	1	-	1
	U.S. treasury and agency securities	-	66	-	66
	Asset-backed securities	-	10	-	10
	Other	-	1	-	1
Ameren	Derivative assets - commodity contracts(b):
Missouri	Fuel oils	20	-	7	27
	Natural gas	2	-	-	2
	Power	-	7	28	35
	Nuclear Decommissioning Trust Fund(c):
	Cash and cash equivalents	3	-	-	3
	Equity securities:
	U.S. large capitalization	264	-	-	264
	Debt securities:
	Corporate bonds	-	46	-	46
	Municipal bonds	-	1	-	1
	U.S. treasury and agency securities	-	66	-	66
	Asset-backed securities	-	10	-	10
	Other	-	1	-	1
Ameren	Derivative assets - commodity contracts(b):
Illinois	Natural gas	-	1	-	1
Genco	Derivative assets - commodity contracts(b):
	Fuel oils	11	-	2	13
	Natural gas	2	-	-	2
Liabilities:
Ameren(a)	Derivative liabilities - commodity contracts(b):
	Coal	$4	$-	$-	$4
	Fuel oils	1	-	-	1
	Natural gas	19	196	-	215
	Power	-	16	194	210
	Uranium	-	-	1	1
Ameren	Derivative liabilities - commodity contracts(b):
Missouri	Fuel oils	1	-	-	1
	Natural gas	12	16	-	28
	Power	-	7	8	15
	Uranium	-	-	1	1
Ameren	Derivative liabilities - commodity contracts(b):
Illinois	Natural gas	5	179	-	184
	Power	-	-	284	284
Genco	Derivative liabilities - commodity contracts(b):
	Coal	3	-	-	3
	Natural gas	1	-	-	1

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	The derivative asset and liability balances are presented net of counterparty credit considerations.
(c)	Balance excludes $(1) million of receivables, payables, and accrued income, net.

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

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2012:

	Net derivative commodity contracts
	Ameren Missouri	Ameren Illinois			Genco			Other(c)			Ameren
Fuel oils:
Beginning balance at January 1, 2012	$3	$	(a	)		$1			$-		$4
Realized and unrealized gains (losses):
Included in earnings(b)	-		(a	)		2			-		2
Included in regulatory assets/liabilities	2		(a	)		(a	)		(a	)	2
Total realized and unrealized gains (losses)	2		(a	)		2			-		4
Transfers into Level 3	2		(a	)		-			-		2
Transfers out of Level 3	-		(a	)		(1)			-		(1)
Ending balance at March 31, 2012	$7	$	(a	)		$2		$			$9
Change in unrealized gains (losses) related to assets/liabilities held at March 31,2012	$2	$	(a	)		$1		$			$3

Natural gas:
Beginning balance at January 1, 2012	$(14)		$(160)			$-			$-		$(174)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(2)		(26)			(a	)		(a	)	(28)
Total realized and unrealized gains (losses)	(2)		(26)			(a	)		(a	)	(28)
Settlements	1		16			-			-		17
Transfer out of Level 3	15		170			-			-		185
Ending balance at March 31, 2012	$-		$-			$-			$-		$-
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2012	$-		$-			$-			$-		$-

Power:
Beginning balance at January 1, 2012	$21		$(140)			$-			$234		$115
Realized and unrealized gains (losses):
Included in earnings(b)	-		-			-			8		8
Included in OCI	-		-			-			24		24
Included in regulatory assets/liabilities	13		(220)			(a	)		49		(158)
Total realized and unrealized gains (losses)	13		(220)			-			81		(126)
Purchases	-		-			-			(1)		(1)
Sales	-		-			-			1		1
Settlements	(13)		76			-			(77)		(14)
Transfers out of Level 3	(1)		-			-			2		1
Ending balance at March 31, 2012	$20		$(284)			$-			$240		$(24)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2012	$10		$(202	)(d)		$-			$59		$(133)

Uranium:
Beginning balance at January 1, 2012	$(1)	$	(a	)	$	(a	)	$	(a	)	$(1)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	-		(a	)		(a	)		(a	)	-
Total realized and unrealized gains (losses)	-		(a	)		(a	)		(a	)	-
Ending balance at March 31, 2012	$(1)	$	(a	)	$	(a	)	$	(a	)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2012	$-	$	(a	)	$	(a	)	$	(a	)	$-

(a)	Not applicable.
(b)	Net gains and losses on fuel oils and natural gas derivative commodity contracts are recorded in “Operating Expenses - Fuel”, while net gains and losses on power derivative commodity contracts are recorded in “Operating Revenues - Electric”.
(c)	Includes amounts for Merchant Generation nonregistrant subsidiaries and intercompany eliminations, including the elimination of financial power contracts between Ameren Illinois and Marketing Company.
(d)	The change in unrealized losses was due to decreases in long-term power prices applied to 20-year Ameren Illinois' swap contracts, which expire in May 2032.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy as of March 31, 2011:

	Net derivative commodity contracts
	Ameren Missouri	Ameren Illinois			Genco		Other(c)		Ameren
Fuel oils:
Beginning balance at January 1, 2011	$30	$	(a	)	$17		$4		$51
Realized and unrealized gains (losses):
Included in earnings(b)	-		(a	)	15		7		22
Included in regulatory assets/liabilities	31		(a	)	(a	)	(a	)	31
Total realized and unrealized gains (losses)	31		(a	)	15		7		53
Purchases	1		(a	)	-		-		1
Settlements	(5)		(a	)	(3)		(1)		(9)
Ending balance at March 31, 2011	$57	$	(a	)	$29		$10		$96
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2011	$49	$	(a	)	$16		$4		$69

Natural gas:
Beginning balance at January 1, 2011	$(14)		$(134)		$-		$-		$(148)

	Net derivative commodity contracts
	Ameren Missouri	Ameren Illinois		Genco			Other(c)			Ameren
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	-		7		(a	)		(a	)	7
Total realized and unrealized gains (losses)	-		7		-			-		7
Settlements	2		19		-			-		21
Ending balance at March 31, 2011	$(12)		$(108)		$-			$-		$(120)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2011	$1		$6		$-			$-		$7
Power:
Beginning balance at January 1, 2011	$2		$(352)		$3			$383		$36
Realized and unrealized gains (losses):
Included in earnings(b)	-		-		-			(3)		(3)
Included in OCI	-		-		-			-		-
Included in regulatory assets/liabilities	7		(30)		(a	)		21		(2)
Total realized and unrealized gains (losses)	7		(30)		-			18		(5)
Purchases	-		-		-			9		9
Sales	-		-		-			(9)		(9)
Settlements	(6)		57		-			(51)		-
Transfers into Level 3	(1)		-		-			1		-
Ending balance at March 31, 2011	$2		$(325)		$3			$351		$31
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2011	$3		$(25)		$-			$31		$9
Uranium:
Beginning balance at January 1, 2011	$2	$	(a )	$	(a	)	$	(a	)	$2
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(1)		(a )		(a	)		(a	)	(1)
Total realized and unrealized gains (losses)	(1)		(a )		(a	)		(a	)	(1)
Ending balance at March 31, 2011	$1	$	(a )	$	(a	)	$	(a	)	$1
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2011	$(1)	$	(a )	$	(a	)	$	(a	)	$(1)

(a)	Not applicable.
(b)	Net gains and losses on fuel oils and natural gas derivative commodity contracts are recorded in Operating Expenses - Fuel, while net gains and losses on power derivative commodity contracts are recorded in Operating Revenues - Electric.
(c)	Includes amounts for Merchant Generation nonregistrant subsidiaries and intercompany eliminations, including the elimination of financial power contracts between Ameren Illinois and Marketing Company.

Transfers in or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level but were recategorized to Level 3 because the inputs to the model became unobservable during the period, or (2) existing assets and liabilities that were previously classified as Level 3 but were recategorized to a higher level because the lowest significant input became observable during the period. Transfers out of Level 3 into Level 2 for natural gas derivatives were due to management previously using broker quotations to estimate the fair value of natural gas contracts and changing to estimates based upon exchange closing prices without significant unobservable adjustments in the first quarter of 2012. Estimates of fair value based on exchange closing prices are deemed to be a more accurate approximation of natural gas prices. Transfers between Level 2 and Level 3 for power derivatives and between Level 1 and Level 3 for fuel oils were primarily caused by changes in availability of financial trades observable on electronic exchanges between the period ended March 31, 2012, and the previous reporting period ended December 31, 2011. Any reclassifications are reported as transfers out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the periods ended March 31, 2012, and 2011, there were no transfers between Level 1 and Level 2 related to derivative commodity contracts. The following table summarizes all transfers between fair value hierarchy levels related to derivative commodity contracts for the three months ended March 31, 2012, and 2011:

	2012	2011
Ameren - derivative commodity contracts:(a)
Transfers into Level 3 / Transfers out of Level 1 - Fuel oils	$2		$-
Transfers out of Level 3 / Transfers into Level 1 - Fuel oils	(1)	-
Transfers out of Level 3 / Transfers into Level 2 - Natural gas	185	-
Transfers out of Level 3 / Transfers into Level 2 - Power	1	-
Net fair value of Level 3 transfers	$187	$-

	2012	2011
Ameren Missouri - derivative commodity contracts:
Transfers into Level 3 / Transfers out of Level 1 - Fuel oils	$2	$-
Transfers out of Level 3 / Transfers into Level 2 - Natural gas	15	-
Transfers into Level 3 / Transfers out of Level 2 - Power	-	(1)
Transfers out of Level 3 / Transfers into Level 2 - Power	(1)	-
Net fair value of Level 3 transfers	$16	$(1)
Ameren Illinois - derivative commodity contracts:
Transfers out of Level 3 / Transfers into Level 2 - Natural gas	$170	$-
Genco - derivative commodity contracts:
Transfers out of Level 3 / Transfers into Level 1 - Fuel oils	$(1)	$-

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

The Ameren Companies’ carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these instruments and are considered to be Level 1 in the fair value hierarchy. Short-term borrowings, which are composed of Ameren issued commercial paper, also approximate fair value because of their short-term nature. Short-term borrowings are considered to be Level 2 in the fair value hierarchy as they are valued based on market rates for similar market transactions. The estimated fair value of long-term debt and preferred stock is based on the quoted market prices for same or similar issuances for companies with similar credit profiles or on the current rates offered to the Ameren Companies for similar financial instruments, which fair value measurement is considered Level 2 in the fair value hierarchy.

The following table presents the carrying amounts and estimated fair values of our long-term debt and capital lease obligations and preferred stock at March 31, 2012, and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:(a)(b)
Long-term debt and capital lease obligations (including current portion)	$6,856	$7,673	$6,856	$7,800
Preferred stock	142	93	142	92
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$3,950	$4,530	$3,950	$4,541
Preferred stock	80	55	80	55
Ameren Illinois:
Long-term debt (including current portion)	$1,658	$1,967	$1,658	$1,943
Preferred stock	62	38	62	37
Genco:
Long-term debt (including current portion)	$824	$693	$824	$839

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Preferred stock not subject to mandatory redemption of the Ameren subsidiaries along with the 20% noncontrolling interest of EEI is recorded in Noncontrolling Interests on the balance sheet.

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

Put Option Agreement and Guaranty

On March 28, 2012, Genco entered into a put option agreement with AERG. The put option gives Genco the option to sell to AERG all, but not less than all, of the Grand Tower, the Gibson City, and the Elgin energy centers. If Genco exercises the put option, the purchase price for all three energy centers will be the greater of $100 million or the fair market value of the energy centers, as determined by three third-party appraisers in accordance with the terms of the agreement. Upon exercise of the put option, the $100 million minimum purchase price would be payable to Genco within one business day. Genco may exercise the put option at any time from March 28, 2012 through March 28, 2014. The put option may be extended indefinitely for additional one-year periods by agreement of AERG and Genco. If Genco exercises the put option, the closing of the sale of all three energy centers will be subject to the receipt of all necessary regulatory approvals. In exchange for entering into the put option agreement, Genco paid AERG a put option premium of $2.5 million. The put option premium paid by Genco is reflected on Genco’s March 31, 2012 consolidated balance sheet as an “Other asset” and will be amortized over two years. The amortization expense will be eliminated in the consolidation of Ameren’s financial statements.

The put option agreement requires AERG to secure and maintain an Ameren guaranty of payment of contingent obligations under the agreement. Ameren and AERG entered into such a guaranty agreement on March 28, 2012. AERG’s primary source of financing is the non-state-regulated subsidiary money pool. If Genco exercises its put option, AERG would request a borrowing from the non-state-regulated subsidiary money pool to fund amounts due to Genco under the put option agreement. However, borrowings from the money pool are subject to Ameren control, and Ameren would consider AERG’s borrowing request based on the facts and circumstances existing at that time. If Ameren decided not to provide AERG with a non-state-regulated subsidiary money pool loan necessary to fund AERG’s obligations under the put option agreement, Ameren would fulfill AERG’s payment obligations directly in accordance with the terms of the guaranty agreement. Therefore, the Ameren guaranty ensures the payment of all sums that may be owed by AERG to Genco under the terms of the put option agreement. The guaranty shall remain in effect until either AERG or Ameren satisfies all of the payment obligations under the put option agreement, or the put option agreement is terminated and no further payments are owed by AERG to Genco. As of March 31, 2012, Genco had not exercised the put option and thus Ameren had no exposure to this intercompany guaranty.

Electric Power Supply Agreements

During the second quarter of 2012, Ameren Illinois used a RFP process, administered by the IPA, to contract capacity and energy products for the period from June 1, 2012, through May 31, 2015. Both Marketing Company and Ameren Missouri were among the winning suppliers in the capacity RFP process. In April 2012, Marketing Company contracted to supply a portion of Ameren Illinois' capacity requirements to Ameren Illinois for less than $1 million and $4 million for the 12 months ending May 31, 2013 and 2015, respectively. In April 2012, Ameren Missouri contracted to supply a portion of Ameren Illinois' capacity requirements to Ameren Illinois for $1 million and $3 million for the 12 months ending May 31, 2014 and 2015, respectively. Ameren Illinois is currently reviewing the results of the energy products procurement proceeding.

Collateral Postings

Under the terms of the Illinois power procurement agreements entered into through a RFP process administered by the IPA, suppliers must post collateral under certain market conditions to protect Ameren Illinois in the event of nonperformance. The collateral postings are unilateral, meaning that only the suppliers would be required to post collateral. Therefore, Ameren Missouri, as a winning supplier of capacity, and Marketing Company, as a winning supplier of capacity and financial energy swaps, may be required to post collateral. As of December 31, 2011 and March 31, 2012, there were no collateral postings required of Ameren Missouri or Marketing Company related to the Illinois power procurement agreements.

Money Pools

See Note 3 - Short-term Debt and Liquidity for a discussion of affiliate borrowing arrangements.

The following table presents the impact on Ameren Missouri, Ameren Illinois and Genco of related party transactions for the three months ended March 31, 2012, and 2011. It is based primarily on the agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item 8, of the Form 10-K, and the money pool arrangements discussed in Note 3 - Short-term Debt and Liquidity of this report.

			Three Months
Agreement	Income Statement Line Item		Ameren Missouri			Ameren Illinois			Genco
Genco and EEI power supply	Operating Revenues	2012	$	(a	)	$	(a	)		$192
agreements with Marketing Company		2011		(a	)		(a	)		239
Ameren Missouri and Ameren Illinois	Operating Revenues	2012		4			(b	)		(a	)
rent and facility services		2011		4			(b	)		(a	)
Ameren Missouri and Genco gas	Operating Revenues	2012		(b	)		(a	)		(b	)
transportation agreement		2011		(b	)		(a	)		(b	)
Total Operating Revenues		2012		$4		$	(b	)		$192
		2011		4			(b	)		239
Ameren Illinois power supply agreements	Purchased Power	2012	$	(a	)		$87		$	(a	)
with Marketing Company		2011		(a	)		46			(a	)
EEI power supply agreement with	Purchased Power	2012		(a	)		(a	)		(b	)
Marketing Company		2011		(a	)		(a	)		-
Total Purchased Power		2012	$	(a	)		$87		$	(b	)
		2011		(a	)		46			-
Ameren Services support services agreement	Other Operations and Maintenance	2012		$28			$23			$5
		2011		31			23			5
Insurance premiums(c)	Other Operations and Maintenance	2012		(b	)		(a	)		(a	)
		2011		(b	)		(a	)		(a	)

			Three Months
Agreement	Income Statement Line Item		Ameren Missouri	Ameren Illinois			Genco
Total Other Operations and		2012	$28		$23			$5
Maintenance Expenses		2011	31		23			5
Money pool borrowings (advances)	Interest Charges	2012	$-	$	(b	)	$	(b	)
		2011	-		-			(b	)

(a)	Not applicable.
(b)	Amount less than $1 million.
(c)	Represents insurance premiums paid to an affiliate for replacement power, property damage and terrorism coverage.

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

Callaway Energy Center

The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at March 31, 2012. The property coverage and the nuclear liability coverage must be renewed on April 1 and January 1, respectively, of each year.

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

In the second quarter of 2012, Ameren Illinois used a RFP process, administered by the IPA, to contract capacity and energy products for the period from June 1, 2012, through May 31, 2015. Ameren Illinois contracted to purchase approximately 48,000 MWs of capacity for approximately $15 million during this period. Ameren Illinois is currently reviewing the results of the energy products procurement proceeding.

Environmental Matters

We are subject to various environmental laws and regulations enforced by federal, state, and local authorities. From the beginning phases of siting and development to the ongoing operation of existing or new electric generating, transmission and distribution facilities and natural gas storage, transmission and distribution facilities, our activities involve compliance with diverse environmental laws and regulations. These laws and regulations address emissions, impacts to air, land, and water, noise, protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archeological and historical resources), and chemical and waste handling. Complex and lengthy processes are required to obtain approvals, permits, or licenses for new, existing or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires release prevention plans and emergency response procedures.

In addition to existing laws and regulations, including the Illinois MPS that applies to our energy centers in Illinois, the EPA is developing numerous new environmental regulations that will have a significant impact on the electric utility industry. These regulations could be particularly burdensome for certain companies, including Ameren, Ameren Missouri and Genco, that operate coal-fired energy centers. Significant new rules proposed or promulgated since the beginning of 2010 include the regulation of greenhouse gas emissions; revised national ambient air quality standards for SO2 and NO2 emissions; the CSAPR, which requires further reductions of SO2 and NOx emissions from power plants; a regulation governing management of CCR and coal ash impoundments; the MATS, which requires reduction of emissions of mercury, toxic metals, and acid gases from power plants; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; and new regulations under the Clean Water Act that could require significant capital expenditures such as new water intake structures or cooling towers at our energy centers. The EPA has proposed CO2 limits for new coal-fired and natural gas-fired combined cycle units and is expected to propose limits for existing units in the future. These new regulations may be litigated, so the timing of their implementation is uncertain, as evidenced by the stay of the CSAPR by the United States Court of Appeals for the District of Columbia on December 30, 2011. Although many details of these future regulations are unknown, the combined effects of the new and proposed environmental regulations may result in significant capital expenditures and/or increased operating costs over the next five to ten years for Ameren, Ameren Missouri and Genco. Actions required to ensure that our facilities and operations are in compliance with environmental laws and regulations could be prohibitively expensive. If they are, these regulations could require us to close or to significantly alter the operation of our energy centers, which could have an adverse effect on our results of operations, financial position, and liquidity, including the impairment of long-lived assets. Failure to comply with environmental laws and regulations might also result in the imposition of fines, penalties, and injunctive measures.

The estimates in the table below contain all of the known capital costs to comply with existing environmental regulations and our assessment of the potential impacts of the EPA's proposed regulation for CCR, the recently finalized MATS, the stayed CSAPR as currently designed, and the revised national ambient air quality standards for SO2 and NOx emissions as of March 31, 2012. The estimates in the table below assume that CCR will continue to be regarded as nonhazardous. The estimates in the table below do not include the impacts of regulations proposed by the EPA under the Clean Water Act in March 2011 regarding cooling water intake structures as our evaluation of those impacts is ongoing. The estimates shown in the table below could change significantly depending upon a variety of factors including:

•	additional federal or state requirements;

•	regulation of greenhouse gas emissions;

•	whether AER is granted a variance to extend compliance dates for SO2 emission levels contained within the MPS for five years until December 31, 2020;

•	new national ambient air quality standards or changes to existing standards for ozone, fine particulates, SO2, and NOx emissions;

•	additional rules governing air pollutant transport;

•	finalized regulations under the Clean Water Act;

•	CCR being classified as hazardous;

•	whether the CSAPR is implemented and whether any modifications are made to its existing requirements;

•	new technology;

•	expected power prices;

•	variations in costs of material or labor; and

•	alternative compliance strategies or investment decisions.

	2012	2013 - 2016			2017 - 2021			Total
AMO(a)	$55	$325	-	$400	$845	-	$1,030	$1,225	-	$1,485
Genco	150	100	-	125	245	-	295	495	-	570
AERG	5	20	-	25	80	-	100	105	-	130
Ameren	$210	$445	-	$550	$1,170	-	$1,425	$1,825	-	$2,185

(a)	Ameren Missouri's expenditures are expected to be recoverable from ratepayers.

The decision to make pollution control equipment investments at our Merchant Generation business depends on whether the expected future market price for power reflects the increased cost for environmental compliance. During early 2012, the observable market price for power for delivery in the current year and in future years sharply declined below 2011 levels primarily because of declining natural gas prices, as well as the impact from the stay of the CSAPR. As a result of this sharp decline in the market price for power, as well as uncertain environmental regulations, Genco decelerated the construction of two scrubbers at its Newton energy center. These scrubbers were originally expected to be installed in late 2013 and early 2014. The ultimate installation of these scrubbers, now estimated to occur between 2017 and 2021 in the table above, has been postponed until such time as the incremental investment necessary for completion is justified by visible market conditions. However, Genco will continue to incur capital costs related to the construction of these scrubbers. The table above includes Genco's estimated costs of approximately $150 million in 2012 and approximately $20 million annually, excluding capitalized interest, from 2013 through 2016 for the construction of the two scrubbers. In addition to Genco's reduction in estimated capital expenditures, AERG deferred precipitator upgrades at its E.D. Edwards energy center beyond 2016. Based on current environmental rules and regulations, if Merchant Generation and Genco do not complete these environmental upgrades by the beginning of 2015, Merchant Generation and Genco may need to reduce generation output at their energy centers to meet applicable emissions requirements. To achieve flexibility in its efforts to comply with the MPS by 2015, AER filed a request for a variance with the Illinois Pollution Control Board to extend certain compliance dates as discussed in more detail below.

The following sections describe the more significant environmental rules that affect our operations.

Clean Air Act

Both federal and state laws require significant reductions in SO2 and NOx emissions that result from burning fossil fuels. In March 2005, the EPA issued regulations with respect to SO2 and NOx emissions (the CAIR). The CAIR required generating facilities in 28 states, including Missouri and Illinois, and the District of Columbia, to participate in cap-and-trade programs to reduce annual SO2 emissions, annual NOx emissions, and ozone season NOx emissions.

In December 2008, the United States Court of Appeals for the District of Columbia remanded the CAIR to the EPA for further action to remedy the rule’s flaws, but allowed the CAIR’s cap-and-trade programs to remain effective until they are replaced by the EPA. In July 2011, the EPA issued the CSAPR as the CAIR replacement. The CSAPR was to become effective on January 1, 2012, for SO2 and annual NOx reductions and on May 1, 2012, for ozone season NOx reductions. In the CSAPR, the EPA developed federal implementation plans for each state covered by this rule; however, each impacted state can develop its own implementation rule starting as early as 2013. The CSAPR establishes emission allowance budgets for each of the states subject to the regulation, including Missouri and Illinois. With the CSAPR, the EPA abandoned CAIR’s regional approach to cutting emissions and instead set a pollution budget for each of the impacted states based on the EPA’s analysis of each upwind state’s contribution to air quality in downwind states. For Missouri and Illinois, emission reductions were required in two phases beginning in 2012, with further reductions in 2014. With the CSAPR, the EPA adopted a cap-and-trade approach that allows intrastate and limited interstate trading of emission allowances with other sources within the same program, that is, in the SO2 program, in the annual NOx, or in ozone season NOx program. Multiple legal challenges were filed requesting to have CSAPR partially or entirely vacated and to stay the implementation of the CSAPR while the court considers the challenges. On December 30, 2011, the United States Court of Appeals for the District of Columbia issued a stay of the CSAPR. The stay does not invalidate the rule, but only delays its implementation until a final court ruling is issued. The United States Court of Appeals for the District of Columbia has expedited its consideration of the regulation. The ultimate outcome of the challenges to the regulation is uncertain. The court could uphold CSAPR or remand it back to the EPA for partial or entire revision. Until the CSAPR appeal process is concluded, the EPA will continue to administer the CAIR.

In December 2011, the EPA issued the MATS under the Clean Air Act, which require emission reductions for mercury and other hazardous air pollutants, such as acid gases, toxic metals, and particulate matter by setting emission limits equal to the average emissions of the best performing 12% of existing coal and oil-fired electric generating units. Also, the standards require reductions in hydrogen chloride emissions, which were not regulated previously, and they will require continuous monitoring systems that are not currently in place. The MATS do not require a specific control technology to achieve the emission reductions. The MATS will apply to each unit at a coal-fired power plant; however, emission compliance can be averaged for the entire power plant. Compliance is required by April 2015 or, with a case-by-case extension, by April 2016.

Separately, in January and June 2010, the EPA finalized new ambient air quality standards for SO2 and NO2. It also announced plans for further reductions in the annual national ambient air quality standards for fine particulates. In September 2011, the EPA announced that it was implementing the 2008 national ambient air quality standard for ozone. The EPA is required to revisit this standard again in 2013. The state of Illinois and the state of Missouri will be required to develop separate attainment plans to comply with the new ambient air quality standards. Ameren, Ameren Missouri and Genco continue to assess the impacts of these new standards.

Ameren Missouri’s current environmental compliance plan for air emissions from its energy centers includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. In July 2011, Ameren Missouri contracted to procure significantly higher volumes of lower-sulfur-content coal than Ameren Missouri's energy centers have historically burned, which will allow Ameren Missouri to eliminate or postpone capital expenditures for pollution control equipment. In 2010, Ameren Missouri completed the installation of two scrubbers at its Sioux energy center to reduce SO2 emissions. Currently, Ameren Missouri’s compliance plan assumes the installation of two scrubbers within its coal-fired fleet during the next 10 years and precipitator upgrades at multiple energy centers. However, Ameren Missouri is currently evaluating its operations and options to determine how to comply with the additional emission reductions required by 2014 under the CSAPR, if ultimately enacted, the MATS, and other recently finalized or proposed EPA regulations.

Genco and AERG expect to install additional, or optimize existing, pollution control equipment, or modify or cease energy center operations to meet new and incremental emission reduction requirements under the MPS, the MATS, and the CSAPR as they become effective. Under the MPS, as amended, Illinois generators are required to reduce mercury, SO2, and NOx emissions by 2015. In May 2012, AER filed a request for a variance with the Illinois Pollution Control Board to extend compliance dates for SO2 emission levels contained within the MPS for five years until December 31, 2020. In exchange for delaying compliance with these emission levels through 2020, AER has proposed a plan that restricts its SO2 emissions through 2014 to levels lower than those required by the existing MPS, offsetting any environmental impact from the variance. AER has indicated to the Illinois Pollution Control Board that if a variance is not granted, or power prices do not materially increase, there is a significant risk that the Merchant Generation segment will have to mothball some of its unscrubbed coal-fired energy centers beginning in 2015. AER expects a decision from the Illinois Pollution Control Board by the end of 2012. To comply with the existing MPS and other air emissions laws and regulations, Genco and AERG are installing equipment designed to reduce their emissions of mercury, NOx, and SO2. Genco and AERG have installed a total of three scrubbers at two energy centers. Two additional scrubbers are being constructed at Genco's Newton energy center. As discussed above, the timing of the installation of these scrubbers, as well as precipitator upgrades at AERG's E.D. Edwards energy center, have been delayed. Merchant Generation and Genco will continue to review and adjust their compliance plans in light of evolving outlooks for power and capacity prices, delivered fuel costs, environmental standards and compliance technologies, among other factors.

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

Emission Allowances

The Clean Air Act created marketable commodities called emission allowances under the acid rain program, the NOx budget trading program, the CAIR, and the CSAPR. With the CSAPR, the EPA adopted a cap-and-trade approach that allows intrastate and limited interstate trading of emission allowances with other sources within the same program, that is, either the SO2, annual NOx, or ozone season NOx programs. As noted above, on December 30, 2011, the United States Court of Appeals for the District of Columbia issued a stay of the CSAPR. Until the CSAPR appeal process is concluded, the EPA will continue to administer the CAIR including its allowance program.

Environmental regulations including the CAIR and the CSAPR, the timing of the installation of pollution control equipment, fuel mix, and the level of operations, will have a significant impact on the number of allowances required for ongoing operations. The CAIR uses the acid rain program’s allowances for SO2 emissions and created annual and ozone season NOx allowances. The CSAPR, however, did not rely upon the acid rain program, the NOx budget trading program, or CAIR allowances for its allowance allocation program. Instead, the EPA issued a new type of emissions allowance for each program under the CSAPR. Any unused SO2 allowances, annual NOx allowances, and ozone season NOx allowances issued under CAIR cannot be used for compliance with CSAPR. Ameren, Ameren Missouri and Genco expect to have adequate CAIR allowances for 2012 to avoid needing to make external purchases.

Ameren, Ameren Missouri and Genco are studying their compliance options to identify additional opportunities that may exist for compliance in an economical fashion should the CSAPR become effective as issued. Ameren, Ameren Missouri and Genco may be required to purchase emission allowances, if available, to install new or optimize existing pollution control equipment, to limit generation, or take other actions to achieve compliance with the CSAPR in future phase-in years.

Global Climate Change

State and federal authorities, including the United States Congress, have considered initiatives to limit greenhouse gas emissions and to address global climate change. Potential impacts from any climate change legislation or regulation could vary, depending upon proposed CO2 emission limits, the timing of implementation of those limits, the method of distributing any allowances, the degree to which offsets are allowed and available, and provisions for cost-containment measures, such as a “safety valve” provision that provides a maximum price for emission allowances. As a result of our fuel portfolio, our emissions of greenhouse gases vary among our energy centers, but coal-fired power plants are significant sources of CO2. The enactment of a climate change law could result in a significant rise in household costs and rates for electricity could rise significantly. The burden could fall particularly hard on electricity consumers and upon the economy in the Midwest because of the region's reliance on electricity generated by coal-fired power plants. Natural gas emits about half as much CO2 as coal when burned to produce electricity. Therefore, climate change regulation could cause the conversion of coal-fired power plants to natural gas, or the construction of new natural gas plants to replace coal-fired power plants. As a result, economywide shifts to natural gas as a fuel source for electricity generation also could affect the cost of heating for our utility customers and many industrial processes that use natural gas.

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

Recognizing the difficulties presented by regulating at once virtually all emitters of greenhouse gases, the EPA finalized the “Tailoring Rule,” that established new higher thresholds beginning in January 2011, for regulating greenhouse gas emissions from stationary sources, such as power plants. The rule requires any source that already has an operating permit to have greenhouse-gas-specific provisions added to its permits upon renewal. Currently, all Ameren energy centers have operating permits that, when renewed, may be modified to address greenhouse gas emissions. The Tailoring Rule also provides that if projects performed at major sources result in an increase in emissions of greenhouse gases over an applicable annual threshold, such projects could trigger permitting requirements under the NSR programs and the application of best available control technology, if any, to control greenhouse gas emissions. New major sources are also required to obtain such a permit and to install the best available control technology if their greenhouse gas emissions exceed the applicable emissions threshold. The extent to which the Tailoring Rule could have a material impact on our energy centers depends upon how state agencies apply the EPA's guidelines as to what constitutes the best available control technology for greenhouse gas emissions from power plants and whether physical changes or changes in operations subject to the rule occur at our energy centers. Legal challenges to the EPA’s Tailoring Rule have been filed.

Separately, on March 27, 2012, the EPA issued the proposed Carbon Pollution Standard for New Power Plants. This proposed NSPS for greenhouse gas emissions would apply only to new fossil-fuel fired electric energy centers and therefore does not impact any of Ameren's, Ameren Missouri's, or Genco’s existing energy centers. Ameren anticipates this proposed rule could make the construction of new coal-fired energy centers in the United States prohibitively expensive. A final rule is expected in 2012. Any federal climate change legislation that is enacted may preempt the EPA's regulation of greenhouse gas emissions, including the Tailoring Rule and the Carbon Pollution Standard for New Power Plants, particularly as it relates to power plant greenhouse gas emissions.

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

Recent federal court decisions have considered the application of common law causes of action, such as nuisance, to address damages resulting from global climate change. In March 2012, the United States District Court for the Southern District of Mississippi dismissed a lawsuit called Comer v. Murphy Oil that alleged CO2 emissions from several industrial companies, including Ameren Missouri and Genco, created the atmospheric conditions that intensified Hurricane Katina, thereby causing property damage. The case has been appealed to the appellate court.

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

In April 2005, Genco received a request from the EPA for information pursuant to Section 114(a) of the Clean Air Act. The request sought detailed operating and maintenance history data with respect to Genco’s Coffeen, Hutsonville, Meredosia, Newton, and Joppa energy centers and AERG’s E.D. Edwards and Duck Creek energy centers. In 2006, the EPA issued a second Section 114(a) request to Genco regarding projects at the Newton energy center. All of these facilities are coal-fired energy centers. In September 2008, the EPA issued a third Section 114(a) request regarding projects at all of Ameren’s coal-fired energy centers in Illinois. In late April 2012, the EPA issued another Section 114(a) request to Genco regarding projects at the Joppa energy center. EEI is in the process of responding to that data request.

Following the issuance of a Notice of Violation, in January 2011, the Department of Justice on behalf of the EPA filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The EPA's complaint alleges that in performing projects at its Rush Island coal-fired energy center, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2012, the United States District Court granted, in part, Ameren Missouri's motion to dismiss various aspects of the EPA's penalty claims. The EPA's claims for injunctive relief, including to require the installation of pollution control equipment, remain. At present, the complaint does not include Ameren Missouri’s other coal-fired energy centers, but the EPA has issued Notices of Violation under its NSR enforcement initiative against the company's Labadie, Meramec, and Sioux coal-fired energy centers. Litigation of this matter could take many years to resolve. Ameren Missouri believes its defenses to the allegations described in the complaint as well as the Notices of Violation are meritorious. Ameren Missouri will defend itself vigorously. However, there can be no assurances that it will be successful in its efforts.

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

Clean Water Act

In March 2011, the EPA announced a proposed rule applicable to cooling water intake structures at existing power plants that have the ability to withdraw more than 2 million gallons of water per day from a body of water and use at least 25 percent of that water exclusively for cooling. Under the proposed rule, affected facilities would be required either to meet mortality limits for aquatic life impinged on the plant's intake screens or to reduce intake velocity to 0.5 feet per second. The proposed rule also requires plants to meet site-specific entrainment standards or to reduce the cooling water intake flow commensurate with the intake flow of a closed-cycle cooling system. The final rule is scheduled to be issued in July 2012, with compliance expected within eight years thereafter. All coal-fired, nuclear, and combined cycle energy centers at Ameren, Ameren Missouri and Genco with cooling water systems are subject to this proposed rule. The proposed rule did not mandate cooling towers at existing facilities, as other technology options potentially could meet the site-specific standards. Ameren, Ameren Missouri and Genco are currently evaluating the proposed rule, and their assessment of the proposed rule's impacts is ongoing. Therefore, we cannot predict at this time the capital or operating costs associated with compliance. The proposed rule could have an adverse effect on our results of operations, financial position, and liquidity if its implementation requires the installation of cooling towers at our electric generating stations.

In September 2009, the EPA announced its plan to revise the effluent guidelines applicable to steam electric generating units under the Clean Water Act. Effluent guidelines are national standards for wastewater discharges to surface water that are based on the effectiveness of available control technology. The EPA is engaged in information collection and analysis activities in support of this rulemaking. It has indicated that it expects to issue a proposed rule in November 2012 and to finalize the rule in April 2014. We are unable at this time to predict the impact of this development.

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

As of March 31, 2012, Ameren and Ameren Illinois owned or were otherwise responsible for 44 former MGP sites in Illinois. These are in various stages of investigation, evaluation, and remediation. Based on current estimated plans, Ameren and Ameren Illinois could substantially conclude remediation efforts at most of these sites by 2015. The ICC permits Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently and properly incurred. Costs are subject to annual review by the ICC.

As of March 31, 2012, Ameren and Ameren Missouri own or are otherwise responsible for 10 MGP sites in Missouri and one site in Iowa. Ameren Missouri does not currently have a rate rider mechanism that permits recovery of remediation costs associated with MGP sites from utility customers. Ameren Missouri does not have any retail utility operations in Iowa that would provide a source of recovery of these remediation costs.

The following table presents, as of March 31, 2012, the estimated probable obligation to remediate these MGP sites.

	Estimate
	Low	High	Recorded Liability(a)
Ameren	$102	$174	$102
Ameren Missouri	3	4	3
Ameren Illinois	99	170	99

(a)	Recorded liability represents the estimated minimum probable obligations, as no other amount within the range provided a better estimate.

Ameren Illinois is responsible for the cleanup of a former coal ash landfill in Coffeen, Illinois. As of March 31, 2012, Ameren Illinois estimated that obligation at $0.5 million to $6 million. Ameren Illinois recorded a liability of $0.5 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate. Ameren Illinois is also responsible for the cleanup of a landfill, underground storage tanks, and a water treatment plant in Illinois. As of March 31, 2012, Ameren Illinois recorded a liability of $0.8 million to represent its estimate of the obligation for these sites.

Ameren Missouri has responsibility for the investigation and potential cleanup of two waste sites in Missouri as a result of federal agency mandates. One of the cleanup sites is a former coal tar distillery located in St. Louis, Missouri. In 2008, the EPA issued an administrative order to Ameren Missouri pertaining to this distillery operated by Koppers Company or its predecessor and successor companies. Ameren Missouri is the current owner of the site, but Ameren Missouri did not conduct any of the manufacturing operations involving coal tar or its byproducts. Ameren Missouri, along with two other PRPs, is currently performing a site investigation. As of March 31, 2012, Ameren Missouri estimated its obligation at $2 million to $5 million. Ameren Missouri has a liability of $2 million recorded to represent its estimated minimum obligation, as no other amount within the range was a better estimate. Ameren Missouri's other active federal agency-mandated cleanup site in Missouri is a site in Cape Girardeau. Ameren Missouri was a customer of an electrical equipment repair and disposal company that previously operated a facility at this site. A trust was established in the early 1990s by several businesses and governmental agencies to fund the cleanup of this site, which was completed in 2005. Ameren Missouri anticipates this trust fund will be sufficient to complete the remaining adjacent off-site cleanup and therefore has no recorded liability at March 31, 2012, related to this site.

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

The Sauget Area 2 investigations overseen by the EPA have been completed. The results have been submitted to the EPA, and a record of decision is expected in 2012. Once the EPA has selected a remedy, if any, it would begin negotiations with various PRPs regarding implementation. Over the last several years, numerous other parties have joined the PRP group. In addition, Pharmacia Corporation and Monsanto Company have agreed to assume the liabilities related to Solutia’s former chemical waste landfill in the Sauget Area 2. As of March 31, 2012, Ameren Missouri estimated its obligation at $0.3 million to $10 million. Ameren Missouri has a liability of $0.3 million recorded to represent its estimated minimum obligation, as no other amount within the range was a better estimate.

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

Ameren Missouri included certain capitalized costs associated with enhancements, or costs that would have been incurred absent the breach, at the rebuilt Taum Sauk energy center not recovered from property insurers in its 2010 electric rate case filing. However, in the July 2011 rate order, the MoPSC disallowed all of these capitalized costs associated with the rebuilding of the Taum Sauk energy center. See Note 2 - Rate and Regulatory Matters for additional information about the appeal of the MoPSC’s July 2011 electric rate order.

Ameren Missouri had liability insurance coverage for the Taum Sauk incident, subject to certain limits and deductibles. As of March 31, 2012, Ameren Missouri had an insurance receivable balance subject to liability coverage of $68 million.

In June 2010, Ameren Missouri sued an insurance company that was providing Ameren Missouri with liability coverage on the date of the Taum Sauk incident. In the litigation, filed in the United States District Court for the Eastern District of Missouri, Ameren Missouri claimed the insurance company breached its duty to indemnify Ameren Missouri for the losses experienced from the incident. In January 2011, the court ruled that the parties must first pursue alternative dispute resolution under the terms of their coverage agreement. In February 2011, Ameren Missouri filed an appeal of the January ruling with the United States Court of Appeals for the Eighth Circuit, seeking the ability to pursue resolution of this dispute outside of a dispute resolution process under the terms of its coverage agreement. The

United States Court of Appeals is expected to issue a decision during 2012. Separately, in April 2012, Ameren Missouri sued a different insurance company that was providing Ameren Missouri with liability coverage on the date of the Taum Sauk incident. In the April 2012 litigation, filed in the Circuit Court for the City of St. Louis, State of Missouri, Ameren Missouri claimed the insurance company breached its duty to indemnify Ameren Missouri for the losses experienced from the incident.

Until Ameren’s remaining liability insurance claims and the related litigation are resolved, we are unable to determine the total impact the breach could have on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity beyond those amounts already recognized.

Asbestos-related Litigation

Ameren, Ameren Missouri, Ameren Illinois and EEI have been named, along with numerous other parties, in a number of lawsuits filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The total number of defendants named in each case varies, with as many as 272 parties named in some pending cases and as few as two in others. In the cases pending as of March 31, 2012, the average number of parties was 82.

The claims filed against Ameren, Ameren Missouri and Ameren Illinois allege injury from asbestos exposure during the plaintiffs’ activities at our present or former electric generating plants. Certain former Ameren Illinois energy centers are now owned by either Genco or AERG. As a part of the transfer of energy center ownership in 2000 and 2003, Ameren Illinois contractually agreed to indemnify Genco and AERG, respectively, for liabilities associated with asbestos-related claims arising from activities prior to each transfer. Each lawsuit seeks unspecified damages that, if awarded at trial, typically would be shared among the various defendants.

The following table presents the pending asbestos-related lawsuits filed against the Ameren Companies as of March 31, 2012:

Ameren	Ameren Missouri	Ameren Illinois	Genco	Total(a)
4	59	81	(b)	101

(a)	Total does not equal the sum of the subsidiary unit lawsuits because some of the lawsuits name multiple Ameren entities as defendants.
(b)	As of March 31, 2012, six asbestos-related lawsuits were pending against EEI. The general liability insurance maintained by EEI provides coverage with respect to liabilities arising from asbestos-related claims.

At March 31, 2012, Ameren, Ameren Missouri, Ameren Illinois and Genco had liabilities of $19 million, $7 million, $12 million, and $- million, respectively, recorded to represent their estimate of their obligations related to asbestos claims.

Ameren Illinois has a tariff rider to recover the costs of asbestos-related litigation claims, subject to the following terms: 90% of cash expenditures in excess of the amount included in base electric rates are to be recovered from a trust fund that was established when Ameren acquired IP. At March 31, 2012, the trust fund balance was $23 million, including accumulated interest. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the trust fund. Once the trust fund is depleted, 90% of allowed cash expenditures in excess of base rates will be recovered through charges assessed to customers under the tariff rider. Following the Ameren Illinois Merger, this rider is applicable only for claims that occurred within IP’s historical service territory. Similarly, the rider will permit recovery only from customers within IP’s historical service territory.

Illinois Sales and Use Tax Exemptions and Credits

In Exelon Corporation v. Department of Revenue, the Illinois Supreme Court decided in 2009 that electricity is tangible personal property for purposes of the Illinois income tax investment credit. In March 2010, the United States Supreme Court refused to hear the case, and the decision became final. During the second quarter of 2010, Genco, including EEI, and AERG began claiming Illinois sales and use tax exemptions and credits for purchase transactions related to their generation operations. The primary basis for those claims is that the determination in the Exelon case that electricity is tangible personal property applies to sales and use tax manufacturing exemptions and credits. On November 2, 2011, EEI received a notice of proposed tax liability, documenting the state of Illinois' position that EEI did not qualify for the manufacturing exemption it used during 2010. Genco is challenging the State of Illinois’ position. In December 2011, EEI filed a request for review by the Informal Conference Board of the Illinois Department of Revenue. Ameren and Genco do not believe that it is probable that the state of Illinois will prevail and therefore have not recorded a charge to earnings for the loss contingency. From the second quarter of 2010 through December 31, 2011, Ameren and Genco claimed manufacturing exemptions and credits of $27 million and $19 million, respectively.

Genco, excluding EEI, and AERG do not anticipate claiming any additional manufacturing exemptions or credits in 2012. EEI’s request to renew its ability to claim new manufacturing exemptions or credits is currently being considered by the Illinois Department of Commerce and Economic Opportunity. Pending a response to its request, EEI's eligibility for continuing its use of the manufacturing exemption for 2012 is also pending. As a result, Genco, through EEI, recorded $1 million as of March 31, 2012, for its potential obligation to pay use tax on coal purchases that occurred during the first quarter of 2012.

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

As a result of DOE's failure to build a repository for nuclear waste or otherwise fulfill its contractual obligations, Ameren Missouri and other nuclear power plant owners have also sued DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri filed a breach of contract lawsuit to recover its costs, which would not have been incurred had DOE performed its contractual obligations. These costs included the reracking of the Callaway energy center’s spent fuel pool, as well as certain NRC fees, and Missouri ad valorem taxes. In June 2011, the parties reached a settlement that included a payment to Ameren Missouri for spent fuel storage and related costs through 2010 and, thereafter, annual payment of such costs after they are incurred through 2013 or any other mutually agreed extension. In March 2012, Ameren Missouri submitted its 2011 costs to the DOE for reimbursement under the settlement agreement. Ameren Missouri expects to receive the 2011 cost reimbursement of $1 million during the third quarter of 2012.

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

Electric utility rates charged to customers provide for the recovery of the Callaway energy center’s decommissioning costs, which include decontamination, dismantling, and site restoration costs, over an assumed 40-year life of the nuclear center, ending with the expiration of the energy center’s current operating license in 2024. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Decommissioning costs are included in the costs of service used to establish electric rates for Ameren Missouri’s customers. These costs amounted to $7 million in each of the years 2011, 2010, and 2009. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study for decommissioning its Callaway energy center. Electric rates may be adjusted at such times to reflect changed estimates. This cost study was filed with the MoPSC in September 2011. After considering the results of this updated cost study and associated financial analysis, Ameren Missouri recommended to the MoPSC that the current rate of deposits to the trust fund continues to be appropriate and does not need to be changed. A decision from the MoPSC is still pending. If Ameren Missouri's operating license extension application is approved by the NRC, a revised financial analysis will be prepared and the rates charged to customers will be adjusted accordingly to reflect the operating license extension. Amounts collected from customers are deposited in an external trust fund to provide for the Callaway energy center’s decommissioning. If the assumed return on trust assets is not earned, we believe that it is probable that any such earnings deficiency will be recovered in rates. The fair value of the nuclear decommissioning trust fund for Ameren Missouri’s Callaway energy center is reported as "Nuclear decommissioning trust fund" in Ameren’s consolidated balance sheet and Ameren Missouri’s balance sheet. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability.

See Note 2 - Rate and Regulatory Matters for additional information related to the Callaway energy center.

NOTE 11 - ASSET IMPAIRMENT

We evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate that the carrying value, or book value, of such assets may not be recoverable. Under applicable accounting guidance, whether an impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets with the carrying value of the assets. If the carrying value exceeds the estimated undiscounted cash flows, we recognize an impairment charge equal to the carrying value of the assets in excess of estimated fair value.

Power prices in the Midwest affect the amount of revenues and cash flows Merchant Generation and Genco can realize by marketing power into the wholesale and retail markets. During the first quarter of 2012, the observable market price for power for delivery in the current year and in future years in the Midwest sharply declined below 2011 levels primarily because of declining natural gas prices and the impact of the stay of the CSAPR. For example, from December 31, 2011, through February 29, 2012, the market price for power at the Indiana Hub for delivery in the current year decreased by 14%. As a result of this sharp decline in the market price of power and the related impact on electric margins, Genco decelerated the construction of two scrubbers at its Newton energy center in February 2012. The sharp decline in the market price of power in 2012 and the related impact on electric margins, as well as the deceleration of construction of Genco's Newton energy center scrubber project, caused Merchant Generation and Genco to evaluate, during the first quarter of 2012, whether the carrying value of their energy centers were recoverable. The carrying values of Merchant Generation's and Genco's energy centers exceeded their estimated fair values. However, under the applicable accounting guidance, if undiscounted future cash flows from these long-lived assets exceed their carrying values, the assets are deemed unimpaired, and no impairment loss is recognized, even if the carrying values of the assets exceed estimated fair values. Only AERG's Duck Creek energy center's carrying value exceeded its estimated undiscounted future cash flows. As a result, Ameren recorded a noncash pretax asset impairment charge of $628 million to reduce the carrying value of AERG’s Duck Creek energy center to its estimated fair value during the first quarter of 2012. This impairment charge was included in Ameren's results and in the Merchant Generation's segment results for the first quarter of 2012.

Key assumptions used in the determination of estimated undiscounted cash flows of the Merchant Generation and Genco long-lived assets tested for impairment included the forward price projections for energy and fuel costs, the expected life of the energy center, environmental compliance costs and strategies, and operating costs. Those same cash flow assumptions, along with a discount rate, were used to estimate the fair value of the long-lived assets of the Duck Creek energy center. The fair value estimate of the long-lived assets of the Duck Creek energy center was based on the income approach, which considers discounted future cash flows. The fair value estimate was determined using observable inputs and significant unobservable inputs, which are Level 3 inputs as defined by accounting guidance for fair value measurements.

Long-lived assets are measured at fair value on a nonrecurring basis if triggering events require us to perform impairment tests. The carrying value of Merchant Generation's and Genco's net plant assets at March 31, 2012, was $2.6 billion and $2.2 billion, respectively. As of March 31, 2012, after the impairment of the Duck Creek energy center, Merchant Generation and Genco believed the carrying value of their energy centers exceeded their estimated fair values by an amount significantly in excess of $1 billion. Merchant Generation and Genco will continue to monitor the market price for power and the related impact on electric margin and other events or changes in circumstances that indicate that the carrying value of their energy centers may not be recoverable. Merchant Generation and Genco could recognize additional, material long-lived asset impairment charges in the future as a result of factors outside their control, such as changes in power or fuel costs, administrative action or inaction by regulatory agencies and new environmental laws and regulations that could reduce the expected useful lives of Merchant Generation's and Genco's energy centers, and also as a result of factors that may be within their control, such as a failure to achieve forecasted operating results and cash flows, unfavorable changes in forecasted operating results and cash flows, or decisions to shut down, mothball or sell their energy centers.

This asset impairment charge did not result in a violation of any Ameren debt covenants or counterparty agreements.

NOTE 12 - RETIREMENT BENEFITS

Ameren's pension and postretirement plans are funded in compliance with income tax regulations and to achieve federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren's assumptions at December 31, 2011, its estimated investment performance through March 31, 2012, and its pension funding policy, Ameren expects to make annual contributions of $90 million to $150 million in each of the next five years, with aggregate estimated contributions of $580 million. These amounts are estimates which may change with actual investment performance, changes in interest rates, any pertinent changes in government regulations, and any voluntary contributions. Our policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.

The following table presents the components of the net periodic benefit cost for Ameren's pension and postretirement benefit plans for the three months ended March 31, 2012, and 2011:

	Pension Benefits(a)		Postretirement Benefits(a)
	Three Months		Three Months
	2012	2011	2012	2011
Service cost	$21	$20	$6	$6
Interest cost	43	45	14	15
Expected return on plan assets	(54)	(54)	(14)	(14)
Amortization of:
Prior service cost (benefit)	-	-	(1)	(2)
Actuarial loss	20	11	4	1
Net periodic benefit cost	$30	$22	$9	$6

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

Ameren Missouri, Ameren Illinois and Genco are responsible for their share of the pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs incurred for the three months ended March 31, 2012, and 2011:

	Pension Costs		Postretirement Costs
	Three Months		Three Months
	2012	2011	2012	2011
Ameren Missouri	$16	$14	$5	$3
Ameren Illinois	10	5	2	2
Genco	3	2	2	1
Other	1	1	-	-
Ameren(a)	$30	$22	$9	$6

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

NOTE 13 - SEGMENT INFORMATION

Ameren has three reportable segments: Ameren Missouri, Ameren Illinois, and Merchant Generation. The Ameren Missouri segment for Ameren and Ameren Missouri includes all the operations of Ameren Missouri’s business as described in Note 1 - Summary of Significant Accounting Policies. The Ameren Illinois segment for Ameren and Ameren Illinois includes all of the operations of Ameren Illinois’ business as described in Note 1 - Summary of Significant Accounting Policies. The Merchant Generation segment for Ameren consists primarily of the operations or activities of Genco, including EEI, AERG, Medina Valley through February 2012, and Marketing Company. The category called Other primarily includes Ameren parent company activities, Ameren Services, and ATXI.

The following table presents information about the reported revenues and specified items included in Ameren's net income for the three months ended March 31, 2012, and 2011, and total assets as of March 31, 2012, and December 31, 2011.

Three Months	Ameren Missouri	Ameren Illinois	Merchant Generation	Other	Intersegment Eliminations	Consolidated
2012:
External revenues	$686	$721	$249	$1	$1	$1,658
Intersegment revenues	5	3	87	1	(96)	-
Net income (loss) attributable to Ameren Corporation(a)	21	27	(363)	(88)	-	(403)
2011:
External revenues	$767	$805	$332	$-	$-	$1,904
Intersegment revenues	5	3	47	1	(56)	-
Net income (loss) attributable to Ameren Corporation(a)	21	33	20	(3)	-	71
As of March 31, 2012:
Total assets	$12,546	$7,256	$3,266	$1,261	$(1,430)	$22,899
As of December 31, 2011:
Total assets	$12,757	$7,213	$3,833	$1,211	$(1,369)	$23,645

(a)	Represents net income (loss) available to common stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

Ameren Executive Summary

Ameren reported a net loss of $403 million for the first quarter of 2012, compared with net income of $71 million for the first quarter of 2011. The net loss during the first quarter of 2012 was primarily caused by a noncash asset impairment charge related to Merchant Generation’s Duck Creek energy center, which reduced pretax earnings by $628 million. The asset impairment charge was triggered by a sharp decline during the first quarter of 2012 in the observable market prices for power for delivery in the current year and in future years. Additionally, there was a noncash quarterly reduction in the income tax benefit, recognized in conjunction with the Duck Creek energy center asset impairment, as a result of the combination of seasonally low first quarter earnings and the requirement to recognize income tax expense using the annual estimated effective income tax rate. This reduction in the recognized income tax benefit decreased net income by $85 million in the first quarter of 2012; however, this item is projected to fully reverse over the balance of 2012. Lower regulated utility electric and natural gas sales caused by warmer winter weather, as well as decreased margins at the Merchant Generation segment caused by reduced generation volumes due to lower market prices for power during the first quarter of 2012, also reduced earnings compared to the prior year. Mitigating the impact of these factors in the first quarter of 2012 were increased Ameren Missouri electric rates, increased Ameren Illinois natural gas rates, and lower other operations and maintenance expenses, including reduced major storm-related costs.

Ameren’s rate-regulated utilities continue to believe that modern, constructive regulatory frameworks that provide timely cash flows and a reasonable opportunity to earn fair returns on investments are clearly in the best long-term interest of their customers and shareholders. Constructive formula ratemaking is in place for both Ameren Illinois’ electric delivery service and Ameren’s FERC-regulated electric transmission businesses. As a result, Ameren is moving forward with plans to invest meaningfully incremental capital in these businesses. In March 2012, Ameren Illinois submitted to the ICC its investment plan to meet the requirement under the IEIMA to invest an additional $625 million over and above its capital spending levels in recent years. Separately, there have been positive developments related to Ameren’s electric transmission businesses during 2012. The FERC approved forward test year rate treatment for ATXI, effective March 1, 2012. In addition, on May 1, 2012, Ameren began the public participation process on route design for ATXI’s Illinois Rivers project, a MISO multi-value regional line which is expected to cost over $800 million. This process is required to be completed prior to Ameren’s filing for a certificate of public convenience and necessity for the project with the ICC, a filing Ameren plans to make in the fourth quarter of 2012.

Ameren Missouri is focused on enhancing its existing regulatory framework to support investments in its aging infrastructure to meet its customers’ expectations, as well as provide the company with timely cash flows and a reasonable opportunity to earn a fair return on those investments. In February 2012, Ameren Missouri filed an electric rate case with the MoPSC. As part of that filing, Ameren Missouri requested the MoPSC approve the implementation of a storm cost tracking mechanism, as well as plant-in-service accounting treatment. Ameren Missouri also made its initial MEEIA filing with the MoPSC in January 2012. Ameren Missouri’s MEEIA filing requested an enhancement to the existing regulatory framework for energy efficiency programs and related throughput disincentives that result from these programs. Ameren Missouri continues to seek to align the level of its spending with the revenues and cash flows provided through the existing regulatory process, as well as with economic conditions.

In April 2012, Ameren Missouri entered into an agreement with Westinghouse to exclusively support Westinghouse’s application to the DOE for funds to support the design and commercialization of American-made small modular reactors. The potential DOE funding, when combined with Ameren Missouri’s investment to date in new nuclear development and the agreement with Westinghouse, provides Ameren Missouri with the opportunity to obtain a COL from the NRC for a small modular reactor at its Callaway site with minimal incremental investment. Pursuing and obtaining a COL does not obligate Ameren Missouri to build a nuclear energy center, but it does preserve that generation option and positions Ameren Missouri to move forward in a timely fashion should conditions be right to build a small modular reactor in the future.

The Merchant Generation segment and Genco seek to fund their operations internally and therefore seek not to rely on financing from Ameren or external, third-party sources. However, the sharp decline in current and future power prices has the potential to have a negative impact on Merchant Generation’s and Genco’s earnings and cash flows. Beyond reductions to planned capital spending and controlling other operations and maintenance expenses, Merchant Generation and Genco have taken additional actions to strengthen their financial position and liquidity. In March 2012, Genco entered into a put option agreement with AERG that gives Genco an option to sell to AERG all, but not less than all, of the Grand Tower, the Gibson City, and the Elgin energy centers, in order to provide an additional source of liquidity, if needed in the future. Additionally, in May 2012, AER filed a request for a variance with the Illinois Pollution Control Board to extend compliance dates for SO2 emission levels contained within the MPS for five years until December 31, 2020. In exchange for delaying compliance with these emission levels through 2020, AER has proposed a plan that restricts its SO2 emissions through 2014 to levels lower than those required by the existing MPS, offsetting any environmental impact from the variance. AER has indicated to the Illinois Pollution Control Board that if a variance is not granted, or power prices do not materially increase, there is a significant risk that the Merchant Generation segment will have to mothball some of its unscrubbed coal-fired energy centers beginning in 2015.

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

•

AER consists of non-rate-regulated operations, including Genco, AERG and Marketing Company. Genco operates a merchant electric generation business in Illinois and holds an 80% ownership interest in EEI.

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

RESULTS OF OPERATIONS

Our results of operations and financial position are affected by many factors. Weather, economic conditions, and the actions of key customers or competitors can significantly affect the demand for our services. Our results are also affected by seasonal fluctuations: winter heating and summer cooling demands. The vast majority of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the price we charge for our services. Merchant Generation sales are also subject to market conditions for power. We principally use coal, nuclear fuel, natural gas, and oil for fuel in our operations. The prices for these commodities can fluctuate significantly due to the global economic and political environment, weather, supply and demand, and many other factors. We have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas delivery service businesses, a purchased power cost recovery mechanism for our Illinois electric delivery service business, and a FAC for our Missouri electric utility business. Ameren Illinois' electric delivery service utility business, pursuant to the IEIMA, completes an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was in effect for that year, with recoveries from or refunds to customers in a subsequent year. Fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing and our pension and postretirement benefits costs. We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. The reliability of our energy centers and transmission and distribution systems and the level of purchased power costs, operations and maintenance costs, and capital investment are key factors that we seek to control to optimize our results of operations, financial position, and liquidity.

Earnings Summary

Ameren Corporation incurred a net loss of $403 million, or $1.66 per share, in the first quarter of 2012 compared with net income of $71 million, or 29 cents per share, in the first quarter of 2011. The net loss attributable to Ameren Corporation in the first quarter of 2012 was caused by a net loss in the Merchant Generation segment of $363 million compared with net income in the Merchant Generation segment of $20 million in the prior-year period. Net income attributable to Ameren Corporation in the first quarter of 2012 declined in the Ameren Illinois segments by $6 million from the prior-year period while net income attributable to Ameren Missouri was unchanged from the prior-year period.

Compared with the first quarter of 2011, first quarter 2012 earnings were negatively affected primarily by the following items:

•	the 2012 long-lived asset impairment of Merchant Generation’s Duck Creek energy center due to the sharp decline in the market price of power ($1.55 per share);

•

a quarterly reduction in the income tax benefit, recognized in conjunction with the long-lived asset impairment discussed above, as a result of seasonally low first quarter earnings coupled with the requirement to recognize income tax expense using the annual estimated effective income tax rate (36 cents per share). This reduction in the recognized tax benefit is projected to fully reverse over the balance of 2012;

•	the impact of mild weather conditions on electric and natural gas demand (estimated at 13 cents per share); and

•	lower electric margins in the Merchant Generation segment, largely due to reduced generation volumes caused by lower market prices for power (5 cents per share).

Compared with the first quarter of 2011, first quarter 2012 earnings were favorably affected primarily by the following items:

•

higher utility rates at Ameren Missouri and Ameren Illinois. Ameren Missouri’s electric rates increased pursuant to an order issued by the MoPSC, which became effective in July 2011. The impact of the Ameren Missouri rate increase on earnings was reduced by the increased regulatory asset amortization as directed by the rate order. Ameren Illinois’ natural gas rates increased pursuant to an order issued by the ICC, which became effective in mid-January 2012 (6 cents per share); and

•	reduction in operations and maintenance expenses primarily as a result of fewer major storms (5 cents per share).

The cents per share information presented above is based on average shares outstanding in the first quarter of 2011. For further details regarding the Ameren Companies’ results of operations for the first three months of 2012 and 2011, including explanations of Margins, Other Operations and Maintenance, Asset Impairments, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, and Income Taxes, see the major headings below.

Below is a table of income statement components by segment for the three months ended March 31, 2012, and 2011:

	Ameren Missouri	Ameren Illinois	Merchant Generation	Other / Intersegment Eliminations	Total
Three Months 2012:
Electric margin	$436	$241	$146	$(3)	$820
Natural gas margin	23	110	-	-	133
Other operations and maintenance	(202)	(168)	(66)	9	(427)
Asset impairment	-	-	(628)	-	(628)
Depreciation and amortization	(108)	(55)	(32)	(4)	(199)
Taxes other than income taxes	(71)	(39)	(8)	(3)	(121)
Other income and (expenses)	12	(10)	-	-	2
Interest charges	(56)	(33)	(25)	1	(113)
Income (taxes) benefit	(12)	(18)	248	(88)	130
Net income (loss)	22	28	(365)	(88)	(403)
Noncontrolling interest and preferred dividends	(1)	(1)	2	-	-
Net income (loss) attributable to Ameren Corporation	$21	$27	$(363)	$(88)	$(403)
Three Months 2011:
Electric margin	$453	$231	$182	$(2)	$864
Natural gas margin	29	118	-	(1)	146
Other revenues	1	-	1	(2)	-
Other operations and maintenance	(233)	(168)	(71)	9	(463)
Depreciation and amortization	(100)	(52)	(36)	(7)	(195)
Taxes other than income taxes	(73)	(41)	(8)	(3)	(125)
Other income	10	1	-	-	11
Interest charges	(54)	(35)	(28)	(2)	(119)
Income (taxes) benefit	(11)	(20)	(19)	5	(45)
Net income (loss)	22	34	21	(3)	74
Noncontrolling interest and preferred dividends	(1)	(1)	(1)	-	(3)
Net income (loss) attributable to Ameren Corporation	21	33	20	(3)	71

Margins

The following table presents the favorable (unfavorable) variations in the registrants’ electric and natural gas margins in the three months ended March 31, 2012, compared with the same period in 2011. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois	Genco	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$(40)	$(5)	$-	$-	$(45)
Regulated rates:
Base rates (estimate)	37	-	-	-	37
Revenue requirement reconciliation adjustment under IEIMA (estimate)	-	12	-	-	12
Recovery of FAC under-recovery(c)	(21)	-	-	-	(21)
Off-system revenues included in base rates	(33)	-	-	-	(33)
Illinois pass-through power supply costs	-	(21)	-	-	(21)
Rate-regulated sales (excluding the impact of abnormal weather)	(3)	-	-	-	(3)
Wholesale revenues	(6)	-	-	-	(6)
Merchant Generation sales price changes, including hedge effect	-	-	(1)	5	4
Net unrealized MTM gains	-	-	-	3	3
Merchant Generation sales and other	-	3	(46)	(44)	(87)
Total electric revenue change	$(66)	$(11)	$(47)	$(36)	$(160)
Fuel and purchased power change:
Fuel:
Merchant Generation production volume and other	$-	$-	$23	$4	$27
Fuel and transportation costs included in base rates	27	-	-	-	27
Recovery of FAC under-recovery(c)	21	-	-	-	21
Net unrealized MTM gains (losses)	1	-	(14)	(3)	(16)
Price - Merchant Generation	-	-	(3)	(4)	(7)
Merchant Generation purchased power and other	-	-	-	43	43
Illinois pass-through power supply costs	-	21	-	-	21
Total fuel and purchased power change	$49	$21	$6	$40	$116
Net change in electric margins	$(17)	$10	$(41)	$4	$(44)
Natural gas margins change:
Effect of weather (estimate)(b)	$(2)	$(10)	$-	$-	$(12)
Bad debt rider	-	(1)	-	-	(1)
Base rates (estimate)	1	4	-	-	5
Rate redesign	(5)	-	-	-	(5)
Sales (excluding impact of abnormal weather) and other	-	(1)	-	1	-
Net change in natural gas margins	$(6)	$(8)	$-	$1	$(13)

(a)	Includes amounts for nonregistrant subsidiaries (largely made up of other Merchant Generation) and intercompany eliminations.
(b)	Represents the estimated margin impact resulting from the effects of changes in cooling and heating degree-days on electric and natural gas demand compared to the prior-year period based on temperature readings from the National Oceanic and Atmospheric Administration.
(c)	Represents the change in the net recovery of fuel costs under the FAC recovered from customer rates, with corresponding offsets to fuel expense.

Ameren

Ameren’s electric margins decreased by $44 million, or 5%, in the three months ended March 31, 2012, compared with the same period in 2011. The following items had an unfavorable impact on Ameren’s electric margins:

•

Weather conditions in 2012 were mild compared to somewhat colder-than-normal conditions in 2011, as evidenced by a 29% decrease in heating degree-days, which decreased revenues by an estimated $45 million.

•

Decreased utilization of Merchant Generation's energy centers, primarily due to lower spot market prices. Decreased utilization resulted in a $45 million decline in Merchant Generation sales and other. This decline was mitigated by the resulting $27 million decrease in Merchant Generation production volume and other costs.

•	Net unrealized MTM activity principally at the Merchant Generation segment (primarily at Genco) decreased margins by $13 million, largely related to fuel-related contracts.

•	3% higher fuel prices in the Merchant Generation segment, primarily due to higher commodity and transportation rates associated with new supply agreements, which decreased margins by $7 million.

•	Lower wholesale sales at Ameren Missouri due to the inclusion of these revenues as an offset to fuel costs in the FAC beginning July 31, 2011, which decreased revenues by $6 million.

The following items had a favorable impact on Ameren’s electric margins in the three months ended March 31, 2012, compared with the same period in 2011:

•

Higher electric base rates at Ameren Missouri, effective July 2011, which increased revenues by $37 million, offset by an increase in net base fuel expense ($6 million), which was a result of higher net base fuel cost rates approved in the 2011 MoPSC rate order and due to higher fuel and transportation costs. Net base fuel expense is the sum of fuel and transportation costs included in base rates (+$27 million) and off-system revenues (-$33 million) in the above table. See below for additional details regarding the FAC.

•

Increased revenues at Ameren Illinois due to the adjustment resulting from the reconciliation of the revenue requirement, pursuant to the IEIMA, to actual incurred costs, which increased margins by $12 million. See below for additional details.

Ameren’s revenues associated with Illinois pass-through power supply costs decreased $21 million because of lower power prices on sales primarily to nonaffiliated parties. These revenues were offset by a corresponding net decrease in purchased power.

Ameren Missouri has a FAC cost recovery mechanism that allows Ameren Missouri to recover, through customer rates, 95% of changes in fuel and purchased power costs, net of off-system revenues, including MISO costs and revenues, greater or less than the amount set in base rates, without a traditional rate proceeding. Ameren Missouri accrued, as a regulatory asset, fuel and purchased power costs that were greater than the amount set in base rates (FAC under-recovery). Net recovery of the FAC under recovery decreased by $21 million, with corresponding offsets to fuel expense to reduce the previously recognized FAC regulatory asset. See below for explanations of electric and natural gas margin variances for the Ameren Missouri segment.

During the first quarter of 2012, Ameren Illinois elected to participate in the performance-based formula ratemaking process established pursuant to the IEIMA. The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was in effect for that year. Consequently, Ameren Illinois' 2012 electric delivery service revenues will be based on its 2012 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA's performance-based formula ratemaking framework. As of March 31, 2012, Ameren Illinois recorded a regulatory asset of $12 million with a corresponding increase in electric revenues for the estimated first quarter’s portion of the 2012 revenue requirement reconciliation. By the end of 2012, this regulatory asset will represent Ameren Illinois’ estimate of the probable increase in future electric delivery service rates expected to be approved by the ICC to provide Ameren Illinois recovery of all prudently and reasonably incurred costs in 2012 and an earned rate of return on common equity for 2012. See Note 2 - Rate and Regulatory Matters under Part 1, Item 1, for further information regarding the IEIMA.

Ameren’s natural gas margins decreased by $13 million, or 9%, in the three months ended March 31, 2012, compared with the same period in 2011. The following items had an unfavorable impact on Ameren’s natural gas margins:

•

Weather conditions in 2012 were mild compared to somewhat colder-than-normal conditions in 2011, as evidenced by a 29% decrease in heating degree-days, which decreased revenues by an estimated $12 million.

•

Rate redesign at Ameren Missouri, as a result of the 2011 natural gas delivery service rate order that was effective February 2011, allowed Ameren Missouri to recover more of its non-PGA residential revenues through a fixed monthly charge, with the remaining amounts recovered based on sales volumes. With these revenues being recovered more evenly throughout the year, revenues decreased by $5 million.

Ameren’s natural gas margins were favorably impacted by an increase in natural gas rates effective February 2011 at Ameren Missouri and January 2012 at Ameren Illinois, which increased margins by $5 million.

Ameren Missouri

Ameren Missouri has a FAC cost recovery mechanism, which is outlined in the Ameren margin section above.

Ameren Missouri’s electric margins decreased by $17 million, or 4%, in the three months ended March 31, 2012, compared with the same period in 2011. The following items had an unfavorable effect on Ameren Missouri's electric margins:

•	Weather conditions in 2012 were mild compared to a somewhat colder-than-normal 2011, as evidenced by a 32% decrease in heating degree-days, which decreased revenues by an estimated $40 million.

•	Lower wholesale sales due to the inclusion of these revenues as an offset to fuel costs in the FAC beginning July 31, 2011, which decreased revenues by $6 million.

•

Excluding the estimated impact of abnormal weather, rate-regulated retail sales volumes declined by less than 1%, attributable to continued economic pressure, energy efficiency measures, and customer conservation efforts, which decreased revenues by $3 million.

Ameren Missouri’s electric margins were favorably affected by higher electric base rates, effective in July 2011 ($37 million), offset by increased net base fuel expense ($6 million), which was a result of higher net base fuel cost rates approved in the 2011 MoPSC rate order and due to higher fuel and transportation costs. Net base fuel expense is the sum of fuel and transportation costs included in base rates (+$27 million) and off-system revenues (-$33 million) in the above table.

Ameren Missouri’s natural gas margins decreased by $6 million, or 21%, in the three months ended March 31, 2012, compared with the same period in 2011. The following items had an unfavorable impact on Ameren Missouri's natural gas margins:

•

Rate redesign, as a result of the 2011 natural gas delivery service rate order that was effective February 2011, allowed Ameren Missouri to recover more of its non-PGA residential revenues through a fixed monthly charge, with the remaining amounts recovered based on sales volumes. With these revenues being recovered more evenly throughout the year, revenues decreased by $5 million.

•	Weather conditions in 2012 were mild compared to a somewhat colder-than-normal 2011, as evidenced by a 32% decrease in heating degree-days, which decreased revenues by an estimated $2 million.

Ameren Missouri’s natural gas margins were favorably impacted by an increase in natural gas rates effective February 2011, which increased margins by $1 million.

Ameren Illinois

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

Ameren Illinois’ electric margins increased by $10 million, or 4%, in the three months ended March 31, 2012, compared with the same period in 2011 primarily because of increased revenues due to the estimated adjustment resulting from the reconciliation of the annual revenue requirement, pursuant to the IEIMA, to actual costs, which increased margins by $12 million.

Ameren Illinois' electric margins were unfavorably affected by weather conditions in 2012 that were mild compared to a somewhat colder-than-normal 2011, as evidenced by a 28% decrease in heating degree-days, which decreased margins by an estimated $5 million.

Ameren Illinois’ natural gas margins decreased by $8 million, or 7%, in the three months ended March 31, 2012, compared with the same period in 2011. Ameren Illinois' natural gas margins were unfavorably affected by weather conditions in 2012 that were mild compared to a somewhat colder-than-normal 2011, as evidenced by a 28% decrease in heating degree-days, which decreased revenues by an estimated $10 million.

Ameren Illinois’ natural gas margins were favorably impacted by an increase in natural gas rates effective January 2012, which increased margins by $4 million.

Merchant Generation

Merchant Generation’s electric margins decreased by $36 million, or 20%, in the three months ended March 31, 2012, compared with the same period in 2011. See below for explanations of electric margin variances for the Merchant Generation segment.

Genco

Genco’s electric margins decreased by $41 million, or 32%, in the three months ended March 31, 2012, compared with the same period in 2011. The following items had an unfavorable impact on electric margins:

•

Decreased energy center utilization at Genco, primarily due to lower spot market prices. Genco's lower production volume decreased electric revenues by $46 million, mitigated by a $23 million decline in related production volume and other costs. Genco’s average capacity factor decreased to 62% in the first quarter of 2012, compared with 69% in the first quarter of 2011, because of lower power prices; however, Genco’s equivalent availability factor increased to 89% in 2012, compared with 80% in 2011.

•	Net unrealized MTM activity on fuel-related contracts decreased margins by $14 million.

•	3% higher fuel prices, primarily due to higher commodity and transportation rates associated with new supply agreements, which decreased margins by $3 million.

•

Lower revenues allocated to Genco under EEI's power supply agreement with Marketing Company (EEI PSA) due to lower spot market prices, which decreased revenues by $14 million. However, Genco’s electric margins were favorably affected by higher average sales prices under its power supply agreement (Genco PSA) with Marketing Company due primarily to higher-priced physical sales contracts executed at prices that were at a premium to the spot market representing a greater portion of the generation portfolio of sales in addition to a higher portion of spot sales in 2012 that were financially hedged at prices that represented a premium to the spot market when compared to 2011, which increased revenues by $13 million. The combined impact on Genco of both power supply agreements reduced revenues by $1 million.

Other Merchant Generation

Electric margins from Ameren’s other Merchant Generation operations, primarily AERG and Marketing Company, increased by $5 million, or 10%, in the three months ended March 31, 2012, compared with the same period in 2011. The following items had a favorable impact on electric margins:

•

Higher average sales prices under AERG's power supply agreement (AERG PSA) with Marketing Company due primarily to higher-priced physical sales contracts executed at prices that were at a premium to the spot market representing a greater portion of the generation portfolio of sales in addition to a higher portion of spot sales in 2012 that were financially hedged at prices that represented a premium to the spot market when compared to 2011, which increased revenues by $5 million.

•	Reduction in fuel costs due to the sale of the Medina Valley energy center in February 2012, which decreased production volume and other costs by $3 million.

•

AERG’s production volume and other costs benefited from higher generation yields from fuels burned, which increased margins by $1 million. AERG’s average capacity factor was comparable between periods at 75%; however, AERG’s equivalent availability factor increased to 86% in 2012, compared with 80% in 2011.

Ameren’s other Merchant Generation operations electric margins were unfavorably impacted by 3% higher fuel prices at AERG, primarily due to higher commodity and transportation rates associated with new supply agreements, which decreased margins by $4 million.

Other Operations and Maintenance Expenses

Ameren Corporation

Other operations and maintenance expenses were $36 million lower in the first quarter of 2012, as compared with the first quarter of 2011.

The following items reduced other operations and maintenance expenses between periods:

•	A $19 million decrease in storm-related repair costs, due to more major storms in 2011.

•	A $10 million gain on the February 2012 disposition of the Medina Valley energy center at the Merchant Generation segment.

•	An $8 million decrease in plant maintenance costs, primarily due to the timing of major boiler outages.

•	A $6 million reduction in labor costs, primarily because of staff reductions at Ameren Missouri.

•	A $5 million decrease in bad debt expense primarily due to a reduction in uncollectible expense.

•	A $3 million favorable change in unrealized net MTM adjustments between periods, resulting from changes in the market value of investments used to support Ameren’s deferred compensation plans.

•	Disciplined cost management efforts to align spending with regulatory outcomes and economic conditions.

The following items increased other operations and maintenance expenses between periods:

•	Charges of $11 million for cancelled projects at the Merchant Generation segment.

•	A $4 million increase in non-storm-related distribution maintenance expenditures at Ameren Illinois primarily due to favorable weather in 2012.

Variations in other operations and maintenance expenses in Ameren’s business segments and for the Ameren Companies for the three months ended March 31, 2012, compared with the same period in 2011, were as follows:

Ameren Missouri

Other operations and maintenance expenses were $31 million lower in the first quarter of 2012.

The following items reduced other operations and maintenance expenses between periods:

•	An $11 million decrease in storm-related repair costs, due to the absence in 2012 of major storms that occurred in 2011.

•	A $6 million reduction in labor costs, primarily because of staff reductions.

•	A $6 million decrease in employee benefit costs, primarily because of adjustments in rates under the pension and postretirement benefit cost tracker.

•	A $5 million decrease in plant maintenance costs, primarily due to the timing of major boiler outages.

•	Disciplined cost management efforts to align spending with regulatory outcomes and economic conditions.

Ameren Illinois

Other operations and maintenance expenses were comparable between periods.

The following items reduced other operations and maintenance expenses between periods:

•	An $8 million decrease in storm-related repair costs, due to more major storms in 2011.

•

A $3 million decrease in bad debt expense, due to a reduction in uncollectible expense and adjustments under Ameren Illinois' bad debt rider. Expenses recorded under the Ameren Illinois bad debt rider mechanism are recovered through customer billings, with no overall effect on net income.

The following items increased other operations and maintenance expenses between periods:

•	A $4 million increase in employee benefit costs, primarily due to increased pension expense.

•	A $3 million increase in non-storm-related distribution maintenance expenditures due, in part, to favorable weather in 2012.

•

A $2 million increase in Ameren Illinois’ energy efficiency and environmental remediation costs. Energy efficiency program costs are allowed to be recovered from customers under the 2007 Illinois Electric Settlement Agreement; environmental remediation costs associated with MPGs are recoverable from customers through Ameren Illinois environmental adjustment rate riders. Accordingly, these costs are offset by increased revenues, with no overall impact on net income.

Merchant Generation

Other operations and maintenance expenses were $5 million lower in the Merchant Generation segment in the first quarter of 2012, as gains in property sales were largely offset by charges for cancelled projects.

Genco

Other operations and maintenance expenses increased by $2 million in the first quarter of 2012, due to charges for cancelled projects.

Asset Impairment

Merchant Generation

In the first quarter of 2012, Ameren recognized a noncash pretax impairment charge of $628 million to reduce the carrying value of AERG’s Duck Creek energy center to its estimated fair value. During the first quarter of 2012, the observable market price of power for delivery in the current year and in future years in the Midwest declined sharply below 2011 levels primarily because of declining natural gas prices and the impact of the stay of the CSAPR. As a result of this sharp decline in the market price of power and the related impact on electric margins, Genco decelerated the construction of two scrubbers at its Newton energy center in 2012. The sharp decline in the market price of power in 2012 and the related impact on electric margins, as well as the deceleration of construction of Genco's Newton energy center scrubber project, caused Merchant Generation and Genco to evaluate during the first quarter of 2012 whether the carrying values of their energy centers were recoverable. See Note 11 - Asset Impairment to our financial statements under Part I, Item I, of this report for additional information.

Depreciation and Amortization

Ameren Corporation

Ameren’s depreciation and amortization expenses increased by $4 million in the first quarter of 2012, as compared with the first quarter of 2011, primarily because of items noted below at Ameren Missouri.

Variations in depreciation and amortization expenses in Ameren’s business segments and for the Ameren Companies for the three months ended March 31, 2012, compared with the same period in 2011, were as follows:

Ameren Missouri

Depreciation and amortization expenses increased by $8 million, primarily because of increased depreciation and amortization expense associated with the scrubbers at the Sioux energy center (depreciation expense began with the effective date of the 2011 electric rate order in July) and other capital additions.

Ameren Illinois

Depreciation and amortization expenses increased by $3 million, primarily due to transmission and distribution infrastructure additions.

Merchant Generation and Genco

Depreciation and amortization expenses decreased by $4 million, because of the item noted below related to Genco and as a result of a change in the carrying value of an energy center's net plant assets.

Genco

Depreciation and amortization expenses decreased by $1 million due to the closure of two coal-fired energy centers at the end of 2011.

Taxes Other Than Income Taxes

Ameren Corporation

Taxes other than income taxes decreased by $4 million in the first quarter of 2012, as compared with the first quarter of 2011, primarily because of items noted below.

Variations in taxes other than income taxes in Ameren’s business segments and for the Ameren Companies for the three months ended March 31, 2012, compared with the same period in 2011, were as follows:

Ameren Missouri

Taxes other than income taxes decreased by $2 million, primarily due to a reduction of gross receipts taxes as a result of decreased sales.

Ameren Illinois

Taxes other than income taxes decreased by $2 million, primarily due to a reduction of gross receipts taxes as a result of decreased sales.

Merchant Generation and Genco

Taxes other than income taxes were comparable between periods in the Merchant Generation segment and at Genco.

Other Income and Expenses

Ameren Corporation

Other income, net of expenses, decreased by $9 million in the first quarter of 2012, as compared with the first quarter of 2011, primarily because of items noted below.

Variations in other income, net of expenses, in Ameren’s business segments and for the Ameren Companies for the three months ended March 31, 2012, compared with the same period in 2011, were as follows:

Ameren Missouri

Other income, net of expenses, increased by $2 million due to higher allowance for equity funds used during construction due to a net increase in 2012 of capital projects.

Ameren Illinois

Ameren Illinois had net other expenses of $10 million in the first quarter of 2012, compared with net other income of $1 million in the first quarter of 2011. Donations expense increased by $10 million because of a one-time $7.5 million donation and $1 million annual donation to the Illinois Science and Energy Innovation Trust and $1 million annual donation for customer assistance programs pursuant to the IEIMA as a result of Ameren Illinois participating in the formula ratemaking process.

Merchant Generation and Genco

Other income, net of expenses, was comparable between periods in the Merchant Generation segment and at Genco.

Interest Charges

Ameren Corporation

Interest charges decreased by $6 million in the first quarter of 2012, as compared with the first quarter of 2011, primarily because of items noted below and because of reduced credit facility borrowings and commercial paper issuances at Ameren.

Variations in interest charges in Ameren’s business segments and for the Ameren Companies for the three months ended March 31, 2012, compared with the same period in 2011, were as follows:

Ameren Missouri

Interest charges increased by $2 million due to a reduction in allowance for borrowed funds used during construction since the allowance for funds used during construction ceased being recorded on the Sioux energy center scrubbers with the effectiveness of the 2011 electric rate order.

Ameren Illinois

Interest charges decreased by $2 million, primarily because of the redemption of $150 million of senior secured notes in June 2011.

Merchant Generation

Interest charges decreased by $3 million in the Merchant Generation segment because of items discussed below at Genco.

Genco

Interest charges decreased by $3 million at Genco, primarily because of a reduction in credit facility borrowings and an increase in capitalized interest.

Income Taxes

The following table presents effective income tax rates for the registrants and by segment for the three months ended March 31, 2012, and 2011:

	Three Months(a)
	2012		2011
Ameren	24%		38%
Ameren Missouri	35		33
Ameren Illinois	39		37
Genco	(b	)	41
Merchant Generation	40		48

(a)	The estimated annual effective tax rate method is used to compute the tax provision for interim periods.
(b)	Not meaningful.

Ameren Corporation

Ameren’s effective tax rate in the first quarter of 2012 was lower than the same period in 2011, primarily due to the reduction in the income tax benefit recognized in conjunction with the long-lived asset impairment in the Merchant Generation segment. Accounting guidance requires that interim period tax expense be calculated using the estimated annual effective tax rate. This reduction in the recognized tax benefit is projected to fully reverse over the balance of 2012. The estimated lower tax rate in 2012 is primarily a result of the impact of lower projected overall earnings due to the noncash pretax long-lived asset impairment charge recorded by Ameren in the first quarter of 2012, along with higher favorable net amortization of property-related regulatory assets and liabilities and the favorable impact of the permanent book-tax difference related to the cash surrender value of company-owned life insurance, offset by lower estimated tax credits in 2012.

Variations in effective tax rates in Ameren’s business segments and for the Ameren Companies for the three months ended March 31, 2011, compared with the same period in 2010, were as follows:

Ameren Missouri

Ameren Missouri’s effective tax rate was higher, primarily because of the lower favorable adjustments to reserve for uncertain tax positions and lower expected tax credits in 2012, partially offset by higher favorable net amortization of property-related regulatory assets and liabilities.

Ameren Illinois

Ameren Illinois’s effective tax rate was higher, primarily because of impact of recording the adjustment to deferred tax assets due to the Illinois statutory income tax rate increase in 2011.

Merchant Generation

The effective tax rate was lower in the Merchant Generation segment, primarily due to the impact of recording an adjustment to deferred tax liabilities in the prior year due to the Illinois statutory income tax rate increase in 2011.

Genco

Genco’s effective tax rate was lower primarily due to the impact of tax credits, permanent book-tax differences and changes in reserves for uncertain tax positions on low pretax book income used in the estimated annual effective tax rate calculation.

LIQUIDITY AND CAPITAL RESOURCES

The tariff-based gross margins of Ameren’s rate-regulated utility operating companies continue to be a principal source of cash from operating activities for Ameren and its rate-regulated subsidiaries. A diversified retail customer mix of primarily rate-regulated residential, commercial, and industrial classes and a commodity mix of natural gas and electric service provide a reasonably predictable source of cash flows for Ameren, Ameren Missouri and Ameren Illinois. For operating cash flows, Genco, through Marketing Company, sells power through primarily market-based contracts with wholesale and retail customers. In addition to using cash flows from operating activities, the Ameren Companies use available cash, credit facility borrowings, commercial paper issuances, money pool borrowings, or other short-term borrowings from affiliates to support normal operations and other temporary capital requirements. The Ameren Companies may reduce their credit facility or short-term borrowings with cash from operations or, at their discretion, with long-term borrowings or, in the case of Ameren subsidiaries, with equity infusions from Ameren. The Ameren Companies expect to incur significant capital expenditures over the next five years as they comply with environmental regulations and make significant investments in their electric and natural gas utility infrastructure to support overall system reliability and other improvements. Ameren intends to finance those capital expenditures and investments with a blend of equity and debt so that it maintains a capital structure in its rate-regulated businesses of approximately 50% to 55% equity, assuming constructive regulatory environments. Ameren, Ameren Missouri and Ameren Illinois plan to implement their long-term financing plans for debt, equity, or equity-linked securities in order to finance their operations appropriately, fund scheduled debt maturities, and maintain financial strength and flexibility. Genco and the Merchant Generation segment seek to fund their operations internally and therefore seek not to rely on financing from Ameren or external, third-party sources. Genco and the Merchant Generation segment will continue to seek to defer capital and operating expenses, sell certain assets, and take other actions as necessary to fund their operations internally while maintaining safe and reliable operations. Under its indenture, Genco may not borrow additional funds from external, third-party sources if its interest coverage ratio is less than a specified minimum or its leverage ratio is greater than a specified maximum. See Note 4 - Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on Genco's indenture provisions. Based on projections as of March 31, 2012, of Genco's operating results and cash flows, we expect that, by the end of the first quarter of 2013, Genco's interest coverage ratio will be less than the minimum ratio required for the company to borrow additional funds from external, third-party sources. Genco's indenture does not restrict intercompany borrowings from Ameren's non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren's control, and if a Genco intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool by Genco would be dependent on consideration by Ameren of the facts and circumstances existing at that time. In March 2012, Genco entered into a put option agreement with AERG, for the potential sale of the Grand Tower, the Gibson City, and the Elgin energy centers, in order to provide an additional source of liquidity, if needed in the future.

The following table presents net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2012 and 2011:

	Net Cash Provided By Operating Activities			Net Cash (Used In) Investing Activities			Net Cash Provided By (Used In) Financing Activities
	2012	2011	Variance	2012	2011	Variance	2012	2011	Variance
Ameren(a)	$392	$560	$(168)	$(326)	$(256)	$(70)	$(113)	$(276)	$163
Ameren Missouri	121	80	41	(218)	(156)	(62)	(101)	(88)	(13)
Ameren Illinois	289	315	(26)	(86)	(19)	(67)	(37)	(110)	73
Genco	46	76	(30)	(54)	(100)	46	-	24	(24)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Cash Flows from Operating Activities

Ameren Corporation

Ameren’s cash from operating activities decreased in the first three months of 2012, compared with the first three months of 2011. The following items contributed to the decrease in cash from operating activities during the first three months of 2012, compared with the same period in 2011:

•

A net $81 million increase in collateral posted with counterparties due primarily to the items discussed at the registrant subsidiaries below and a decrease in collateral returned by Ameren counterparties of $48 million due to changes in the market prices of power, heating oil, and crude oil.

•

Electric and natural gas margins, as discussed in Results of Operations, decreased by $56 million, excluding impacts of noncash MTM transactions and Ameren Illinois’ IEIMA revenue requirement reconciliation adjustment.

•

Cash flows associated with Ameren Missouri’s under recovered FAC cost decreased by $44 million as recoveries outpaced deferrals in 2011 by $35 million while deferrals outpaced recoveries in 2012 by $9 million.

•

Severance payments totaling $30 million were made in 2012 as a result of the voluntary separation offers extended to Ameren Missouri and Ameren Services employees in the fourth quarter of 2011, as well as severance payments associated with the closure of the Meredosia and Hutsonville energy centers. Offsetting these severance payments, Ameren Missouri’s labor payments decreased by $6 million as a result of the staff reductions from the voluntary separation program. In 2011, Genco made severance payments totaling $2 million for an involuntary separation program.

•

During 2012, coal inventory increased by $16 million primarily due to additional tons held in Ameren Missouri's inventory because generation levels were below expected levels due to market conditions and warmer-than-normal weather conditions.

•	A $13 million decrease in Ameren Illinois' electric purchased power commodity over-recovered costs.

•

An $8 million increase in Callaway energy center scheduled refueling and maintenance outage payments caused primarily by the timing of the 2011 outage, which had unpaid liabilities as of December 31, 2011, that were paid during 2012.

•	An $8 million decrease in natural gas commodity over-recovered costs under the PGA, primarily in Illinois.

•	A $7 million increase in energy efficiency expenditures for Ameren Illinois customer programs that are recovered through customer billings over time and offset the increase in margins.

The following items reduced the decrease in Ameren’s cash from operating activities during the first three months of 2012, compared with the same period in 2011:

•

Ameren Missouri’s receipt of $21 million from the Circuit Court of Stoddard County's registry as a result of a Missouri Court of Appeal ruling upholding the MoPSC’s January 2009 electric rate order. Additionally, $5 million fewer Ameren Missouri receivables were paid into the Cole County Circuit Court registry in 2012 in connection with the appeal of the MoPSC’s 2010 electric rate order. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.

•	Deferred budget billing receivables decreased by $18 million, partially as a result of milder weather.

•	A $15 million decrease in major storm restoration costs.

•

The Merchant Generation segment, primarily AERG, received $10 million for coal transfers to refiners under agreements that did not exist during the first three months of 2011. The coal will be purchased back from the refiners in a subsequent period.

•	A $9 million decrease in taxes other than income tax payments primarily caused by the timing of property tax payments for Ameren Missouri.

•

A $7 million decrease in interest payments, primarily due to the Ameren Illinois senior secured note redemption in June 2011 and a reduction in Ameren’s borrowings under its credit facility agreements and commercial paper issuances.

•

A $6 million income tax refund received in 2012 compared with an immaterial income tax payment in 2011. The 2012 refund resulted primarily from a tax credit repurchase agreement. Ameren did not make any federal income tax payments in either period because of accelerated deductions authorized by economic stimulus legislation, use of its net operating loss carryforwards, and other deductions.

Ameren Missouri

Ameren Missouri’s cash from operating activities increased in the first three months of 2012 compared with the first three months of 2011. The following items contributed to the increase in cash from operating activities during the first three months of 2012, compared with the same period in 2011:

•

A $35 million income tax payment in 2011 compared with an immaterial payment during 2012. Ameren Missouri’s payment to Ameren for its first quarter 2012 income taxes was deferred until the second quarter.

•

In addition to the deferral of the payment to Ameren for first quarter 2012 income taxes discussed above, the timing of $30 million of Ameren Missouri's intercompany payments were also deferred until the second quarter of 2012.

•

Receipt of $21 million from the Circuit Court of Stoddard County's registry as a result of a Missouri Court of Appeal ruling upholding the MoPSC’s January 2009 electric rate order. Additionally, $5 million fewer receivables were paid into the Cole County Circuit Court registry in 2012 in connection with the appeal of the MoPSC’s 2010 electric rate order.

•

The decrease in gross trade accounts receivable and unbilled revenue balances, excluding the impacts of the court registry and deferred budget billing items discussed separately, increased between the periods by $24 million.

•	A $13 million decrease in property tax payments caused primarily by the timing of property tax payments.

•	Deferred budget billing receivables decreased by $9 million, partially as a result of milder weather.

•	A $9 million decrease in major storm restoration costs.

The following items reduced the increase in Ameren Missouri’s cash from operating activities during the first three months of 2012, compared with the same period in 2011:

•	Cash flows associated with the under recovered FAC cost decreased by $44 million as recoveries outpaced deferrals in 2011 by $35 million while deferrals outpaced recoveries in 2012 by $9 million.

•

Severance payments totaling $25 million were made in 2012 as a result of the voluntary separation offers extended to employees in the fourth quarter of 2011. As a partial offset to those severance payments, labor payments decreased by $6 million as a result of the staff reductions from the voluntary separation program.

•	Electric and natural gas margins, as discussed in Results of Operations, decreased by $24 million, excluding impacts of noncash MTM transactions.

•

During 2012, coal inventory increased by $18 million primarily due to additional tons held in inventory because generation levels were below expected levels due to market conditions and warmer-than-normal weather conditions.

•

An $8 million increase in Callaway energy center scheduled refueling and maintenance outage payments caused primarily by the timing of the 2011 outage, which had unpaid liabilities as of December 31, 2011, that were paid during 2012.

Ameren Illinois

Ameren Illinois’ cash from operating activities decreased in the first three months of 2012 compared with the first three months of 2011. The following items contributed to the decrease in cash from operating activities during the first three months of 2012, compared with the same period in 2011:

•	A net $43 million increase in collateral posted with counterparties due, in part, to changes in the market price of natural gas and in contracted volumes.

•

The decrease in gross trade accounts receivable and unbilled revenue balances, excluding the impact of the deferred budget billing item discussed separately, decreased between the periods by $21 million primarily because of warmer winter weather at the end of 2011.

•	A $13 million decrease in electric purchased power commodity over-recovered costs.

•

Electric and natural gas margins, as discussed in Results of Operations, decreased by $10 million, excluding impacts of noncash MTM transactions and the IEIMA’s revenue requirement reconciliation adjustment.

•	A $9 million decrease in natural gas commodity over-recovered costs under the PGA.

•	A $7 million increase in energy efficiency expenditures for customer programs that are recovered through customer billings over time and offset the increase in margins.

•	A $4 million increase in taxes other than income payments, primarily due to a prior year electricity distribution tax credit that was applied in 2011.

The following items reduced the decrease in Ameren Illinois’ cash from operating activities during the first three months of 2012, compared with the same period in 2011:

•

Income tax refunds of $48 million in 2012, compared with income tax payments of $12 million in 2011. The 2012 refund resulted primarily from an increase in accelerated depreciation deductions authorized by economic stimulus legislation.

•	Deferred budget billing balances decreased by $9 million, partially as a result of milder weather.

•	A $6 million decrease in major storm restoration costs.

•	A $4 million decrease in interest payments, primarily due to the redemption of senior secured notes in June 2011.

Genco

Genco’s cash from operating activities decreased in the first three months of 2012 compared with the first three months of 2011. The following items contributed to the decrease in cash from operating activities during the first three months of 2012, compared with the same period in 2011:

•	Electric margins, as discussed in Result of Operations, decreased by $27 million, excluding impacts of noncash MTM transactions.

•

Income tax payments of $11 million in 2012, compared with income tax refunds of $2 million in 2011. The 2012 payment resulted primarily from a decrease in accelerated depreciation deductions relating to pollution control equipment.

•	A $2.5 million payment to AERG for the put option agreement signed on March 28, 2012. Note 8 - Related Party Transactions under Part I, Item 1, of this report for additional information.

Genco’s cash flows from operating activities during the first three months of 2012, compared with the same period in 2011, were favorably affected by a net $6 million decrease in collateral posted with counterparties due, in part, to a reduction in the market price of natural gas and in contracted volumes.

Cash Flows from Investing Activities

Ameren’s cash used in investing activities increased in the first three months of 2012 compared with the same period in 2011. Capital expenditures increased $51 million primarily because of increased expenditures for boiler and turbine projects and maintenance and reliability capital projects, a $16 million increase in nuclear fuel expenditures due to timing of purchases, and a $17 million net decrease in nuclear decommissioning trust fund activities. In 2012, cash flows from investing activities benefited from $16 million in proceeds received from the sale of Medina Valley energy center’s net property and plant.

Ameren Missouri’s cash used in investing activities increased during the first three months of 2012 compared with the same period in 2011 primarily because capital expenditures increased by $28 million as a result of boiler and turbine projects, a $16 million increase in nuclear fuel expenditures due to timing of purchases, and a $17 million net decrease in nuclear decommissioning trust fund activities.

Ameren Illinois’ cash used in investing activities increased during the first three months of 2012 compared with the same period in 2011. Capital expenditures increased $17 million as a result of maintenance and reliability capital projects. In 2011, cash flows from investing activities benefited from repayments of advances previously paid to ATXI as a result of the completion of a project under a joint ownership agreement.

Genco’s cash used in investing activities decreased during the first three months of 2012, compared with the same period in 2011. Capital expenditures decreased by $2 million primarily because of a reduction in boiler project expenditures due to the timing of energy center outages. Additionally, during the first quarter of 2012, Genco's cash provided by operating activities exceeded capital expenditures by $13 million. Genco contributed this surplus and cash on hand to the non-state-regulated subsidiaries’ money pool. During the first quarter of 2011, Genco's cash provided by operating activities exceeded capital expenditures by $41 million. Genco contributed this surplus and the capital contribution received from its parent to the non-state-regulated subsidiaries’ money pool.

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

Cash Flows from Financing Activities

Ameren’s net cash used in financing activities decreased during the three months ended March 31, 2012, compared with the same period in 2011. Ameren reduced its repayments of net short-term debt and credit facility borrowings by $103 million. Additionally, there was a reduction in refunds of advances previously received from generators of $73 million due to project completion in the first three months of 2011. In 2011, common stock issued for DRPlus and the 401(k) plan increased cash flows from financing activities by $17 million. In 2012, Ameren shares were purchased in the open market for DRPlus and the 401(k) plan, resulting in noncash financing activity of $7 million due to the timing of DRPlus common stock dividend funding.

Ameren Missouri’s net cash used in financing activities increased during the three months ended March 31, 2012, compared with the same period in 2011, as a result of a $32 million increase in common stock dividends. In 2011, refunds of advances previously received from generators decreased cash flows from financing activities by $19 million as a result of project completion.

Ameren Illinois’ net cash used in financing activities decreased during the three months ended March 31, 2012, compared with the same period in 2011. In 2012, common stock dividends decreased $25 million. Additionally, there was a reduction in refunds of advances previously received from generators of $53 million due to project completion in the first three months of 2011.

Genco’s net cash from financing activities decreased during the three months ended March 31, 2012, compared with the same period in 2011. In 2012, Genco was able to meet its working capital and investing requirements without utilizing available financing. In 2011, Genco received a $24 million capital contribution from Ameren associated with a tax sharing agreement that benefited cash flows from financing activities.

Credit Facility Borrowings and Liquidity

The liquidity needs of the Ameren Companies are typically supported through the use of available cash, short-term intercompany borrowings, drawings under committed bank credit facilities, or commercial paper issuances. See Note 3 - Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on credit facilities, short-term borrowing activity, relevant interest rates, borrowings under Ameren’s utility and non-state-regulated subsidiary money pool arrangements, and commercial paper issuances.

The following table presents the committed 2010 Credit Agreements of Ameren and the Ameren Companies, and the credit capacity available under such agreements, considering reductions for commercial paper borrowings and letters of credit, as of March 31, 2012:

	Expiration	Borrowing Capacity	Credit Available
Ameren and Ameren Missouri:
2010 Missouri Credit Agreement(a)	September 2013	$800	$800
Ameren and Genco:
2010 Genco Credit Agreement(a)	September 2013	500	500
Ameren and Ameren Illinois:
2010 Illinois Credit Agreement(a)	September 2013	800	800
Ameren:
Less:
Commercial paper outstanding			(126)
Letters of credit			(15)
Total		$2,100	$1,959

(a)	The Ameren Companies may access these credit facilities through intercompany borrowing arrangements.

The 2010 Credit Agreements are used to make cash borrowings, to issue letters of credit, and to support borrowings under Ameren’s $500 million commercial paper program, Ameren Missouri’s $500 million commercial paper program, and Ameren Illinois’ $500 million commercial paper program. Any of the 2010 Credit Agreements are available to Ameren to support borrowings under Ameren’s commercial paper program, subject to borrowing sublimits. The 2010 Missouri Credit Agreement is available to support borrowings under Ameren Missouri’s commercial paper program, and the 2010 Illinois Credit Agreement is available to support borrowings under Ameren Illinois’ commercial paper program.

The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by FERC under the Federal Power Act. In April 2012, FERC issued an order authorizing the issuance of up to $1 billion of short-term debt securities for Ameren Missouri. The authorization was effective immediately and terminates on March 31, 2014. On October 1, 2010, FERC authorized Ameren Illinois to issue up to $1 billion of short-term debt securities. The authorization became effective immediately and terminates on September 30, 2012.

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

Long-term Debt and Equity

The Ameren Companies did not have any issuances, redemptions, repurchases or maturities of long-term debt or preferred stock during the first three months of 2012 or 2011. The Ameren Companies did not have any issuances of common stock during the first three months of 2012. Ameren did issue common stock under its DRPlus and 401(k) plan during the first three months of 2011 in the amount of $17 million. For additional information see Note 4 - Long-term Debt and Equity Financings under Part I, Item 1, of this report.

The Ameren Companies may sell securities registered under their effective registration statements if market conditions and capital requirements warrant such a sale. Any offer and sale will be made only by means of a prospectus that meets the requirements of the Securities Act of 1933 and the rules and regulations thereunder.

Indebtedness Provisions and Other Covenants

See Note 3 - Short-term Debt and Liquidity and Note 4 - Long-term Debt and Equity Financings under Part I, Item 1, of this report and Note 4 - Short-Term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings in the Form 10-K for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our bank credit and term loan agreements and in certain of the Ameren Companies’ indentures and articles of incorporation.

At March 31, 2012, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation.

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

Genco’s operating results and operating cash flows are significantly affected by changes in market prices for power, which have significantly decreased over the past few years. Under the provisions of Genco’s indenture described in Note 4 - Long-term Debt and Equity Financings, in Part I, Item 1 of this report, Genco may not borrow additional funds from external, third-party sources if its interest coverage ratio is less than a specified minimum or its leverage ratio is greater than a specified maximum. Based on projections as of March 31, 2012, of Genco's operating results and cash flows, we expect that, by the end of the first quarter of 2013, Genco's interest coverage ratio will be less than the minimum ratio required for the company to borrow additional funds from external, third-party sources. Genco's indenture does not restrict intercompany borrowings from Ameren's non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren's control, and if a Genco intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool by Genco would be dependent on consideration by Ameren of the facts and circumstances existing at that time.

In March 2012, Genco entered into a put option agreement with AERG, that gives Genco an irrevocable option to sell to AERG the Grand Tower, the Gibson City, and the Elgin energy centers, in order to provide an additional source of liquidity, if needed in the future. See Note 8 - Related Party Transactions, in Part I, Item 1 of this report for additional information regarding the put option agreement and Ameren’s guaranty of AERG’s contingent obligations under the put option agreement.

Dividends

Ameren declared common stock dividends totaling $97 million, or 40 cents per share and paid $90 million to its stockholders during the first three months of 2012 (2011 - $93 million or 38.5 cents per share). On April 24, 2012, Ameren’s board of directors declared a quarterly common stock dividend of 40 cents per share payable on June 29, 2012, to stockholders of record on June 13, 2012.

Genco’s indenture includes restrictions that can prohibit it from making dividend payments on its common stock. Specifically, Genco cannot pay dividends on its common stock unless the company's actual interest coverage ratio for the most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on projections as of March 31, 2012, of Genco's operating results and cash flows, we do not expect that Genco will achieve the minimum interest coverage ratio necessary to pay dividends on its common stock for the six months ended September 30, 2013, or the six months ended March 31, 2014. As a result, Genco was restricted from paying dividends on its common stock as of March 31, 2012, and we expect Genco will be unable to pay dividends on its common stock through March 31, 2015.

See Note 4 - Long-term Debt and Equity Financings under Part I, Item 1, of this report and Note 4 - Short-term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2012, none of these circumstances existed at Ameren, Ameren Missouri and Ameren Illinois and, as a result, these companies were not restricted from paying dividends.

The following table presents common stock dividends paid by Ameren Corporation to its common stockholders and by Ameren’s registrant subsidiaries to their parent, Ameren Corporation, for the three months ended March 31, 2012, and 2011:

	Three Months
	2012	2011
Ameren Missouri	$100	$68
Ameren Illinois	37	62
Dividends paid by Ameren	90	93

Contractual Obligations

For a complete listing of our obligations and commitments, see Contractual Obligations under Part II, Item 7, and Note 15 - Commitments and Contingencies under Part II, Item 8, of the Form 10-K, and Other Obligations in Note 9 - Commitments and Contingencies under Part I, Item 1, of this report. See Note 12 - Retirement Benefits to our financial statements under Part I, Item 1, of this report for information regarding expected minimum funding levels for our pension plan.

At March 31, 2012, total other obligations related to the procurement of coal, natural gas, nuclear fuel, purchased power, methane gas, equipment and meter reading services, and a tax credit obligation, among other agreements, at Ameren, Ameren Missouri, Ameren Illinois and Genco were $9,306 million, $5,598 million, $2,732 million, and $627 million, respectively. Total unrecognized tax benefits at March 31, 2012, which were not included in the totals above, for Ameren, Ameren Missouri, Ameren Illinois and Genco were $150 million, $125 million, $11 million, and $10 million, respectively.

Credit Ratings

The credit ratings of the Ameren Companies affect our liquidity, our access to the capital markets and credit markets, our cost of borrowing under our credit facilities and collateral posting requirements under commodity contracts.

The following table presents the principal credit ratings of the Ameren Companies by Moody’s, S&P and Fitch effective on the date of this report:

	Moody’s	S&P	Fitch
Ameren:
Issuer/corporate credit rating	Baa3	BBB-	BBB
Senior unsecured debt	Baa3	BB+	BBB
Commercial paper	P-3	A-3	F2
Ameren Missouri:
Issuer/corporate credit rating	Baa2	BBB-	BBB+
Secured debt	A3	BBB+	A
Ameren Illinois:
Issuer/corporate credit rating	Baa3	BBB-	BBB-
Secured debt	Baa1	BBB/BBB+(a)	BBB+
Senior unsecured debt	Baa3	BBB-	BBB
Genco:
Issuer/corporate credit rating	—	BB-	BB-
Senior unsecured debt	Ba3	BB-	BB-

(a)	The BBB+ rating applies to issuances of securities secured by the mortgage associated with the former property of CILCO. The BBB rating applies to issuances of securities secured by the mortgage associated with the former property of IP and CIPS.

The cost of borrowing under our credit facilities can also increase or decrease depending upon the credit ratings of the borrower. A credit rating is not a recommendation to buy, sell, or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization.

Collateral Postings

Any adverse change in the Ameren Companies’ credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing and fuel, power, and natural gas supply, among other things, resulting in a negative impact on earnings. Cash collateral postings and prepayments made with external parties including postings related to exchange-traded contracts at March 31, 2012, were $162 million, $11 million, $114 million, and $- million at Ameren, Ameren Missouri, Ameren Illinois, and Genco, respectively. Cash collateral posted by external counterparties with Ameren, Ameren Missouri, and Ameren Illinois was $12 million, $2 million, and $7 million, respectively, at March 31, 2012. Sub-investment-grade issuer or senior unsecured debt ratings (lower than “BBB-” or “Baa3”) at March 31, 2012, could have resulted in Ameren, Ameren Missouri, Ameren Illinois or Genco being required to post additional collateral or other assurances for certain trade obligations amounting to $380 million, $142 million, $111 million, and $61 million, respectively.

Changes in commodity prices could trigger additional collateral postings and prepayments at current credit ratings. If market prices were 15% higher than March 31, 2012, levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, Ameren Illinois or Genco could be required to post additional collateral or other assurances for certain trade obligations up to approximately $186 million, $31 million, $- million, and $33 million, respectively. If market prices were 15% lower than March 31, 2012, levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, Ameren Illinois or Genco could be required to post additional collateral or other assurances for certain trade obligations up to approximately $198 million, $6 million, $61 million, and $59 million, respectively.

OUTLOOK

Ameren seeks to earn competitive returns on its investments in its businesses. Ameren Missouri and Ameren Illinois are seeking to improve their regulatory frameworks and cost recovery mechanisms. At the same time, Ameren’s rate-regulated businesses are pursuing constructive regulatory outcomes within existing frameworks and are seeking to align their overall spending, both operating and capital, with economic conditions and cash flows provided by their regulators. Consequently, Ameren’s rate-regulated businesses expect to narrow the historic gap between allowed and earned returns on equity. Ameren's Merchant Generation segment maintains a fleet of competitive coal-fired and natural gas generating assets. Ameren’s merchant generation strategy is to position itself as a low-cost provider and to benefit from an expected future recovery of power prices. Ameren intends to allocate its capital resources to those business opportunities, including electric and natural gas transmission, that offer the most attractive risk-adjusted return potential.

Below are some key trends, events, and uncertainties that are reasonably likely to affect the Ameren Companies’ financial condition, results of operations, or liquidity as well as their ability to achieve strategic and financial objectives for 2012 and beyond.

Rate-Regulated Operations

•

Ameren’s strategy for earning competitive returns on its rate-regulated investments involves meeting customer energy needs in an efficient fashion, working to enhance regulatory frameworks, making timely and well-supported rate case filings, and aligning overall spending with those rate case outcomes, economic conditions and return opportunities.

•

In January 2012, Ameren Illinois filed its initial IEIMA performance-based formula rate filing with the ICC. Delivery service rates from this initial filing, which were based on 2010 recoverable costs and expected net plant additions for 2011 and 2012, would result in a decrease of $19 million in its electric delivery service revenues beginning in October 2012, if approved by the ICC. In April 2012, Ameren Illinois filed an update filing based on 2011 costs and expected net plant additions for 2012, which would result in an additional $15 million decrease in annual electric delivery service revenues from the amount requested in its January 2012 initial filing. Pending ICC approval, rates from the update filing are expected to become effective on January 1, 2013. As discussed below, Ameren Illinois' electric delivery service revenues recognized in 2012 will be based on costs incurred and calculated for 2012. We believe that our participation in this framework will better enable Ameren Illinois to earn its allowed return on equity for its electric delivery service business because actual 2012 costs will be recovered as an adjustment to future years’ rates. This is expected to give Ameren Illinois the earnings predictability to invest in modernizing its distribution system.

•

The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was in effect for that year. Consequently, Ameren Illinois’ 2012 electric delivery service revenues will be based on its 2012 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA’s performance-based formula ratemaking framework. Ameren Illinois expects recoverable costs in 2012 to exceed costs included in its current and proposed rates. As a result, Ameren Illinois expects to record additional revenue in 2012 and a corresponding regulatory asset to reflect the expected future recovery from customers of these costs as part of the annual revenue requirement reconciliation. Ameren Illinois’ 2012 return on common equity for the revenue requirement reconciliation will be based on the 2012 monthly average yields of the 30-year United States treasury bonds plus 590 basis points. Based on available information, Ameren Illinois anticipates that the calculation of the 2012 return on common equity will be below the return on common equity currently included in its rate structure, which will partially offset the increased revenue resulting from the increase in recoverable costs incurred.

•

As they continue to experience cost recovery pressures, Ameren Missouri and Ameren Illinois expect to regularly seek electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. These pressures include lower load growth from a weak economy, customer conservation efforts, and the impacts of energy efficiency programs, increased investments and expected future investments for environmental compliance, system reliability improvements, and new baseload capacity, including renewable requirements. Increased investments also result in higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs, higher property and income taxes, and higher insurance premiums as a result of insurance market conditions and industry loss experience, among other things.

•

Following recommendations from the NRC’s task force on lessons learned from the 2011 reactor accident in Japan, the NRC issued orders in March 2012 requiring United States nuclear plants to enhance nuclear plant readiness to safely manage severe events. These orders concentrated on addressing seismic and flooding risks, emergency planning, spent fuel risks, and severe accidents. Ameren Missouri is conducting an analysis to determine how to comply with the orders. The NRC provided a four-year compliance period. Such orders are expected to result in increased costs or investments.

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

•

The MoPSC issued an order, in April 2011, with respect to its review of Ameren Missouri’s FAC for the period from March 1, 2009, to September 30, 2009. The order required Ameren Missouri to refund $18 million, including $1 million for interest, to customers related to earnings associated with certain long-term partial requirements sales that were made by Ameren Missouri due to the loss of Noranda's load caused by a severe ice storm in January 2009. Ameren Missouri has appealed this decision to the Cole County Circuit Court. Ameren Missouri filed a request with the MoPSC in July 2011 for an accounting authority order that would allow Ameren Missouri to recover fixed costs totaling $36 million that were not recovered as a result of the loss of load caused by the severe 2009 ice storm for potential recovery in a future electric rate case. The MoPSC is currently considering the FAC review for periods after September 2009. It is possible that the MoPSC could order additional refunds of $25 million related to periods after September 2009, and this could result in a charge to earnings.

•

In January 2012, Ameren Missouri made its initial filing under the MEEIA. Ameren Missouri's filing proposes a three-year plan that includes a portfolio of energy efficiency programs along with a cost-recovery mechanism. If the proposal is approved, beginning in January 2013, Ameren Missouri plans to invest $145 million over three years in the proposed energy efficiency programs. Ameren Missouri is also seeking recovery of fixed costs that would not otherwise be recovered due to effects on customer usage from energy efficiency programs in the same year the usage reduction occurs. A decision by the MoPSC in this proceeding is expected in the third quarter of 2012.

•

In February 2012, Ameren Missouri filed a request with the MoPSC to increase its annual revenues for electric service by $376 million. This request includes recovery of the cost of the proposed energy efficiency programs included in the MEEIA filing. A decision by the MoPSC in this proceeding is expected in December 2012.

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

•

On May 7, 2012, FERC issued an order upholding its January 2010 ruling that Entergy Arkansas, Inc. (Entergy) should not have included additional charges to Ameren Missouri under a 165-megawatt power purchase agreement. Ameren Missouri paid Entergy the additional charges of approximately $25 million from 2007 through the remainder of the power purchase agreement, which expired on August 31, 2009. FERC’s May 2012 order requires Entergy to refund to Ameren Missouri all amounts that Entergy improperly collected from Ameren Missouri, with interest, within 30 days of the date of its order. Entergy could request an additional FERC rehearing or appeal the FERC’s order to the United States Court of Appeals. Ameren Missouri is reviewing FERC’s May 2012 order to determine its impact on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity.

•

For additional information regarding recent rate orders and related appeals, pending requests filed with state and federal regulatory commissions, the FAC prudence review and related appeal, and Taum Sauk matters, see Note 2 - Rate and Regulatory Matters, Note 9 - Commitments and Contingencies, and Note 10 - Callaway Energy Center under Part I, Item 1, of this report and Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.

Merchant Generation Operations

•

In this period of historically weak power prices and margins, Ameren is focused on improving and reducing the volatility of operating cash flows within its Merchant Generation business so that cash flows from operations approximate nonoperating cash requirements. The Merchant Generation business has reduced operating costs and sought cost-efficient methods to comply with significant environmental requirements, and expects to continue to pursue these strategies while positioning itself for an expected future recovery in power prices and margins.

•

The Merchant Generation segment expects to have available generation from its coal-fired energy centers of 32.5 million megawatthours in 2012 (Genco - 24.5 million). However, based on currently expected power prices, the Merchant Generation segment expects to generate approximately 25.5 million (Genco - 19 million) megawatthours in 2012.

•

Power prices in the Midwest affect the amount of revenues and cash flows the Merchant Generation business and Genco can realize by marketing power into the wholesale and retail markets. Ameren's Merchant Generation segment and Genco are adversely impacted by the declining market price of power for any unhedged generation. Market prices for power have decreased over the past three years. During the first quarter of 2012, the observable market price of power for delivery in the current year and in future years in the Midwest sharply declined below 2011 levels primarily because of declining natural gas prices and the impact of the stay of the CSAPR. For example, from December 31, 2011, through February 29, 2012, the market price for power at the Indiana Hub for delivery in the current year decreased by 14%. Merchant Generation and Genco evaluated this recent sharp price decline, and the related impact on electric margins, as well as the impact of the stay of the CSAPR, and the potential impact these events may have on their operating and capital investment plans. In February 2012, Genco decelerated the construction of two scrubbers at its Newton energy center, and AERG removed from its five-year capital expenditure forecast previously planned precipitator upgrades at its E.D. Edwards energy center. Based on current environmental rules and regulations, if Merchant Generation and Genco do not complete these environmental upgrades by the beginning of 2015, or receive a variance to extend compliance dates for SO2 emission levels contained within the MPS, Merchant Generation and Genco may need to reduce generation output or suspend operations at one or more of their energy centers to reduce emissions. In May 2012, AER filed a request for a variance with the Illinois Pollution Control Board to extend compliance dates for SO2 emission levels contained within the MPS for five years until 2020. AER expects a decision from the Illinois Pollution Control Board by the end of 2012.

•

The sharp decline in the market price of power in the first quarter of 2012 and the related impact on electric margins, as well as the deceleration of construction of Genco's Newton energy center scrubber project, caused Merchant Generation and Genco to evaluate whether the carrying values of their energy centers were recoverable. As a result of this evaluation, Ameren recorded an asset impairment charge to reduce the carrying value of AERG's Duck Creek energy center to its estimated fair value in the first quarter of 2012. See Note 11 - Asset Impairment in Part I, Item 1, for additional information. As a result of Duck Creek's reduced net property and plant carrying value, Ameren estimates that annual depreciation expense will be reduced by $25 million.

•

As of March 31, 2012, after the impairment of the Duck Creek energy center, Merchant Generation and Genco believed the carrying value of their energy centers exceeded their estimated fair values by an amount significantly in excess of $1 billion. However, under the applicable accounting guidance, an asset is not deemed impaired, and no impairment loss is recognized, unless the asset's carrying value exceeds the estimated undiscounted future cash flows, even if the carrying value of the asset exceeds estimated fair value. Merchant Generation and Genco could recognize additional, material long-lived asset impairment charges in the future if estimated undiscounted cash flows no longer exceed carrying values for long-lived assets as a result of factors outside their control, such as changes in market prices of power or fuel costs, administrative action or inaction by regulatory agencies and new environmental laws and regulations that could reduce the expected useful lives of Merchant Generation's and Genco's energy centers, and also as a result of factors that may be within their control, such as a failure to achieve forecasted operating results and cash flows, unfavorable changes in forecasted operating results and cash flows, or decisions to shut down, mothball or sell their energy centers. Merchant Generation's and Genco's energy centers without pollution control equipment are most exposed to possible impairments resulting from declining power prices as compliance options for environmental laws and regulations could become prohibitively expensive. The carrying value of Merchant Generation's and Genco's net plant assets at March 31, 2012, was $2.6 billion and $2.2 billion, respectively. In addition, Ameren's investment in AER at March 31, 2012, was approximately $1.6 billion, including affiliate debt balances.

•

To reduce cash flow volatility, Marketing Company, through a mix of physical and financial sales contracts, targets to hedge Merchant Generation’s expected output by 80% to 90% for the following year, 50% to 70% for two years out, and 30% to 50% for three years out. As of March 31, 2012, Marketing Company had hedged approximately 27.5 million megawatthours of Merchant Generation’s expected generation for 2012, at an average price of $43 per megawatthour. The approximately 2 million megawatthours of hedging in excess of expected 2012 generation is expected to be settled on a profitable basis using financial instruments. For 2013, Marketing Company had hedged approximately 19 million megawatthours of Merchant Generation’s forecasted generation sales at an average price of $37 per megawatthour. For 2014, Marketing Company had hedged approximately 11 million megawatthours of Merchant Generation’s forecasted generation sales at an average price of $38 per megawatthour. Any unhedged forecasted generation will be exposed to market prices at the time of sale. As a result, any new physical or financial power sales may be at price levels lower than previously experienced and lower than the value of existing hedged sales.

•

Merchant Generation is also supporting development of an energy capacity market within MISO, which is expected to support longer-term investment. FERC is expected to issue an order on MISO's proposal to establish a capacity market within the RTO. The MISO proposal calls for the first annual capacity auction to be held in April 2013 for the June 2013 to May 2014 planning year.

•

To further reduce cash flow volatility, Merchant Generation seeks to hedge fuel costs consistent with power sales. As of March 31, 2012, for 2012 Merchant Generation had hedged fuel costs for approximately 25 million megawatthours of coal and up to 28 million megawatthours of base transportation at about $24 per megawatthour. For 2013, Merchant Generation had hedged fuel costs for approximately 18 million megawatthours of coal and up to 27 million megawatthours of base transportation at about $24.50 per megawatthour. For 2014, Merchant Generation had hedged fuel costs for approximately 9 million megawatthours of coal and up to 21 million megawatthours of base transportation at about $24.50 per megawatthour. In 2012, Genco and the Merchant Generation segment are targeting a reduction in coal inventories. See Item 3—Quantitative and Qualitative Disclosures About Market Risk of this report for additional information about the percentage of fuel and transportation requirements that are price-hedged for 2012 through 2016.

Liquidity and Capital Resources

•

The Ameren Companies seek to maintain access to the capital markets at commercially attractive rates in order to fund their businesses. The enhancement of regulatory frameworks and returns is expected to improve cash flows, credit metrics, and related access to capital for Ameren’s rate-regulated businesses.

•

Genco and the Merchant Generation segment seek to fund their operations internally and therefore seek not to rely on financing from Ameren or external, third-party sources. Genco and the Merchant Generation segment will continue to seek to defer capital and operating expenses, sell certain assets, and take other actions as necessary to fund their operations internally while maintaining safe and reliable operations. Consistent with these objectives, in March 2012, Genco entered into a put option agreement with AERG for the potential sale of the Grand Tower, the Gibson City, and the Elgin energy centers, in order to provide an additional source of liquidity, if needed in the future.

•

Under its indenture, Genco may not borrow additional funds from external, third-party sources if its interest coverage ratio is less than a specified minimum or its leverage ratio is greater than a specified maximum. Based on projections as of March 31, 2012, of Genco's operating results and cash flows, we expect that, by the end of the first quarter of 2013, Genco's interest coverage ratio will be less than the minimum ratio required for the company to borrow additional funds from external, third-party sources. Genco's indenture does not restrict intercompany borrowings from Ameren's non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren's control, and if a Genco intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool by Genco would be dependent on consideration by Ameren of the facts and circumstances existing at that time. Additionally, Genco cannot pay dividends on its common stock unless the company's actual interest coverage ratio for the most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on projections as of March 31, 2012, of Genco's operating results and cash flows, we do not expect that Genco will achieve the minimum interest coverage ratio necessary to pay dividends on its common stock for the six months ended September 30, 2013, or the six months ended March 31, 2014. As a result, Genco was restricted from paying dividends on its common stock as of March 31, 2012, and we expect Genco will be unable to pay dividends on its common stock through March 31, 2015.

•

The Ameren Companies have also entered into multiyear credit facility agreements that cumulatively provide $2.1 billion of credit through September 10, 2013. The Ameren Companies believe that their liquidity is adequate given our expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital or financing plans.

•	In September 2012, $173 million of Ameren Missouri's 5.25% senior secured notes mature.

•

As of March 31, 2012, Ameren had approximately $430 million in federal income tax net operating loss carryforwards (Ameren Missouri - $160 million, Ameren Illinois - $100 million, Genco - $30 million) and $78 million in federal income tax credit carryforwards (Ameren Missouri - $13 million, Ameren Illinois - $- million, Genco - $1 million). These carryforwards are expected to offset income tax liabilities through the end of 2013 for each of Ameren Missouri, Ameren Illinois, and Genco.

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

Credit Risk

Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and have nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 6 - Derivative Financial Instruments under Part I, Item 1, of this report for information on the potential loss on counterparty exposure as of March 31, 2012.

Our rate-regulated revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At March 31, 2012, no nonaffiliated customer represented more than 10%, in the aggregate, of our accounts receivable. Additionally, Ameren Illinois has risk associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois is required to purchase the supplier's receivables relating to Ameren Illinois’ delivery service customers who elected to receive power supply from the alternative retail electric supplier. If that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers reflecting charges for electric delivery service and purchased receivables. As of March 31, 2012, the balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $3 million. The risk associated with Ameren Illinois’ electric and natural gas trade receivables is also mitigated by a rate adjustment mechanism that allows Ameren Illinois to recover the difference between its actual bad debt expense under GAAP and the bad debt expense included in its base rates. Ameren Missouri and Ameren Illinois continue to monitor the impact of increasing rates on customer collections. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.

Ameren, Ameren Missouri, Ameren Illinois and Genco may have credit exposure associated with off-system or wholesale purchase and sale activity with nonaffiliated companies. At March 31, 2012, Ameren's, Ameren Missouri’s, Ameren Illinois’ and Genco’s combined credit exposure to nonaffiliated trading counterparties, excluding coal suppliers, deemed below investment grade either through external or internal credit evaluations, was $1 million, net of collateral (2011 - $177 million). At March 31, 2012, the credit exposures to nonaffiliated coal suppliers, deemed below investment grade either through external or internal credit evaluations, net of collateral, were immaterial at Ameren, Ameren Missouri and Genco. (2011- $26 million, $14 million, $12 million, respectively).

We establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program. Monitoring involves daily exposure reporting to senior management, master trading and netting agreements, and credit support, such as letters of credit and parental guarantees. We also analyze each counterparty’s financial condition before we enter into sales, forwards, swaps, futures or option contracts. We estimate our credit exposure to MISO associated with the MISO Energy and Operating Reserves Market to be $15 million at March 31, 2012 (2011 - $45 million).

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

The following table presents how Ameren’s cumulative net income might decrease if power prices were to decrease by 1% on unhedged economic generation for the remaining three quarters of 2012 through 2016:

Net Income(a)
Ameren(b)(c)	$(16)
Ameren Missouri	(d )
Genco(c)	(13)

(a)	Calculations are based on an effective tax rate of 39%, 38% and 41% for Ameren, Ameren Missouri and Genco, respectively.
(b)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(c)

In May 2012, AER filed a request for a variance with the Illinois Pollution Control Board to extend compliance dates for SO2 emission levels contained within the MPS for five years until 2020. Ameren and Genco’s amounts above in 2015 and 2016 assume a MPS variance is obtained.

(d)	Less than $1 million.

Ameren, Ameren Missouri and Genco have entered into coal contracts with various suppliers to purchase coal to manage their exposure to fuel prices. The coal hedging strategy is intended to secure a reliable coal supply while reducing exposure to commodity price volatility. Additionally, the type of coal burned is part of Ameren Missouri's environmental compliance strategy. Ameren Missouri has a multiyear agreement to purchase ultra-low-sulfur coal through 2017 to comply with environmental regulations.

Transportation costs for coal and natural gas can be a significant portion of fuel costs. Ameren, Ameren Missouri and Genco typically hedge coal transportation forward to provide supply certainty and to mitigate transportation price volatility.

In addition, coal and coal transportation costs are sensitive to the price of diesel fuel as a result of rail freight fuel surcharges. We use forward fuel oil contracts (both for heating and crude oil) to mitigate this market price risk as changes in these products are highly correlated to changes in diesel markets. If diesel fuel costs were to increase or decrease by $0.25 a gallon, Ameren’s fuel expense could increase or decrease by $14 million annually (Ameren Missouri - $8 million, Genco - $5 million). As of March 31, 2012, Ameren had a price cap for 90% of expected fuel surcharges in 2012.

In the event of a significant change in coal prices, Ameren, Ameren Missouri and Genco would probably take actions to further mitigate their exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this sensitivity analysis assumes no change in our financial structure or fuel sources.

With regard to exposure for commodity price risk for nuclear fuel, Ameren Missouri has fixed-priced, base-price-with-escalation, and market-priced agreements. It uses inventories to provide some price hedge to fulfill its Callaway energy center's needs for uranium, conversion, and enrichment. There is no fuel reloading or planned maintenance outage scheduled for 2012 and 2015. Ameren Missouri has price hedges for approximately 76% of its 2013 to 2016 nuclear fuel requirements.

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

With regard to Ameren Missouri’s and Ameren Illinois' electric and natural gas distribution businesses, exposure to changing market prices is in large part mitigated by the fact that there are cost recovery mechanisms in place. These cost recovery mechanisms allow Ameren Missouri and Ameren

Illinois to pass on to retail customers prudently incurred costs for fuel, purchased power, and gas supply. Ameren Missouri’s and Ameren Illinois’ strategy is designed to reduce the effect of market fluctuations for their regulated customers. The effects of price volatility cannot be eliminated. However, procurement strategies involve risk management techniques and instruments similar to those outlined earlier, as well as the management of physical assets.

The following table presents, as of March 31, 2012, the percentages of the projected required supply of coal and coal transportation for our coal-fired energy centers, nuclear fuel for Ameren Missouri’s Callaway energy center, natural gas for our CTs and retail distribution, as appropriate, and purchased power needs of Ameren Illinois, which does not own generation, that are price-hedged over the five-year period 2012 through 2016. The projected required supply of these commodities could be significantly affected by changes in our assumptions for such matters as customer demand for our electric generation and our electric and natural gas distribution services, generation output, and inventory levels, among other matters. In May 2012, AER filed a request for a variance with the Illinois Pollution Control Board to extend compliance dates for SO2 emission levels contained within the MPS for five years until 2020. Ameren and Genco’s percentages for projected required supply for coal and coal transportation in 2015 and 2016 assumes a MPS variance is obtained.

	2012	2013	2014 - 2016
Ameren(a):
Coal	99%	80%	62%
Coal transportation	100	99	90
Nuclear fuel	100	94	66
Natural gas for generation	12	1	-
Natural gas for distribution(b)	49	25	8
Purchased power for Ameren Illinois(c)	98	99	42
Ameren Missouri:
Coal	100%	93%	89%
Coal transportation	100	98	98
Nuclear fuel	100	94	66
Natural gas for generation	13	2	-
Natural gas for distribution(b)	36	24	9
Ameren Illinois:
Natural gas for distribution(b)	51%	26%	8%
Purchased power(c)	98	99	42
Genco:
Coal	96%	56%	24%
Coal transportation	100	100	72
Natural gas for generation	12	-	-

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Represents the percentage of natural gas price hedged for peak winter season of November through March. The year 2012 represents November 2012 through March 2013. The year 2013 represents November 2013 through March 2014. This continues each successive year through March 2017.
(c)	Represents the percentage of purchased power price-hedged for fixed-price residential and small commercial customers with less than one megawatt of demand. Larger customers are purchasing power from the competitive markets.

The following table shows how our total fuel expense might increase and how our net income might decrease if coal and coal transportation costs were to increase by 1% on any requirements not currently covered by fixed-price contracts for the five-year period 2012 through 2016.

	Coal			Coal Transportation
	Fuel Expense		Net Income(a)	Fuel Expense		Net Income(a)
Ameren(b)(c)	$7		$(4)	$2		$(1)
Ameren Missouri(c)	(d	)	(d )	(d	)	(d )
Genco	5		(3)	2		(1)

(a)	Calculations are based on an effective tax rate of 39%, 38% and 41% for Ameren, Ameren Missouri, and Genco, respectively.
(b)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
(c)	Includes the impact of the FAC.
(d)	Less than $1 million.

With regard to our exposure for commodity price risk for construction and maintenance activities, Ameren is exposed to changes in market prices for metal commodities and labor availability.

See Note 9 - Commitments and Contingencies under Part I, Item 1, of this report for further information regarding the long-term commitments for the procurement of coal, natural gas, and nuclear fuel.

Fair Value of Contracts

Most of our commodity contracts that meet the definition of derivatives qualify for treatment as NPNS. We use derivatives principally to manage the risk of changes in market prices for natural gas, coal, diesel, power, and uranium. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three months ended March 31, 2012. We use various methods to determine the fair value of our contracts. In accordance with authoritative guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 - Fair Value Measurements under Part I, Item 1, of this report for further information regarding the methods used to determine the fair value of these contracts.

Three Months Ended March 31, 2012	Ameren(a)	Ameren Missouri	Ameren Illinois	Genco	Other(b)
Fair value of contracts at beginning of year, net	$(43)	$18	$(307)	$10	$236
Contracts realized or otherwise settled during the period	10	(12)	84	(2)	(60)
Changes in fair values attributable to changes in valuation technique and assumptions	-	-	-	-	-
Fair value of new contracts entered into during the period	(4)	-	(1)	(4)	1
Other changes in fair value	(158)	13	(243)	7	65
Fair value of contracts outstanding at end of period, net	$(195)	$19	$(467)	$11	$242

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
(b)	Includes amounts for Merchant Generation nonregistrant subsidiaries and intercompany eliminations.

The following table presents maturities of derivative contracts as of March 31, 2012, based on the hierarchy levels used to determine the fair value of the contracts:

	XXXXXX	XXXXXX	XXXXXX	XXXXXX	XXXXXX
Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren:
Level 1	$23	$(7)	$-	$-	$16
Level 2(a)	(107)	(78)	(10)	-	(195)
Level 3(b)	36	14	(15)	(51)	(16)
Total	$(48)	$(71)	$(25)	$(51)	$(195)
Ameren Missouri:
Level 1	$15	$(6)	$-	$-	$9
Level 2(a)	(9)	(6)	(1)	-	(16)
Level 3(b)	23	3	-	-	26
Total	$29	$(9)	$(1)	$-	$19
Ameren Illinois:
Level 1	$(5)	$-	$-	$-	$(5)
Level 2(a)	(96)	(73)	(9)	-	(178)
Level 3(b)	(197)	(21)	(15)	(51)	(284)
Total	$(298)	$(94)	$(24)	$(51)	$(467)
Genco:
Level 1	$10	$(1)	$-	$-	$9
Level 2(a)	-	-	-	-	-
Level 3(b)	1	1	-	-	2
Total	$11	$-	$-	$-	$11

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.
(b)	Principally power forward contract values based on a Black-Scholes model that includes information from external sources and our estimates. Level 3 also includes option contract values based on our estimates.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, the principal executive officer and principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings discussed in Note 2 - Rate and Regulatory Matters, Note 9 - Commitments and Contingencies, and Note 10 - Callaway Nuclear Plant under Part I, Item 1, of this report or Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K and incorporated herein by reference, include the following:

•	appeals of the MoPSC's 2010 and 2011 electric rate orders;

•	appeal of the MoPSC’s April 2011 FAC prudence review order and completion of the current FAC prudence review;

•	electric rate proceedings for Ameren Missouri pending before the MoPSC and for Ameren Illinois pending before the ICC;

•	FERC litigation to determine wholesale distribution revenues for seven of Ameren Illinois' wholesale customers;

•	Ameren Missouri’s appeal to FERC to contest additional charges under a power purchase agreement with Entergy Arkansas, Inc.;

•	the EPA’s Clean Air Act-related litigation filed against Ameren Missouri and NSR investigations at Genco and AERG;

•	remediation matters associated with MGP and waste disposal sites of the Ameren Companies;

•	litigation associated with the breach of the upper reservoir at Ameren Missouri’s Taum Sauk pumped-storage hydroelectric energy center;

•	litigation alleging the CO2 emissions from several industrial companies, including Ameren Missouri and Genco, created the atmospheric conditions that intensified Hurricane Katrina;

•	asbestos-related litigation associated with Ameren, Ameren Missouri, Ameren Illinois and Genco;

•

Genco’s challenge before the Informal Conference Board of the Illinois Department of Revenue regarding the State's position that EEI did not qualify for manufacturing tax exemptions for 2010 transactions; and

•	AER’s variance request to the Illinois Pollution Control Board to extend certain air emission reduction levels until December 31, 2020.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents Ameren Corporation’s purchases of equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased(a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2012	72,236	$32.22	-	-
February 1 - February 28, 2012	164,932	31.97	-	-
March 1 - March 31, 2012	-	-	-	-
Total	237,168	$32.05	-	-

(a)	Included in January were 18,655 shares of Ameren common stock purchased in open-market transactions pursuant to Ameren’s 2006 Omnibus Incentive Compensation Plan in satisfaction of Ameren’s obligations for Ameren board of directors’ compensation awards. The remaining shares of Ameren common stock were purchased in open-market transactions pursuant to Ameren’s 2006 Omnibus Incentive Compensation Plan in satisfaction of Ameren’s obligation to distribute shares of common stock for vested performance units. Included in February were 6,775 shares of Ameren common stock purchased from employee participants to satisfy participants’ tax obligations incurred by the release of restricted shares of Ameren common stock under Ameren’s Long-term Incentive Plan of 1998. The remaining shares of Ameren common stock in February were purchased in open-market transactions pursuant to Ameren’s 2006 Omnibus Incentive Compensation Plan in satisfaction of Ameren’s obligation to distribute shares of common stock for vested performance units. Ameren does not have any publicly announced equity securities repurchase plans or programs.

Ameren Missouri, Ameren Illinois and Genco did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2012, to March 31, 2012.

ITEM 5.	OTHER INFORMATION.

In June 2011, FASB amended its guidance on the presentation of comprehensive income in financial statements. The amended guidance changes the presentation of comprehensive income in the financial statements. It requires entities to report components of comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for the Ameren Companies in the first quarter of 2012 with retroactive application required.

The following unaudited information presents retrospective application of this new guidance to the consolidated financial statements of Ameren Corporation, the financial statements of Union Electric Company, the financial statements of Ameren Illinois Company, and the consolidated financial statements of Ameren Energy Generating Company, as a separate but consecutive comprehensive income statement for the years ended December 31, 2011, 2011, and 2009.

AMEREN CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited) (In millions)

	Year Ended
	2011	2010	2009
Net Income	$526	$151	$624

Other Comprehensive Income (Loss), Net of Taxes:
Unrealized net gain (loss) on derivative hedging instruments, net of income taxes (benefit) of $1, $(1), and $78, respectively	3	(2)	103
Reclassification adjustments for derivative (gains) losses included in net income, net of income taxes (benefit) of $(3), $5, and $82, respectively	4	(8)	(112)
Reclassification adjustment due to implementation of FAC, net of income taxes of $-, $-, and $18, respectively	-	-	(29)
Pension and other postretirement activity, net of income taxes (benefit) of $(32), $6, and $22, respectively	(46)	4	22

Total other comprehensive loss, net of taxes	(39)	(6)	(16)

Comprehensive Income	487	145	608

Less: Comprehensive Income Attributable to Noncontrolling Interests	1	10	14

Comprehensive Income Attributable to Ameren Corporation	$486	$135	$594

UNION ELECTRIC COMPANY

STATEMENT OF COMPREHENSIVE INCOME

(Unaudited) (In millions)

	Year Ended
	2011	2010	2009
Net Income	$290	$369	$265

Other Comprehensive Income (Loss), Net of Taxes:
Unrealized net gain on derivative hedging instruments, net of income taxes of $-, $-, and $11, respectively	-	-	17
Reclassification adjustments for derivative (gains) included in net income, net of income taxes of $-, $-, and $8, respectively	-	-	(13)
Reclassification adjustment due to implementation of FAC, net of income taxes of $-, $-, and $18, respectively	-	-	(29)

Total other comprehensive loss, net of taxes	-	-	(25)

Comprehensive Income	$290	$369	$240

AMEREN ILLINOIS COMPANY

STATEMENT OF COMPREHENSIVE INCOME

(Unaudited) (In millions)

	Year Ended
	2011	2010	2009
Net Income	$196	$252	$247

Other Comprehensive Income (Loss), Net of Taxes:
Pension and other postretirement activity, net of income taxes (benefit) of $(2), $(2), and $(2), respectively	(3)	(4)	(4)
Other comprehensive income (loss) from discontinued operations	-	(1)	6

Total other comprehensive income (loss), net of taxes	(3)	(5)	2

Comprehensive Income	$193	$247	$249

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In millions)

	Year Ended
	2011	2010	2009
Net Income (Loss)	$45	$(36)	$162

Other Comprehensive Income (Loss), Net of Taxes:
Reclassification adjustments for derivative gains included in net income, net of income taxes of $-, $-, and $-, respectively	1	-	-
Pension and other postretirement activity, net of income taxes (benefit) of $(24), $5, and $12, respectively	(34)	3	21

Total other comprehensive income (loss), net of taxes	(33)	3	21

Comprehensive Income (Loss)	12	(33)	183

Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(4)	2	4

Comprehensive Income (Loss) Attributable to Ameren Energy Generating Company	$16	$(35)	$179

ITEM 6.	EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Material Contracts
10.1	Genco	Put Option Agreement, dated as of March 28, 2012, between Genco and AERG	March 28, 2012 Form 8-K, Exhibit 10.1, File No. 333-56594
10.2	Ameren Genco	Guaranty, dated as of March 28, 2012, made by Ameren in favor of Genco	March 28, 2012 Form 8-K, Exhibit 10.2, File No. 1-14756
Statement re: Computation of Ratios
12.1	Ameren	Ameren’s Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.4	Genco	Genco’s Statement of Computation of Ratio of Earnings to Fixed Charges
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
31.7	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Genco
31.8	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Genco
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
32.4	Genco	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Genco
XBRL - Related Documents
101.INS**	Ameren Companies	XBRL Instance Document
101.SCH**	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL**	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Ameren Companies	XBRL Taxonomy Extension Definition Document
*	Compensatory plan or arrangement.

**	Attached as Exhibit 101 to this report is the following financial information from Ameren’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three months ended March 31, 2012, and 2011, (ii) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012, and 2011, (iii) the Consolidated Balance Sheet at March 31, 2012, and December 31, 2011, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2012, and 2011, and (v) the Combined Notes to the Financial Statements for the three months ended March 31, 2012. For Ameren Missouri, Ameren Illinois, and Genco, these exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

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

Date: May 10, 2012