Form 10-Q
period 2012-06-30
Ameren Illinois Co; UNION ELECTRIC CO; AMEREN CORP; AMEREN ENERGY GENERATING CO
filed 2012-08-08
CIK 18654, 100826, 1002910, 1135361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2012

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

	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
Ameren Corporation	☒	☐	☐	☐
Union Electric Company	☐	☐	☒	☐
Ameren Illinois Company	☐	☐	☒	☐
Ameren Energy Generating Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Ameren Corporation	Yes	☐	No	☒
Union Electric Company	Yes	☐	No	☒
Ameren Illinois Company	Yes	☐	No	☒
Ameren Energy Generating Company	Yes	☐	No	☒

The number of shares outstanding of each registrant’s classes of common stock as of July 31, 2012, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share – 242,634,671

Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation (parent company of the registrant) - 102,123,834

Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant) - 25,452,373

Ameren Energy Generating Company	Common stock, no par value, held by Ameren Energy Resources Company, LLC (parent company of the registrant and subsidiary of Ameren Corporation) - 2,000

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

Ameren Illinois or AIC - Ameren Illinois Company, an Ameren Corporation subsidiary that operates a rate-regulated electric and natural gas transmission and distribution business in Illinois, doing business as Ameren Illinois. Ameren Illinois is also defined as a financial reporting segment consisting of Ameren Illinois’ rate-regulated businesses.

COL - Nuclear energy center combined construction and operating license.

Entergy - Entergy Arkansas, Inc.

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

Megawatthour or MWh - One thousand kilowatthours.

Westinghouse - Westinghouse Electric Company.

FORWARD-LOOKING STATEMENTS

Statements in this report not based on historical facts are considered “forward-looking” and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such forward-looking statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed under Risk Factors in the Form 10-K and elsewhere in this report and in our other filings with the SEC, could cause actual results to differ materially from management expectations suggested in such forward-looking statements:

•

regulatory, judicial, or legislative actions, including changes in regulatory policies and ratemaking determinations, such as the outcome of Ameren Missouri’s and Ameren Illinois’ electric rate cases filed in 2012; Ameren Missouri’s FAC prudence review and the related request for an accounting authority order; Ameren Illinois’ expected request for rehearing of a July 2012 FERC order requiring a refund to transmission services customers; and future regulatory, judicial, or legislative actions that seek to change regulatory recovery mechanisms, such as the IEIMA, which provides for formula ratemaking in Illinois;

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

•	the effectiveness of our risk management strategies and the use of financial and derivative instruments;

•	the level and volatility of future prices for power in the Midwest;

•	the development of a capacity market within MISO and the outcomes of MISO’s inaugural capacity auction in 2013;

•	business and economic conditions, including their impact on interest rates, bad debt expense, and demand for our products;

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

•

operation of Ameren Missouri’s Callaway energy center, including planned and unplanned outages, decommissioning, costs and potential increased costs because of NRC orders to address nuclear plant readiness as a result of nuclear-related developments in Japan in 2011;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMEREN CORPORATION

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited) (In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues:
Electric	$1,513	$1,614	$2,823	$3,084
Gas	147	167	495	601

Total operating revenues	1,660	1,781	3,318	3,685

Operating Expenses:
Fuel	346	371	673	750
Purchased power	133	237	296	464
Gas purchased for resale	49	79	264	367
Other operations and maintenance	458	473	885	936
Asset impairments	-	2	628	2
Depreciation and amortization	195	194	394	389
Taxes other than income taxes	116	109	237	234

Total operating expenses	1,297	1,465	3,377	3,142

Operating Income (Loss)	363	316	(59)	543

Other Income and Expenses:
Miscellaneous income	20	17	37	33
Miscellaneous expense	7	5	22	10

Total other income	13	12	15	23
Interest Charges	112	104	225	223

Income (Loss) Before Income Taxes	264	224	(269)	343

Income Taxes (Benefit)	54	85	(76)	130

Net Income (Loss)	210	139	(193)	213
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(1)	1	(1)	4

Net Income (Loss) Attributable to Ameren Corporation	$211	$138	$(192)	$209

Earnings (Loss) per Common Share – Basic and Diluted	$0.87	$0.57	$(0.79)	$0.87

Dividends per Common Share	$0.40	$0.385	$0.80	$0.77
Average Common Shares Outstanding	246.6	241.2	242.6	240.9

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (Loss)	$210	$139	$(193)	$213

Other Comprehensive Income (Loss), Net of Taxes:
Unrealized net gain (loss) on derivative hedging instruments, net of income taxes (benefit) of $2, $(5), $9, and $(4), respectively	2	(8)	14	(6)
Reclassification adjustments for derivative (gains) losses included in net income, net of income taxes (benefit) of $(1), $(4), $(2), and $(2), respectively	2	7	4	3
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $1, $(1), $1, and $(2), respectively	1	-	2	(1)

Total other comprehensive income (loss), net of taxes	5	(1)	20	(4)

Comprehensive Income (Loss)	215	138	(173)	209

Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(1)	1	(1)	4

Comprehensive Income (Loss) Attributable to Ameren Corporation	$216	$137	$(172)	$205

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited) (In millions, except per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$117	$255
Accounts receivable – trade (less allowance for doubtful accounts of $24 and $20, respectively)	417	473
Unbilled revenue	374	324
Miscellaneous accounts and notes receivable	69	69
Materials and supplies	686	712
Mark-to-market derivative assets	156	115
Current regulatory assets	236	215
Other current assets	99	132

Total current assets	2,154	2,295

Property and Plant, Net	17,690	18,127
Investments and Other Assets:
Nuclear decommissioning trust fund	386	357
Goodwill	411	411
Intangible assets	12	7
Regulatory assets	1,551	1,603
Other assets	776	845

Total investments and other assets	3,136	3,223

TOTAL ASSETS	$22,980	$23,645

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$179	$179
Short-term debt	30	148
Accounts and wages payable	479	693
Taxes accrued	141	65
Interest accrued	113	101
Customer deposits	97	98
Mark-to-market derivative liabilities	198	161
Current regulatory liabilities	145	133
Other current liabilities	221	207

Total current liabilities	1,603	1,785

Long-term Debt, Net	6,678	6,677
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,199	3,315
Accumulated deferred investment tax credits	75	79
Regulatory liabilities	1,470	1,502
Asset retirement obligations	440	428
Pension and other postretirement benefits	1,251	1,344
Other deferred credits and liabilities	564	447

Total deferred credits and other liabilities	6,999	7,115

Commitments and Contingencies (Notes 2, 8, 9 and 10)
Ameren Corporation Stockholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6 and 242.6, respectively	2	2
Other paid-in capital, principally premium on common stock	5,600	5,598
Retained earnings	1,983	2,369
Accumulated other comprehensive loss	(30)	(50)

Total Ameren Corporation stockholders’ equity	7,555	7,919
Noncontrolling Interests	145	149

Total equity	7,700	8,068

TOTAL LIABILITIES AND EQUITY	$22,980	$23,645

The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	Six Months Ended June 30,
	2012	2011

Cash Flows From Operating Activities:
Net income (loss)	$(193)	$213
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on asset impairments	628	2
Net gain on sales of properties	(9)	(11)
Net mark-to-market (gain) loss on derivatives	11	(5)
Depreciation and amortization	373	373
Amortization of nuclear fuel	41	34
Amortization of debt issuance costs and premium/discounts	11	12
Deferred income taxes and investment tax credits, net	(100)	143
Allowance for equity funds used during construction	(17)	(15)
Other	8	-
Changes in assets and liabilities:
Receivables	(9)	23
Materials and supplies	27	55
Accounts and wages payable	(146)	(134)
Taxes accrued	75	76
Assets, other	11	82
Liabilities, other	72	(3)
Pension and other postretirement benefits	24	31
Counterparty collateral, net	(2)	23

Net cash provided by operating activities	805	899

Cash Flows From Investing Activities:
Capital expenditures	(565)	(507)
Nuclear fuel expenditures	(52)	(33)
Purchases of securities – nuclear decommissioning trust fund	(206)	(125)
Sales of securities – nuclear decommissioning trust fund	169	113
Proceeds from sales of properties	18	49
Other	(2)	9

Net cash used in investing activities	(638)	(494)

Cash Flows From Financing Activities:
Dividends on common stock	(187)	(186)
Dividends paid to noncontrolling interest holders	(3)	(3)
Short-term debt and credit facility repayments, net	(118)	(192)
Maturities of long-term debt	-	(150)
Generator advances received for construction	3	-
Repayments of generator advances received for construction	-	(73)
Issuances of common stock	-	32

Net cash used in financing activities	(305)	(572)

Net change in cash and cash equivalents	(138)	(167)
Cash and cash equivalents at beginning of year	255	545

Cash and cash equivalents at end of period	$117	$378

Noncash financing activity – dividends on common stock	$(7)	$-
Noncash investing activity – DOE settlement	-	9

The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating Revenues:
Electric	$822	$791	$1,458	$1,493
Gas	21	28	76	97
Other	1	3	1	4

Total operating revenues	844	822	1,535	1,594

Operating Expenses:
Fuel	177	204	357	433
Purchased power	-	26	20	46
Gas purchased for resale	5	11	37	51
Other operations and maintenance	206	231	408	464
Depreciation and amortization	109	98	217	198
Taxes other than income taxes	78	76	149	149

Total operating expenses	575	646	1,188	1,341

Operating Income	269	176	347	253

Other Income and Expenses:
Miscellaneous income	18	16	33	29
Miscellaneous expense	4	3	7	6

Total other income	14	13	26	23

Interest Charges	56	45	112	99

Income Before Income Taxes	227	144	261	177
Income Taxes	83	53	95	64

Net Income	144	91	166	113
Other Comprehensive Income	-	-	-	-

Comprehensive Income	$144	$91	$166	$113

Net Income	$144	$91	$166	$113

Preferred Stock Dividends	1	1	2	2

Net Income Available to Common Stockholder	$143	$90	$164	$111

The accompanying notes as they relate to Union Electric Company are an integral part of these financial statements.

UNION ELECTRIC COMPANY

BALANCE SHEET

(Unaudited) (In millions, except per share amounts)

	June 30, 2012	December 31, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$-	$201
Accounts receivable – trade (less allowance for doubtful accounts of $7 and $7, respectively)	180	212
Unbilled revenue	224	139
Miscellaneous accounts and notes receivable	46	43
Materials and supplies	388	348
Current regulatory assets	119	109
Other current assets	66	82

Total current assets	1,023	1,134

Property and Plant, Net	10,038	9,958
Investments and Other Assets:
Nuclear decommissioning trust fund	386	357
Intangible assets	11	7
Regulatory assets	775	855
Other assets	447	446

Total investments and other assets	1,619	1,665

TOTAL ASSETS	$12,680	$12,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$178	$178
Borrowings from money pool	67	-
Accounts and wages payable	168	414
Accounts payable – affiliates	62	73
Taxes accrued	103	74
Interest accrued	76	62
Current regulatory liabilities	46	57
Other current liabilities	130	84

Total current liabilities	830	942

Long-term Debt, Net	3,772	3,772
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,199	2,132
Accumulated deferred investment tax credits	67	70
Regulatory liabilities	879	836
Asset retirement obligations	337	328
Pension and other postretirement benefits	442	491
Other deferred credits and liabilities	153	149

Total deferred credits and other liabilities	4,077	4,006

Commitments and Contingencies (Notes 2, 8, 9 and 10)
Stockholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,555	1,555
Preferred stock not subject to mandatory redemption	80	80
Retained earnings	1,855	1,891

Total stockholders’ equity	4,001	4,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,680	$12,757

The accompanying notes as they relate to Union Electric Company are an integral part of these financial statements.

UNION ELECTRIC COMPANY

STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	Six Months Ended June 30,
	2012	2011

Cash Flows From Operating Activities:
Net income	$166	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Net mark-to-market loss on derivatives	-	1
Depreciation and amortization	201	184
Amortization of nuclear fuel	41	34
Amortization of debt issuance costs and premium/discounts	3	3
Deferred income taxes and investment tax credits, net	76	86
Allowance for equity funds used during construction	(15)	(14)
Other	-	(5)
Changes in assets and liabilities:
Receivables	(65)	(82)
Materials and supplies	(43)	(2)
Accounts and wages payable	(164)	(137)
Taxes accrued	29	58
Assets, other	12	76
Liabilities, other	68	23
Pension and other postretirement benefits	18	15

Net cash provided by operating activities	327	353

Cash Flows From Investing Activities:
Capital expenditures	(299)	(272)
Nuclear fuel expenditures	(52)	(33)
Purchases of securities – nuclear decommissioning trust fund	(206)	(125)
Sales of securities – nuclear decommissioning trust fund	169	113
Other	(5)	(3)

Net cash used in investing activities	(393)	(320)

Cash Flows From Financing Activities:
Dividends on common stock	(200)	(135)
Dividends on preferred stock	(2)	(2)
Money pool borrowings, net	67	-
Repayments of generator advances received for construction	-	(19)

Net cash used in financing activities	(135)	(156)

Net change in cash and cash equivalents	(201)	(123)
Cash and cash equivalents at beginning of year	201	202

Cash and cash equivalents at end of period	$-	$79

Noncash investing activity – DOE Settlement	$-	$9

The accompanying notes as they relate to Union Electric Company are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues:
Electric	$437	$483	$868	$925
Gas	127	139	420	505
Other	-	1	-	1

Total operating revenues	564	623	1,288	1,431

Operating Expenses:
Purchased power	162	196	352	407
Gas purchased for resale	44	67	227	315
Other operations and maintenance	186	181	354	349
Depreciation and amortization	55	54	110	106
Taxes other than income taxes	31	26	70	67

Total operating expenses	478	524	1,113	1,244

Operating Income	86	99	175	187
Other Income and Expenses:
Miscellaneous income	2	1	3	3
Miscellaneous expense	2	1	13	2

Total other income (expense)	-	-	(10)	1

Interest Charges	31	35	64	70

Income Before Income Taxes	55	64	101	118
Income Taxes	22	26	40	46

Net Income	33	38	61	72
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(1), $(1), $(1) and $(1), respectively	(1)	(1)	(2)	(2)

Comprehensive Income	$32	$37	$59	$70

Net Income	$33	$38	$61	$72

Preferred Stock Dividends	1	1	2	2

Net Income Available to Common Stockholder	$32	$37	$59	$70

The accompanying notes as they relate to Ameren Illinois Company are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY

BALANCE SHEET

(Unaudited) (In millions)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$60	$21
Advances to money pool	67	-
Accounts receivable – trade (less allowance for doubtful accounts of $16 and $13, respectively)	175	201
Accounts receivable – affiliates	10	15
Unbilled revenue	118	146
Miscellaneous accounts receivable	9	6
Materials and supplies	137	199
Counterparty collateral asset	45	50
Current regulatory assets	231	306
Current accumulated deferred income taxes, net	44	58
Other current assets	10	15

Total current assets	906	1,017

Property and Plant, Net	4,869	4,770
Investments and Other Assets:
Tax receivable – Genco	49	56
Goodwill	411	411
Regulatory assets	775	748
Other assets	117	211

Total investments and other assets	1,352	1,426

TOTAL ASSETS	$7,127	$7,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$1	$1
Accounts and wages payable	171	133
Accounts payable – affiliates	76	103
Taxes accrued	14	15
Customer deposits	75	76
Mark-to-market derivative liabilities	97	99
Mark-to-market derivative liabilities – affiliates	114	200
Environmental remediation	32	63
Current regulatory liabilities	98	76
Other current liabilities	86	92

Total current liabilities	764	858

Long-term Debt, Net	1,657	1,657
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	941	895
Accumulated deferred investment tax credits	6	7
Regulatory liabilities	591	666
Pension and other postretirement benefits	458	495
Other deferred credits and liabilities	276	183

Total deferred credits and other liabilities	2,272	2,246

Commitments and Contingencies (Notes 2, 8 and 9)
Stockholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	-	-
Other paid-in capital	1,965	1,965
Preferred stock not subject to mandatory redemption	62	62
Retained earnings	392	408
Accumulated other comprehensive income	15	17

Total stockholders’ equity	2,434	2,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,127	$7,213

The accompanying notes as they relate to Ameren Illinois Company are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY

STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	Six Months Ended June 30,
	2012	2011

Cash Flows From Operating Activities:
Net income	$61	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105	102
Amortization of debt issuance costs and premium/discounts	4	4
Deferred income taxes and investment tax credits, net	63	21
Other	(5)	(4)
Changes in assets and liabilities:
Receivables	62	110
Materials and supplies	59	53
Accounts and wages payable	13	(3)
Taxes accrued	(1)	21
Assets, other	(3)	15
Liabilities, other	3	(26)
Pension and other postretirement benefits	(5)	14
Counterparty collateral, net	4	22

Net cash provided by operating activities	360	401

Cash Flows From Investing Activities:
Capital expenditures	(184)	(174)
Returns of advances from ATXI for construction	-	49
Money pool advances, net	(67)	-
Other	4	4

Net cash used in investing activities	(247)	(121)

Cash Flows From Financing Activities:
Dividends on common stock	(75)	(150)
Dividends on preferred stock	(2)	(2)
Maturities of long-term debt	-	(150)
Generator advances received for construction	3	-
Repayments of generator advances received for construction	-	(53)
Capital contribution from parent	-	6

Net cash used in financing activities	(74)	(349)

Net change in cash and cash equivalents	39	(69)
Cash and cash equivalents at beginning of year	21	322

Cash and cash equivalents at end of period	$60	$253

The accompanying notes as they relate to Ameren Illinois Company are an integral part of these financial statements.

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues	$194	$260	$388	$501

Operating Expenses:
Fuel	125	130	230	241
Purchased power	-	18	-	18
Other operations and maintenance	45	45	92	90
Depreciation and amortization	23	25	46	49
Taxes other than income taxes	5	5	11	12

Total operating expenses	198	223	379	410

Operating Income (Loss)	(4)	37	9	91

Interest Charges	12	14	26	31

Income (Loss) Before Income Taxes	(16)	23	(17)	60

Income Taxes (Benefit)	(10)	10	(8)	25

Net Income (Loss)	(6)	13	(9)	35

Less: Net Income (Loss) Attributable to Noncontrolling Interest	(2)	-	(4)	1

Net Income (Loss) Attributable to Ameren Energy Generating Company	$(4)	$13	$(5)	$34

Net Income (Loss)	$(6)	$13	$(9)	$35

Other Comprehensive Income, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes of $3, $1, $3 and $1, respectively	4	-	5	1

Total other comprehensive income, net of taxes	4	-	5	1

Comprehensive Income (Loss)	(2)	13	(4)	36

Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(2)	-	(4)	1

Comprehensive Income Attributable to Ameren Energy Generating Company	$-	$13	$-	$35

The accompanying notes as they relate to Ameren Energy Generating Company are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED BALANCE SHEET

(Unaudited) (In millions, except shares)

	June 30, 2012	December 31, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$26	$8
Advances to money pool	38	74
Accounts receivable – affiliates	73	89
Miscellaneous accounts receivable	10	13
Materials and supplies	121	122
Other current assets	19	19

Total current assets	287	325

Property and Plant, Net	2,274	2,231
Other assets	14	16

TOTAL ASSETS	$2,575	$2,572

LIABILITIES AND EQUITY
Current Liabilities:
Accounts and wages payable	$82	$71
Accounts payable – affiliates	11	13
Current portion of tax payable – Ameren Illinois	9	8
Taxes accrued	20	20
Interest accrued	13	13
Other current liabilities	22	17

Total current liabilities	157	142

Long-term Debt, Net	824	824
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	296	304
Accumulated deferred investment tax credits	2	2
Tax payable – Ameren Illinois	49	56
Asset retirement obligations	68	66
Pension and other postretirement benefits	136	141
Other deferred credits and liabilities	21	12

Total deferred credits and other liabilities	572	581

Commitments and Contingencies (Notes 8 and 9)
Ameren Energy Generating Company Stockholder’s Equity:
Common stock, no par value, 10,000 shares authorized – 2,000 shares outstanding	-	-
Other paid-in capital	654	653
Retained earnings	432	437
Accumulated other comprehensive loss	(67)	(72)

Total Ameren Energy Generating Company stockholder’s equity	1,019	1,018
Noncontrolling Interest	3	7

Total equity	1,022	1,025

TOTAL LIABILITIES AND EQUITY	$2,575	$2,572

The accompanying notes as they relate to Ameren Energy Generating Company are an integral part of these consolidated financial statements.

AMEREN ENERGY GENERATING COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (In millions)

	Six Months Ended June 30,
	2012	2011

Cash Flows From Operating Activities:
Net income (loss)	$(9)	$35
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sales of properties	1	(11)
Net mark-to-market (gain) loss on derivatives	14	(6)
Depreciation and amortization	46	51
Amortization of debt issuance costs and premium/discounts	1	1
Deferred income taxes and investment tax credits, net	(10)	26
Other	6	1
Changes in assets and liabilities:
Receivables	17	(15)
Materials and supplies	7	9
Accounts and wages payable	(8)	13
Taxes accrued	-	1
Assets, other	(2)	(2)
Liabilities, other	(5)	(12)
Pension and other postretirement benefits	2	(3)

Net cash provided by operating activities	60	88

Cash Flows From Investing Activities:
Capital expenditures	(79)	(84)
Proceeds from sales of properties	1	48
Money pool advances, net	36	25

Net cash used in investing activities	(42)	(11)

Cash Flows From Financing Activities:
Credit facility repayments, net	-	(100)
Capital contribution from parent	-	24

Net cash used in financing activities	-	(76)

Net change in cash and cash equivalents	18	1
Cash and cash equivalents at beginning of year	8	6

Cash and cash equivalents at end of period	$26	$7

The accompanying notes as they relate to Ameren Energy Generating Company are an integral part of these consolidated financial statements.

AMEREN CORPORATION (Consolidated)

UNION ELECTRIC COMPANY

AMEREN ILLINOIS COMPANY

AMEREN ENERGY GENERATING COMPANY (Consolidated)

COMBINED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

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

Earnings Per Share

There were no material differences between Ameren’s basic and diluted earnings per share amounts for the three months and six months ended June 30, 2012, and 2011. The number of dilutive restricted stock shares and performance share units had an immaterial impact on earnings per share.

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

Accounting Changes

Disclosures about Fair Value Measurements

In May 2011, FASB issued additional authoritative guidance regarding fair value measurements. The guidance amended the disclosure requirements for fair value measurements in order to align the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards. The amendments did not affect the Ameren Companies’ results of operations, financial position, or liquidity, as this guidance only required additional disclosures. The Ameren Companies adopted this guidance in the first quarter of 2012. See Note 7 - Fair Value Measurements for the required additional disclosures.

Presentation of Comprehensive Income

In June 2011, FASB amended its guidance on the presentation of comprehensive income in financial statements. The amended guidance changed the presentation of comprehensive income in the financial statements. It required entities to report components of comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for the Ameren Companies beginning in the first quarter of 2012 with retroactive application required. The implementation of the amended guidance did not affect the Ameren Companies’ results of operations, financial position, or liquidity.

Goodwill and Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. As of June 30, 2012, Ameren’s and Ameren Illinois’ goodwill related to Ameren’s acquisition of IP in 2004 and CILCORP in 2003. We evaluate goodwill for impairment as of October 31 of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible Assets. Ameren, Ameren Missouri and Genco classify emission allowances and renewable energy credits as intangible assets. We evaluate intangible assets for impairment if events or changes in circumstances indicate that their carrying amount might be impaired.

At June 30, 2012, Ameren’s and Ameren Missouri’s intangible assets consisted of renewable energy credits obtained through wind and solar power purchase agreements. The book value of each of Ameren’s and Ameren Missouri’s renewable energy credits was $12 million and $11 million, respectively, at June 30, 2012. The book value of each of Ameren’s, Ameren Missouri’s, and Genco’s CAIR emission allowances was immaterial at June 30, 2012.

Renewable energy credits and emission allowances are charged to purchased power expense and fuel expense, respectively, as they are used in operations. The amortization expense based on usage of renewable energy credits and emission allowances was less than $1 million for Ameren, Ameren Missouri, Ameren Illinois, and Genco for the three and six months ended June 30, 2012. The amortization expense based on usage of renewable energy credits and emission allowances was $1 million, less than $1 million, and less than $1 million for Ameren, Ameren Illinois, and Genco, respectively, for the three months ended June 30, 2011, and $3 million, $1 million, and $2 million for Ameren, Ameren Illinois, and Genco, respectively, for the six months ended June 30, 2011. Amortization expense based on Ameren Missouri’s usage of renewable energy credits was deferred as a regulatory asset pending recovery from customers through rates.

During the second quarter of 2011, Ameren and Genco recorded a noncash pretax impairment charge of $2 million and $1 million, respectively. Ameren Missouri recorded a $1 million impairment of its SO2 emission allowances by reducing a previously established regulatory liability relating to the SO2 emission allowances, which had no impact on earnings. The impairment was triggered by a significant observable decline in the market price of SO2 and NOx allowances used for CAIR compliance.

Excise Taxes

Excise taxes imposed on us are reflected on Ameren Missouri electric and Ameren Missouri and Ameren Illinois natural gas customer bills. They are recorded gross in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes reflected on Ameren Illinois electric customer bills are imposed on the consumer and are therefore not included in revenues and expenses. They are recorded as tax collections payable and included in “Taxes accrued” on the balance sheet. The following table presents excise taxes recorded in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” for the three and six months ended June 30, 2012, and 2011:

	Three Months		Six Months
	2012	2011	2012	2011
Ameren Missouri	$38	$34	$65	$63
Ameren Illinois	10	10	28	32
Ameren	$48	$44	$93	$95

Uncertain Tax Positions

The amount of unrecognized tax benefits as of June 30, 2012, was $158 million, $132 million, $11 million, and $11 million for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively. The amount of unrecognized tax benefits (detriments) as of June 30, 2012, that would impact the effective tax rate, if recognized, was $1 million, $1 million, $(1) million and $1 million for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively.

Ameren’s federal income tax returns for the years 2007 through 2010 are before the Appeals Office of the Internal Revenue Service.

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

It is expected that a partial settlement may be reached with the Appeals Office of the Internal Revenue Service in the next twelve months for the years 2007 through 2009 that would result in a decrease in uncertain tax liabilities. In addition, it is reasonably possible that events will occur during the next twelve months that would cause the total amount of unrecognized tax benefits for the Ameren Companies to increase or decrease. However, the Ameren Companies do not believe such increases or decreases would be material to their results of operations, financial position or liquidity.

Asset Retirement Obligations

AROs at Ameren, Ameren Missouri, Ameren Illinois and Genco increased compared to December 31, 2011, to reflect the accretion of obligations to their fair values. Ameren and Genco also recorded an additional ARO in the amount of $1 million related to the retirement costs for a Genco coal combustion byproduct storage area during the six months ended June 30, 2012.

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

A reconciliation of the equity changes attributable to the noncontrolling interests at Ameren and Genco for the three and six months ended June 30, 2012, and 2011, is shown below:

	Three Months		Six Months
	2012	2011	2012	2011
Ameren:
Noncontrolling interests, beginning of period	$147	$155	$149	$154
Net income (loss) attributable to noncontrolling interests	(1)	1	(1)	4
Dividends paid to noncontrolling interest holders	(1)	(1)	(3)	(3)
Noncontrolling interests, end of period	$145	$155	$145	$155
Genco:
Noncontrolling interest, beginning of period	$5	$12	$7	$11
Net income (loss) attributable to noncontrolling interest	(2)	-	(4)	1
Noncontrolling interest, end of period	$3	$12	$3	$12

Medina Valley Asset Sale in 2012

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

EEI Employee Separation

In June 2012, EEI announced that it was reducing its workforce by 44 employees, which includes both management and labor union represented employees, in response to lower demand and prices for electricity. Affected employees will be leaving their employment during the third quarter of 2012, and management employees will receive benefits consistent with EEI’s standard severance benefits. As a result, Ameren and Genco both recorded a $1 million pretax charge to earnings during the second quarter of 2012 related to the workforce reduction. The charge was recorded to “Other Operations and Maintenance” expense on Ameren’s and Genco’s consolidated statements of income, and the charge was included in the Merchant Generation segment results.

The announced employee reduction will result in a curtailment of EEI’s pension and postretirement benefit plans, which are separate from Ameren’s pension and postretirement benefit plans. EEI is evaluating whether a curtailment gain or loss will be recognized during the quarter ended September 30, 2012, when the specific employee identification has been completed.

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

2010 Electric Rate Order

In May 2012, the Cole County Circuit Court issued a ruling that upheld the MoPSC’s May 2010 electric rate order. In May 2012, the Cole County Circuit Court released to Ameren Missouri all of the funds held in its registry relating to the stay, which totaled $16 million, reducing the previously recorded trade accounts receivable.

2011 Electric Rate Order

In July 2011, the MoPSC issued an order approving an increase for Ameren Missouri in annual revenues for electric service of $173 million. The MoPSC’s order disallowed the recovery of all costs of enhancements, or costs that would have been incurred absent the breach, related to the rebuilding of the Taum Sauk energy center in excess of amounts recovered from property insurance. In July 2012, the Missouri Court of Appeals, Western District, upheld the MoPSC’s July 2011 electric rate order. Ameren Missouri will not seek further appeal of the MoPSC’s order.

Pending Electric Rate Case

In February 2012, Ameren Missouri filed a request with the MoPSC to increase its annual revenue for electric service by $376 million based on a 10.75% return on equity. The annual increase request included $80 million for recovery of the costs associated with energy efficiency programs under the MEEIA, which are discussed below. As part of its filing, Ameren Missouri requested that the MoPSC approve the implementation of a storm cost tracking mechanism, as well as plant-in-service accounting treatment. The plant-in-service accounting proposal is designed to reduce the impact of regulatory lag on earnings and future cash flows related to assets placed in service between rate cases by both accruing a return on the assets and deferring depreciation expense from their in-service dates until those capitalized costs are included in rates.

In July 2012, the MoPSC staff responded to the Ameren Missouri request for an electric service rate increase. The MoPSC staff recommended an increase to Ameren Missouri’s annual revenues of approximately $210 million based on a return on equity of 9%. The MoPSC staff opposed Ameren Missouri’s request to implement a storm cost tracking mechanism and Ameren Missouri’s plant-in-service accounting proposal. Additionally, the MoPSC staff’s recommended increase reflects its position that a refund received in June 2012 from Entergy relating to a power purchase agreement that expired in 2009 be returned to customers through a reduction in base rates over a three-year period. See below under Federal for additional information about this refund and Ameren Missouri’s power purchase agreement with Entergy. Other parties also made recommendations through testimony filed in this case.

A decision by the MoPSC in this proceeding is expected in December 2012. Ameren Missouri cannot predict the level of any electric service rate change the MoPSC may approve or whether any rate increase that may eventually be approved will be sufficient for Ameren Missouri to recover its costs and earn a reasonable return on its investments when the increase goes into effect.

MEEIA Filing

In August 2012, the MoPSC issued an order that approved a stipulation and agreement between Ameren Missouri, MoPSC staff, and other parties. The order includes megawatthour savings targets for Ameren Missouri’s energy efficiency programs as well as associated cost recovery mechanisms and incentive awards. The order provides that, beginning in 2013, Ameren Missouri will invest approximately $147 million over three years for energy efficiency programs. The order allows for Ameren Missouri to collect, over the next three years, its program costs and 90% of its projected lost revenue from customers starting on the expected effective date for the pending electric service rate case, which is expected to be January 2, 2013. The remaining 10% of projected lost revenue is expected to be recovered as part of future rate proceedings.

Additionally, the order provides for an incentive award that would allow Ameren Missouri to earn revenues of approximately $19 million if 100% of its energy efficiency goals are achieved during the three-year period, with the potential to earn more if Ameren Missouri’s energy savings exceed those goals. Ameren Missouri must achieve at least 70% of its energy efficiency goals before it earns any incentive award. The recovery of the incentive award from customers, if the energy efficiency goals are achieved, would begin after the three-year energy efficiency plan is complete and upon the effectiveness of an electric service rate case or potentially with the future adoption of a rider mechanism.

The MoPSC’s order in this proceeding will not affect Ameren Missouri rates until these rates are included in an electric service rate case. The impacts of the MoPSC’s decision in this MEEIA filing are expected to be included in rates set under its pending electric service rate case that was filed in February 2012. Ameren Missouri’s pending electric service rate case includes an annual revenue increase request of $80 million related to its planned portfolio of energy efficiency programs included in its MEEIA filing.

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

Ameren Missouri disagrees with the MoPSC order’s classification of these sales and believes that the terms of its FAC tariff did not provide for the inclusion of these sales in the FAC calculation. In May 2012, upon appeal by Ameren Missouri, the Cole County Circuit Court issued a ruling that reversed the MoPSC’s April 2011 order. In June 2012, the MoPSC filed an appeal of the Cole County Circuit Court’s ruling to the Missouri Court of Appeals, Western District. Ameren Missouri has not recorded additional revenues as a result of the Cole County Circuit Court’s May 2012 ruling, as the MoPSC’s appeal to the Missouri Court of Appeals is ongoing and is not expected to be concluded until 2013.

In February 2012, the MoPSC staff issued its FAC review report for the period from October 1, 2009, to May 31, 2011. In its report, the MoPSC staff asked the MoPSC to direct Ameren Missouri to refund to customers the pretax earnings associated with the same long-term partial requirements sales contracts subsequent to September 30, 2009. The MoPSC staff calculated these pretax earnings to be $26 million. We cannot predict whether the MoPSC will approve the MoPSC staff’s position. If Ameren Missouri were to determine that these sales were probable of refund to Ameren Missouri’s electric customers, a charge to earnings would be recorded for the refund in the period in which that determination was made. Ameren Missouri does not currently believe these amounts are probable of refund to customers.

Separately, in July 2011, Ameren Missouri filed a request with the MoPSC for an accounting authority order that would allow Ameren Missouri to defer, as a regulatory asset, fixed costs totaling $36 million that were not recovered from Noranda as a result of the loss of load caused by the severe 2009 ice storm for potential recovery in a future electric rate case. We cannot predict the ultimate outcome of these regulatory or judicial proceedings. If the courts ultimately rule in favor of Ameren Missouri’s position regarding the classification of the long-term partial requirements sales, Ameren Missouri would not seek to recover from customers the sum that would be covered by the accounting authority order if it is granted.

Illinois

IEIMA

On January 3, 2012, Ameren Illinois elected to participate in the performance-based formula ratemaking process established pursuant to the IEIMA by filing initial performance-based formula rates with the ICC. The initial filing, based on 2010 recoverable costs and expected net plant additions for 2011 and 2012, will result in new electric delivery service rates in October 2012. Based on the ICC’s 2010 electric rate order, Ameren Illinois is currently billing its electric customers based on an annual delivery service revenue requirement of $834 million. In its initial filing, Ameren Illinois calculated its annual electric delivery service revenue requirement to be $814 million, which would result in a decrease of $20 million in its annual electric delivery service revenues. The ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ initial filing and recommended an annual electric delivery service revenue requirement of $785 million, which would result in a decrease of $49 million in Ameren Illinois’ annual electric delivery service revenues. Other parties also made recommendations through testimony filed in Ameren Illinois’ initial filing. The ICC deadline to establish the initial rates is September 28, 2012, with the rates becoming effective no later than 30 days after the ICC’s decision. The initial rates will be effective from October through the end of 2012.

On April 20, 2012, Ameren Illinois filed a request with the ICC to update its annual electric delivery service revenue requirement based on 2011 recoverable costs and expected net plant additions for 2012. The update filing will result in new electric delivery service rates on January 1, 2013. The update filing, as amended in July 2012, requested an annual revenue requirement of $798 million, which, pending ICC approval, would result in an annual decrease of $16 million in Ameren Illinois’ revenues for electric delivery service below the amount Ameren Illinois requested in its January 3, 2012 initial filing. The reduction primarily reflects rate base reductions due to increases in accumulated deferred income taxes as well as a lower return on equity due to decreases in the average 30-year

United States treasury bond rates. In July 2012, the ICC staff submitted its calculation of the revenue requirement included in Ameren Illinois’ update filing. The ICC staff recommended a $776 million electric delivery service revenue requirement, which is $9 million below the amount the ICC staff recommended in the January 3, 2012 initial filing. Other parties also made recommendations through testimony filed in Ameren Illinois’ update filing.

The ICC staff’s positions for both Ameren Illinois’ initial and update filings reflect positions that were included in the ICC’s May 29, 2012 order for Commonwealth Edison Company’s initial filing under the IEIMA’s performance-based formula ratemaking process. In late June 2012, the ICC voted to rehear certain parts of its May 29, 2012 order, including the use of an average rate base as opposed to a year-end rate base and the method for calculating interest on the revenue requirement reconciliation. ICC decisions in the Commonwealth Edison Company’s initial filing, to the extent they are consistent with the facts in Ameren Illinois’ filing, could also impact Ameren Illinois’ formula rates.

The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was in effect for that year. Consequently, Ameren Illinois’ 2012 electric delivery service revenues will be based on its 2012 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA’s performance-based formula ratemaking framework. As a result, throughout the year, Ameren Illinois will estimate the expected future recovery or return of revenue as a regulatory asset or liability. As of June 30, 2012, Ameren Illinois had recorded a regulatory asset of $12 million with a corresponding increase in electric revenues for the estimated 2012 revenue requirement reconciliation adjustment. By the end of 2012, this regulatory asset will represent Ameren Illinois’ estimate of the probable increase in electric delivery service rates, compared to current and proposed rates, expected to be approved by the ICC to provide Ameren Illinois recovery of all prudently and reasonably incurred costs and an earned rate of return on common equity for 2012. The regulatory asset relating to the 2012 revenue requirement reconciliation will be recovered from customers during 2014.

The IEIMA requires Ameren Illinois to file for ICC approval of its advanced metering infrastructure deployment plan. The advanced metering infrastructure deployment plan outlines how Ameren Illinois will comply with the IEIMA requirement to spend $360 million on smart grid assets over ten years on a cost-beneficial basis to its electric customers. In March 2012, Ameren Illinois submitted its advanced metering infrastructure deployment plan to the ICC, and the ICC subsequently denied that plan in May 2012. The ICC ruled that Ameren Illinois’ plan did not provide enough support to prove that it was cost beneficial for electric customers. Ameren Illinois requested and received a rehearing from the ICC. In its rehearing request, Ameren Illinois submitted a modified advance metering infrastructure deployment plan designed to address the ICC’s concerns about the cost justification of the plan. Ameren Illinois expects to receive an order from the ICC later this year. If approved, the plan targets the second quarter of 2014 to begin installation of smart meters.

Federal

Electric Transmission Investment

In February 2012, FERC approved ATXI’s request for a forward-looking rate calculation with an annual reconciliation adjustment, as well as ATXI’s request for the implementation of the incentives FERC approved in its May 2011 order for the Illinois Rivers project and the Big Muddy River project.

In July 2012, Ameren, on behalf of its transmission affiliates, filed a request with FERC seeking transmission rate incentives for the Spoon River project and the Mark Twain project. Both projects have been approved by MISO. Also in that filing, Ameren requested FERC to authorize Ameren Illinois’ use of a forward-looking rate calculation with an annual reconciliation adjustment for its electric transmission projects. This forward-looking rate calculation is almost identical to the calculation FERC approved in its May 2011 order for ATXI. Ameren expects FERC to issue an order in the third quarter of 2012.

Ameren Missouri Power Purchase Agreement with Entergy Arkansas, Inc.

In May 2012, FERC issued an order upholding its January 2010 ruling that Entergy should not have included additional charges to Ameren Missouri under a 165-megawatt power purchase agreement. Ameren Missouri paid Entergy the additional charges from 2007 through the expiration of the power purchase agreement on August 31, 2009. Pursuant to the order, in June 2012, Entergy paid Ameren Missouri $31 million, with $26 million recorded as a reduction to “Purchased power” expense and $5 million for interest recorded as “Miscellaneous income” in the statement of income. Ameren Missouri expects to refund to customers approximately $2 million of the funds received from Entergy as such funds relate to the period when the FAC was effective and, therefore, such costs were previously included in customer rates. Consequently, Ameren Missouri recorded a $2 million reduction, representing Ameren Missouri’s best estimate of its refund to customers, to its FAC under-recovered asset as of June 30, 2012 with a corresponding increase to expense. As noted above, the MoPSC staff in Ameren Missouri’s pending electric rate case has recommended that the entire Entergy refund be returned to customers through a reduction in base rates over a three-year period. In July 2012, Entergy filed an appeal of FERC’s order to the United States Court of Appeals for the District of Columbia. A decision from the court is expected in 2013.

Ameren Illinois Electric Transmission Rate Refund

On July 19, 2012, FERC issued an order approving Ameren Illinois’ accounting for the Ameren Illinois Merger. As part of this order, FERC concluded that Ameren Illinois improperly included acquisition premiums, particularly goodwill, in determining its common equity used in its electric transmission formula rate, thereby inappropriately recovering a higher return on rate base from its electric transmission services customers. FERC directed Ameren Illinois to issue a refund within 30 days of the order to its electric transmission services customers for acquisition premiums inappropriately recovered from those customers. As a result of the order, Ameren Illinois expects to record a pretax charge to earnings of between $10 million and $15 million for its obligation to refund to Ameren Illinois’ electric transmission customers during the quarter ended September 30, 2012. In August 2012, Ameren Illinois filed a request for an extension of time to complete the refund. Ameren Illinois is studying the impacts of the FERC order and expects to file a request for rehearing at FERC.

2011 Wholesale Distribution Rate Case

In January 2011, Ameren Illinois filed a request with FERC to increase its annual revenues for electric delivery service for its wholesale customers by $11 million. These wholesale distribution revenues are treated as a deduction from Ameren Illinois’ revenue requirement in retail rate filings with the ICC. In March 2011, FERC issued an order authorizing the proposed rates to take effect, subject to refund when the final rates are determined. Ameren Illinois has reached an agreement with four of its nine wholesale customers. The impasse with the remaining five wholesale customers has resulted in FERC litigation. An initial decision by the FERC administrative law judge is expected in 2012, and a final FERC decision may be received after 2012. We cannot predict the ultimate outcome of this proceeding, but Ameren Illinois does not expect a material impact to its results of operations, financial position, or liquidity.

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

In March 2012, the DOE announced the availability of $452 million of investment funds for the design, engineering, manufacturing, and sale of American-made small modular reactors. In April 2012, Ameren Missouri entered into an agreement with Westinghouse to exclusively support Westinghouse’s application for the DOE’s small modular reactor investment funds. The DOE investment funding is intended to support engineering and design certifications and a COL for up to two small modular reactor designs over five years. Westinghouse submitted its application to the DOE in May 2012. The DOE is expected to issue a decision on awarding the investment funds in the third quarter of 2012.

If Westinghouse is awarded DOE’s small modular reactor investment funds, Ameren Missouri will seek a COL from the NRC for a Westinghouse small modular reactor or multiple reactors at its Callaway energy center site. A COL is issued by the NRC to permit construction and operation of a nuclear power plant at a specific site in accordance with established laws and regulations. Obtaining a COL from the NRC does not obligate Ameren Missouri to build a small modular reactor at the Callaway site; however, it does preserve the option to move forward in a timely fashion should conditions be right to build a small modular reactor in the future. A COL is valid for at least 40 years.

Ameren Missouri estimates the total cost to obtain the small modular reactor COL will be in the range of $80 million to $100 million. Ameren Missouri expects its incremental investment to obtain the small modular reactor COL to be minimal due to several factors, including the company’s capitalized investments in new nuclear energy center development of $69 million as of June 30, 2012, the DOE investment funds that would help support the COL application, and its agreement with Westinghouse. If the DOE does not approve Westinghouse’s application for the small modular reactor investment funds, Ameren Missouri is not obligated to pursue a COL for the Westinghouse small modular reactor design and may terminate its agreement with Westinghouse.

All of Ameren Missouri’s costs incurred to license additional nuclear generation at the Callaway site will remain capitalized while management pursues options to maximize the value of its investment in this project. If efforts are permanently abandoned or management concludes it is probable the costs incurred will be disallowed in rates, a charge to earnings would be recognized in the period in which that determination was made.

NOTE 3 - SHORT-TERM DEBT AND LIQUIDITY

The liquidity needs of the Ameren Companies are typically supported through the use of available cash, short-term intercompany borrowings, drawings under committed bank credit facilities, or commercial paper issuances.

The following table summarizes the borrowing activity and relevant interest rates under the 2010 Missouri Credit Agreement as of June 30, 2012, and excludes issued letters of credit:

2010 Missouri Credit Agreement ($800 million)	Ameren (Parent)	Ameren Missouri	Total
Average daily borrowings outstanding during 2012	$-	$2	$2
Outstanding credit facility borrowings at period end	-	-	-
Weighted-average interest rate during 2012	-	4.15%	4.15%
Peak credit facility borrowings during 2012	$-	$50	$50
Peak interest rate during 2012	-	4.15%	4.15%

The 2010 Illinois Credit Agreement and the 2010 Genco Credit Agreement were not utilized for borrowings during the six months ended June 30, 2012. Based on letters of credit issued under the 2010 Credit Agreements as of June 30, 2012, as well as commercial paper outstanding as of such date, the aggregate amount of credit capacity available to Ameren (parent), Ameren Missouri, Ameren Illinois and Genco collectively at June 30, 2012, was $2.06 billion.

Commercial Paper

At June 30, 2012, Ameren had $30 million of commercial paper outstanding. The average daily commercial paper balances outstanding during the six months ended June 30, 2012, and 2011, were $72 million and $338 million, respectively. The weighted-average interest rates during the six months ended June 30, 2012, and 2011, were 0.94% and 0.87%, respectively. The peak short-term commercial paper balances outstanding during the six months ended June 30, 2012, and 2011, were $229 million and $400 million, respectively. The peak interest rates during the six months ended June 30, 2012, and 2011, were 1.25% and 1.46%, respectively.

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

The 2010 Credit Agreements require each of Ameren, Ameren Missouri, Ameren Illinois and Genco to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of June 30, 2012, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the 2010 Credit Agreements, were 48%, 48%, 41% and 45%, for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively. In addition, under the 2010 Genco Credit Agreement and the 2010 Illinois Credit Agreement, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of 2.0 to 1, to be calculated quarterly, as of the end of the most recent four fiscal quarters then ending, in accordance with the 2010 Genco Credit Agreement and the 2010 Illinois Credit Agreement, as applicable. Ameren’s ratio as of June 30, 2012, was 5.1 to 1. Failure of a borrower to satisfy a financial covenant constitutes an immediate default under the applicable 2010 Credit Agreement.

None of the Ameren Companies’ credit facilities or financing arrangements contains credit rating triggers that would cause an event of default or acceleration of repayment of outstanding balances. Management believes that the Ameren Companies were in compliance with the provisions and covenants of their credit facilities at June 30, 2012.

Money Pools

Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained for utility and non-state-regulated entities. Ameren Services is responsible for the operation and administration of the money pool agreements.

Utility

Ameren Missouri, Ameren Illinois and Ameren Services may participate in the utility money pool as both lenders and borrowers. Ameren and AERG may participate in the utility money pool only as lenders. Internal funds are surplus funds contributed to the utility money pool from participants. The primary sources of external funds for the utility money pool are the 2010 Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. The utility money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the three and six months ended June 30, 2012, was 0.14% and 0.12%, respectively. There were no utility money pool borrowings during the three and six months ended June 30, 2011.

Non-state-regulated Subsidiaries

Ameren, Ameren Services, AER, Genco, AERG, Marketing Company, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company and applicable regulatory short-term borrowing authorizations, to access funding from the 2010 Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. All participants may borrow from or lend to the non-state-regulated money pool, except for Ameren Services, which may participate only as a borrower. The total amount available to the pool participants from the non-state-regulated subsidiary money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. The average interest rate for borrowing under the non-state-regulated subsidiary money pool for the three and six months ended June 30, 2012, was 0.64% and 0.70%, respectively (2011 - 0.72% and 0.93%, respectively).

See Note 8 - Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three and six months ended June 30, 2012, and 2011.

NOTE 4 - LONG-TERM DEBT AND EQUITY FINANCINGS

Ameren Illinois

On July 30, 2012, Ameren Illinois commenced a tender offer to purchase for cash its outstanding 9.75% senior secured notes due 2018 and its outstanding 6.25% senior secured notes due 2018 for an aggregate purchase price (including principal and premium) of up to $450 million. Any validly tendered 9.75% senior secured notes will have priority over and be accepted for purchase before any validly tendered 6.25% senior secured notes. The tender offer is scheduled to expire on August 24, 2012, unless extended or earlier terminated by Ameren Illinois.

Indenture Provisions and Other Covenants

Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. However, a failure to achieve these ratios would not result in a default under these covenants and provisions, but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges and dividend coverage ratios and bonds and preferred stock issuable for the 12 months ended June 30, 2012, at an assumed interest rate of 6% and dividend rate of 7%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	>2.0	3.7	$2,780		>2.5	100.3	$1,912
Ameren Illinois	>2.0	7.1	3,514	(d)	>1.5	3.0	203

(a)	Coverage required on the annual interest charges on first mortgage bonds outstanding and to be issued. Coverage is not required in certain cases when additional first mortgage bonds are issued on the basis of retired bonds.
(b)	Amount of bonds issuable based either on required coverage ratios or unfunded property additions, whichever is more restrictive. The amounts shown also include bonds issuable based on retired bond capacity of $89 million and $765 million at Ameren Missouri and Ameren Illinois, respectively.
(c)	Coverage required on the annual dividend on preferred stock outstanding and to be issued, as required in the respective company’s articles of incorporation.
(d)	Amount of bonds issuable by Ameren Illinois based on unfunded property additions and retired bonds solely under the former IP mortgage indenture.

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

Ameren Illinois’ articles of incorporation require its dividend payments on common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois committed to FERC to maintain a minimum 30% ratio of common stock equity to total capitalization after the Ameren Illinois Merger and AERG distribution. As of June 30, 2012, Ameren Illinois’ ratio of common stock equity to total capitalization was 58%.

Genco’s indenture includes provisions that require Genco to maintain certain interest coverage and debt-to-capital ratios in order for Genco to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third party indebtedness. The following table summarizes these ratios for the 12 months ended and as of June 30, 2012:

	Required Interest Coverage Ratio	Actual Interest Coverage Ratio	Required Debt-to- Capital Ratio	Actual Debt-to- Capital Ratio
Genco	>1.75(a)/2.50(b)	3.39	<60%(b)	43%

(a)	A minimum interest coverage ratio of 1.75 is required for Genco to make certain restricted payments, as defined, including specified dividend payments and, principal and interest payments on subordinated borrowings. As of the date of the restricted payment, the minimum ratio must have been achieved for the most recently ended four fiscal quarters and projected by management to be achieved for each of the subsequent four six-month periods. Investments in the non-state-regulated subsidiary money pool and repayments of non-state-regulated subsidiary money pool borrowings are not subject to this incurrence test.
(b)	A minimum interest coverage ratio of 2.50 for the most recently ended four fiscal quarters and a debt-to-capital ratio of no greater than 60% are required for Genco to incur additional indebtedness, as defined, other than permitted indebtedness, as defined, for borrowed money. The ratios must be computed on a pro forma basis considering the additional indebtedness to be incurred and the related interest expense. Non-state-regulated subsidiary money pool borrowings are defined as permitted indebtedness and are not subject to these incurrence tests. Credit facility borrowings, including borrowings under the 2010 Genco Credit Agreement, and other borrowings from third-party, external sources are included in the definition of indebtedness and are subject to these incurrence tests.

Genco’s debt incurrence-related ratio restrictions under its indenture may be disregarded if both Moody’s and S&P reaffirm the ratings of Genco in place at the time of the debt incurrence after considering the additional indebtedness.

Under the provisions of Genco’s indenture, Genco may not borrow additional funds from external, third-party sources if its interest coverage ratio is less than a specified minimum or its leverage ratio is greater than a specified maximum. Based on projections as of June 30, 2012, of Genco’s operating results and cash flows, we expect that, by the end of the first quarter of 2013, Genco’s interest coverage ratio will be less than the minimum ratio required for the company to borrow additional funds from external, third-party sources.

Genco’s indenture does not restrict intercompany borrowings from Ameren’s non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren’s control and, if a Genco intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool by Genco would be dependent on consideration by Ameren of the facts and circumstances existing at that time.

In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.

Off-Balance-Sheet Arrangements

At June 30, 2012, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.

NOTE 5 - OTHER INCOME AND EXPENSES

The following table presents the components of “Other Income and Expenses” in Ameren’s, Ameren Missouri’s, and Ameren Illinois’ statement of income (loss) and statements of income and comprehensive income for the three and six months ended June 30, 2012, and 2011:

	Three Months		Six Months
	2012	2011	2012	2011
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$8	$9	$17	$15
Interest income on industrial development revenue bonds	7	7	14	14
Interest and dividend income(b)	5	1	5	2
Other	-	-	1	2
Total miscellaneous income	$20	$17	$37	$33
Miscellaneous expense:
Donations(c)	$3	$1	$15	$3
Other	4	4	7	7
Total miscellaneous expense	$7	$5	$22	$10
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$7	$8	$15	$14
Interest income on industrial development revenue bonds	7	7	14	14
Interest and dividend income(b)	4	1	4	1
Total miscellaneous income	$18	$16	$33	$29
Miscellaneous expense:
Donations	$3	$1	$5	$2
Other	1	2	2	4
Total miscellaneous expense	$4	$3	$7	$6
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$1	$1	$2	$1
Interest and dividend income	-	-	-	1
Other	1	-	1	1
Total miscellaneous income	$2	$1	$3	$3
Miscellaneous expense:
Donations(c)	$-	$-	$10	$-
Other	2	1	3	2
Total miscellaneous expense	$2	$1	$13	$2

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Includes interest income relating to a refund of charges included in an expired power purchase agreement with Entergy. See Note 2 - Rate and Regulatory Matters for additional information.
(c)	Includes Ameren Illinois’ one-time $7.5 million donation and $1 million annual donation to the Illinois Science and Energy Innovation Trust and $1 million annual donation for customer assistance programs pursuant to the IEIMA as a result of Ameren Illinois’ participation in the formula ratemaking process.

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

The following table presents open gross derivative volumes by commodity type as of June 30, 2012, and December 31, 2011:

	Quantity (in millions, except as indicated)
Commodity	NPNS Contracts(a)				Cash Flow Hedges(b)				Other Derivatives(c)				Derivatives That Qualify for Regulatory Deferral(d)
	2012		2011		2012		2011		2012		2011		2012		2011
Coal (in tons)
Ameren Missouri	106		116		(e	)	(e	)	-		(e	)	(e	)	(e	)
Genco	31		24		(e	)	(e	)	5		(e	)	(e	)	(e	)
Other(f)	9		7		(e	)	(e	)	1		(e	)	(e	)	(e	)
Ameren	146		147		(e	)	(e	)	6		(e	)	(e	)	(e	)
Fuel oils (in gallons)(g)
Ameren Missouri	(e	)	(e	)	(e	)	(e	)	(e	)	(e	)	59		53
Genco	(e	)	(e	)	(e	)	(e	)	43		27		(e	)	(e	)
Other(f)	(e	)	(e	)	(e	)	(e	)	12		9		(e	)	(e	)
Ameren	(e	)	(e	)	(e	)	(e	)	55		36		59		53
Natural gas (in mmbtu)
Ameren Missouri	6		8		(e	)	(e	)	16		9		22		19
Ameren Illinois	27		42		(e	)	(e	)	(e	)	(e	)	153		174
Genco	(e	)	(e	)	(e	)	(e	)	26		7		(e	)	(e	)
Other(f)	(e	)	(e	)	(e	)	(e	)	1		1		(e	)	(e	)
Ameren	33		50		(e	)	(e	)	43		17		175		193
Power (in megawatthours)
Ameren Missouri	4		1		(e	)	(e	)	1		1		13		6
Ameren Illinois	22		11		(e	)	(e	)	(e	)	(e	)	19		24
Genco	(e	)	(e	)	(e	)	(e	)	-		-		(e	)	(e	)
Other(f)	69		61		17		17		56		30		(4)		(9)
Ameren	95		73		17		17		57		31		28		21
Uranium (pounds in thousands)
Ameren Missouri & Ameren	5,361		5,553		(e	)	(e	)	(e	)	(e	)	131		148

(a)	Contracts through December 2017, March 2015, September 2035, and October 2024 for coal, natural gas, power, and uranium, respectively, as of June 30, 2012.
(b)	Contracts through December 2016 for power as of June 30, 2012.
(c)	Contracts through December 2014, October 2016, April 2015, and December 2016 for coal, fuel oils, natural gas, and power, respectively, as of June 30, 2012.
(d)	Contracts through October 2014, October 2016, May 2032, and December 2013 for fuel oils, natural gas, power, and uranium, respectively, as of June 30, 2012.
(e)	Not applicable.
(f)	Includes AERG contracts for coal and fuel oils, Marketing Company contracts for natural gas and power, and intercompany eliminations for power.
(g)	Fuel oils consist of heating and crude oil.

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

The following table presents the carrying value and balance sheet location of all derivative instruments as of June 30, 2012, and December 31, 2011:

	Balance Sheet Location	Ameren(a)		Ameren Missouri			Ameren Illinois			Genco
2012:
Derivative assets designated as hedging instruments
Commodity contracts:
Power	MTM derivative assets	$23		$	(b	)	$	(b	)	$	(b	)
	Other assets	31			-			-			-
	Total assets	$54			$-			$-			$-
Derivative liabilities designated as hedging instruments
Commodity contracts:
Power	MTM derivative liabilities	$1		$	(b	)		$-		$	(b	)
	Total liabilities	$1			$-			$-			$-
Derivative assets not designated as hedging instruments(c)
Commodity contracts:
Fuel oils	MTM derivative assets	$13		$	(b	)	$	(b	)	$	(b	)
	Other current assets	-			8			-			4
	Other assets	5			4			-			1
Natural gas	MTM derivative assets	10			(b	)		(b	)		(b	)
	Other current assets	-			2			2			5
	Other assets	-			-			-			-
Power	MTM derivative assets	110			(b	)		(b	)		(b	)
	Other current assets	-			39			-			-
	Other assets	35			2			-			-
	Total assets	$173			$55			$2			$10
Derivative liabilities not designated as hedging instruments(c)
Commodity contracts:
Coal	MTM derivative liabilities	$4		$	(b	)		$-		$	(b	)
	Other current liabilities	-			-			-			4
	Other deferred credits and liabilities	6			-			-			4
Fuel oils	MTM derivative liabilities	5			(b	)		-			(b	)
	Other current liabilities	-			2			-			2
	Other deferred credits and liabilities	6			2			-			3
Natural gas	MTM derivative liabilities	91			(b	)		78			(b	)
	Other current liabilities	-			12			-			1
	Other deferred credits and liabilities	77			11			66			-
Power	MTM derivative liabilities	96			(b	)		19			(b	)
	MTM derivative liabilities - affiliates	(b	)		(b	)		114			(b	)

	Balance Sheet Location	Ameren(a)		Ameren Missouri			Ameren Illinois			Genco
	Other current liabilities	$-			$15			$-			$-
	Other deferred credits and liabilities	117			2			88			-
Uranium	MTM derivative liabilities	1			(b	)		-			(b	)
	Other current liabilities	-			1			-			-
	Total liabilities	$403			$45			$365			$14
2011:
Derivative assets designated as hedging instruments
Commodity contracts:
Power	MTM derivative assets	$8		$	(b	)	$	(b	)	$	(b	)
	Other assets	16			-			-			-
	Total assets	$24			$-			$-			$-
Derivative liabilities designated as hedging instruments
Commodity contracts:
Power	Other deferred credits and liabilities	$1			$-			$-			$-
	Total liabilities	$1			$-			$-			$-
Derivative assets not designated as hedging instruments(c)
Commodity contracts:
Fuel oils	MTM derivative assets	$29		$	(b	)	$	(b	)	$	(b	)
	Other current assets	-			17			-			10
	Other assets	8			6			-			1
Natural gas	MTM derivative assets	6			(b	)		(b	)		(b	)
	Other current assets	-			2			1			2
	Other assets	-			-			1			-
Power	MTM derivative assets	72			(b	)		(b	)		(b	)
	Other current assets	-			30			-			-
	Other assets	99			-			77			-
	Total assets	$214			$55			$79			$13
Derivative liabilities not designated as hedging instruments(c)
Commodity contracts:
Fuel oils	MTM derivative liabilities	$2		$	(b	)		$-		$	(b	)
	Other current liabilities	-			1			-			1
Natural gas	MTM derivative liabilities	106			(b	)		90			(b	)
	Other current liabilities	-			13			-			2
	Other deferred credits and liabilities	92			13			79			-
Power	MTM derivative liabilities	53			(b	)		9			(b	)
	MTM derivative liabilities - affiliates	(b	)		(b	)		200			(b	)
	Other current liabilities	-			9			-			-
	Other deferred credits and liabilities	26			-			8			-
Uranium	Other deferred credits and liabilities	1			1			-			-
	Total liabilities	$280			$37			$386			$3

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Balance sheet line item not applicable to registrant.
(c)	Includes derivatives subject to regulatory deferral.

The following table presents the cumulative amount of pretax net gains (losses) on all derivative instruments in accumulated OCI and regulatory assets or regulatory liabilities as of June 30, 2012, and December 31, 2011:

	Ameren	Ameren Missouri	Ameren Illinois	Genco	Other (a)
2012:
Cumulative gains (losses) deferred in accumulated OCI:
Power derivative contracts(b)	$45	$-	$-	$-	$45
Interest rate derivative contracts(c)(d)	(8)	-	-	(8)	-
Cumulative gains (losses) deferred in regulatory liabilities or assets:
Fuel oils derivative contracts(e)	5	5	-	-	-
Natural gas derivative contracts(f)	(163)	(21)	(142)	-	-
Power derivative contracts(g)	(82)	24	(221)	-	115
Uranium derivative contracts(h)	(1)	(1)	-	-	-
2011:
Cumulative gains (losses) deferred in accumulated OCI:
Power derivative contracts(b)	$19	$-	$-	$-	$19
Interest rate derivative contracts(c)(d)	(8)	-	-	(8)	-
Cumulative gains (losses) deferred in regulatory liabilities or assets:
Fuel oils derivative contracts(e)	19	19	-	-	-
Natural gas derivative contracts(f)	(191)	(24)	(167)	-	-
Power derivative contracts(g)	81	21	(140)	-	200
Uranium derivative contracts(h)	(1)	(1)	-	-	-

(a)	Includes amounts for Marketing Company and intercompany eliminations.
(b)	Represents net gains associated with power derivative contracts at Ameren. These contracts are a partial hedge of electricity price exposure through December 2016 as of June 30, 2012. Current gains of $17 million and $5 million were recorded at Ameren as of June 30, 2012, and December 31, 2011, respectively.
(c)	Includes net gains associated with interest rate swaps at Genco that were a partial hedge of the interest rate on debt issued in June 2002. The swaps covered the first 10 years of debt that has a 30-year maturity, and the gain in OCI was amortized over a 10-year period that began in June 2002. The balance of the gain was fully amortized as of June 30, 2012. The carrying value at December 31, 2011, was less than $1 million.
(d)	Includes net losses associated with interest rate swaps at Genco. The swaps were executed during the fourth quarter of 2007 as a partial hedge of interest rate risks associated with Genco’s April 2008 debt issuance. The loss on the interest rate swaps is being amortized over a 10-year period that began in April 2008. The carrying value at June 30, 2012, and December 31, 2011, was a loss of $8 million and $9 million, respectively. Over the next twelve months, $1.4 million of the loss will be amortized.
(e)	Represents net gains on fuel oils derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s transportation costs for coal through October 2014 as of June 30, 2012. Current gains deferred as regulatory liabilities include $7 million and $7 million at Ameren and Ameren Missouri as of June 30, 2012, respectively. Current losses deferred as regulatory assets include $2 million and $2 million at Ameren and Ameren Missouri as of June 30, 2012, respectively. Current gains deferred as regulatory liabilities include $16 million and $16 million at Ameren and Ameren Missouri as of December 31, 2011, respectively. Current losses deferred as regulatory assets include $1 million and $1 million at Ameren and Ameren Missouri as of December 31, 2011, respectively.
(f)	Represents net losses associated with natural gas derivative contracts. These contracts are a partial hedge of natural gas requirements through October 2016 at Ameren, Ameren Missouri, and Ameren Illinois, in each case as of June 30, 2012. Current gains deferred as regulatory liabilities include $2 million and $2 million at Ameren and Ameren Illinois, respectively, as of June 30, 2012. Current losses deferred as regulatory assets include $88 million, $10 million, and $78 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of June 30, 2012. Current gains deferred as regulatory liabilities include $1 million and $1 million at Ameren and Ameren Illinois, respectively, as of December 31, 2011. Current losses deferred as regulatory assets include $101 million, $11 million, and $90 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of December 31, 2011.
(g)	Represents net losses associated with power derivative contracts. These contracts are a partial hedge of power price requirements through May 2032 at Ameren and Ameren Illinois and through December 2015 at Ameren Missouri, in each case as of June 30, 2012. Current gains deferred as regulatory liabilities include $37 million and $37 million at Ameren and Ameren Missouri, respectively, as of June 30, 2012. Current losses deferred as regulatory assets include $33 million, $14 million, and $133 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of June 30, 2012. Current gains deferred as regulatory liabilities include $29 million and $29 million at Ameren and Ameren Missouri, respectively, as of December 31, 2011. Current losses deferred as regulatory assets include $17 million, $8 million, and $209 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of December 31, 2011.
(h)	Represents net losses on uranium derivative contracts at Ameren Missouri. These contracts are a partial hedge of our uranium requirements through December 2013 as of June 30, 2012. Current losses deferred as regulatory assets include $1 million and $1 million at Ameren and Ameren Missouri as of June 30, 2012, respectively. Current losses deferred as regulatory assets include less than $1 million and less than $1 million at Ameren and Ameren Missouri as of December 31, 2011, respectively.

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

Concentrations of Credit Risk

In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into one of eight groupings according to the primary business in which each engages. The following table presents the maximum exposure, as of June 30, 2012, and December 31, 2011, if counterparty groups were to completely fail to perform on contracts by grouping. The maximum exposure is based on the gross fair value of financial instruments, including NPNS contracts, which excludes collateral held, and does not consider the legally binding right to net transactions based on master trading and netting agreements.

	Affiliates(a)	Coal Producers	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives	Oil and Gas Companies	Retail Companies	Total
2012:
AMO	$1	$1	$2	$6	$15	$4	$-	$-	$29
AIC	-	-	1	-	1	-	-	-	2

	Affiliates(a)	Coal Producers	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives		Oil and Gas Companies	Retail Companies	Total
Genco	$-	$-	$2	$-	$1	$-		$3	$-	$6
Other(b)	187	10	46	14	18	465	(c)	1	103	844
Ameren	$188	$11	$51	$20	$35	$469		$4	$103	$881
2011:
AMO	$1	$35	$1	$4	$26	$4		$-	$-	$71
AIC	-	-	84	-	1	-		-	-	85
Genco	-	1	1	2	6	-		3	-	13
Other(b)	275	1	3	10	51	194	(c)	-	87	621
Ameren	$276	$37	$89	$16	$84	$198		$3	$87	$790

(a)	Primarily comprised of Marketing Company’s exposure to Ameren Illinois related to financial contracts. The exposure is not eliminated at the consolidated Ameren level for purposes of this disclosure, as it is calculated without regard to the offsetting affiliate counterparty’s liability position. See Note 14 - Related Party Transactions in the Form 10-K for additional information on these financial contracts.
(b)	Includes amounts for Marketing Company, AERG, and AFS.
(c)	Primarily composed of Marketing Company’s exposure to NPNS contracts with terms through September 2035.

The potential loss on counterparty exposures is reduced by the application of master trading and netting agreements and collateral held to the extent of reducing the exposure to zero. Collateral includes both cash collateral and other collateral held. The amount of cash collateral held by Ameren and Marketing Company from counterparties and based on the contractual rights under the agreements to seek collateral, as well as the maximum exposure as calculated under the individual master trading and netting agreements, was $2 million from marketing companies at June 30, 2012. Cash collateral held by Ameren and Marketing Company was less than $1 million from retail companies at December 31, 2011. As of June 30, 2012, other collateral used to reduce exposure consisted of letters of credit in the amount of $7 million held by Ameren and Marketing Company. As of December 31, 2011, other collateral used to reduce exposure consisted of letters of credit in the amount of $9 million, $1 million, $1 million, and $7 million held by Ameren, Ameren Missouri, Genco, and Marketing Company, respectively.

The following table presents the potential loss after consideration of collateral and application of master trading and netting agreements as of June 30, 2012, and December 31, 2011:

	Affiliates(a)	Coal Producers	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives		Oil and Gas Companies	Retail Companies	Total
2012:
AMO	$-	$-	$2	$2	$8	$4		$-	$-	$16
AIC	-	-	1	-	-	-		-	-	1
Genco	-	-	1	-	-	-		1	-	2
Other(b)	186	5	38	3	13	459	(c)	-	102	806
Ameren	$186	$5	$42	$5	$21	$463		$1	$102	$825
2011:
AMO	$1	$35	$1	$3	$22	$4		$-	$-	$66
AIC	-	-	84	-	-	-		-	-	84
Genco	-	-	-	1	1	-		2	-	4
Other(b)	273	-	3	5	42	187	(c)	-	86	596
Ameren	$274	$35	$88	$9	$65	$191		$2	$86	$750

(a)	Primarily comprised of Marketing Company’s exposure to Ameren Illinois related to financial contracts. The exposure is not eliminated at the consolidated Ameren level for purposes of this disclosure, as it is calculated without regard to the offsetting affiliate counterparty’s liability position. See Note 14 - Related Party Transactions in the Form 10-K for additional information on these financial contracts.
(b)	Includes amounts for Marketing Company, AERG, and AFS.
(c)	Primarily composed of Marketing Company’s exposure to NPNS contracts with terms through September 2035.

Derivative Instruments with Credit Risk-Related Contingent Features

Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of June 30, 2012, and December 31, 2011, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that could be required to be posted with counterparties. The additional collateral required is the net liability position allowed under the master trading and netting agreements, assuming (1) the credit risk-related contingent features underlying these agreements were triggered on June 30, 2012, or December 31, 2011, and (2) those counterparties with rights to do so requested collateral:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2012:
Ameren Missouri	$146	$7	$125
Ameren Illinois	174	91	106
Genco	48	1	41
Other(c)	86	12	63
Ameren	$454	$111	$335
2011:
Ameren Missouri	$102	$8	$86
Ameren Illinois	220	96	125
Genco	55	1	58
Other(c)	79	11	63
Ameren	$456	$116	$332

(a)	Prior to consideration of master trading and netting agreements and including NPNS contract exposures.
(b)	As collateral requirements with certain counterparties are based on master trading and netting agreements, the aggregate amount of additional collateral required to be posted is after consideration of the effects of such agreements.
(c)	Includes amounts for Marketing Company and Ameren (parent).

Cash Flow Hedges

The following table presents the pretax net gain or loss for the three and six months ended June 30, 2012, and 2011, associated with derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI(a)	Location of (Gain) Loss Reclassified from OCI into Income(b)	(Gain) Loss Reclassified from OCI into Income(b)		Location of Gain (Loss) Recognized in Income(c)	Gain (Loss) Recognized in Income(c)
Three Months
2012:
Ameren:(d)
Power	$5	Operating Revenues - Electric	$2		Operating Revenues - Electric	$(1)
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
Genco:
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
2011:
Ameren:(d)
Power	$(3)	Operating Revenues - Electric	$1		Operating Revenues - Electric	$3
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
Genco:
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
Six Months
2012:
Ameren:(d)
Power	$23	Operating Revenues - Electric	$6		Operating Revenues - Electric	$1
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
Genco:
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
2011:
Ameren:(d)
Power	$(7)	Operating Revenues - Electric	$2		Operating Revenues - Electric	$2
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-
Genco:
Interest rate(e)	-	Interest Charges	(f	)	Interest Charges	-

(a)	Effective portion of gain (loss).
(b)	Effective portion of (gain) loss on settlements.
(c)	Ineffective portion of gain (loss) and amount excluded from effectiveness testing.
(d)	Includes amounts from Ameren registrant and nonregistrant subsidiaries.
(e)	Represents interest rate swaps settled in prior periods. The cumulative gain and loss on the interest rate swaps is being amortized into income over a 10-year period.
(f)	Less than $1 million.

Other Derivatives

The following table represents the net change in market value for derivatives not designated as hedging instruments for the three and six months ended June 30, 2012 and 2011:

		Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
			Three Months		Six Months
			2012	2011	2012	2011
Ameren(a)	Coal	Operating Expenses - Fuel	$(6)	$-	$(10)	$-
	Fuel oils	Operating Expenses - Fuel	(18)	(9)	(13)	10
	Natural gas (generation)	Operating Expenses - Fuel	4	-	5	-
	Power	Operating Revenues - Electric	7	(5)	6	(7)
		Total	$(13)	$(14)	$(12)	$3
Ameren Missouri	Natural gas (generation)	Operating Expenses - Fuel	$-	$-	$-	$(1)
Genco	Coal	Operating Expenses - Fuel	$(5)	$-	$(8)	$-
	Fuel oils	Operating Expenses - Fuel	(14)	(8)	(10)	7
	Natural gas (generation)	Operating Expenses - Fuel	4	-	4	-
	Power	Operating Revenues	-	(1)	-	(1)
		Total	$(15)	$(9)	$(14)	$6

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Derivatives that Qualify for Regulatory Deferral

The following table represents the net change in market value for derivatives that qualify for regulatory deferral for the three and six months ended June 30, 2012, and 2011:

		Gain (Loss) Recognized in Regulatory Liabilities or Regulatory Assets
		Three Months		Six Months
		2012	2011	2012	2011
Ameren(a)	Fuel oils	$(19)	$(13)	$(14)	$16
	Natural gas	46	3	28	34
	Power	(1)	88	(163)	90
	Uranium	-	(3)	-	(4)
	Total	$26	$75	$(149)	$136
Ameren Missouri	Fuel oils	$(19)	$(13)	$(14)	$16
	Natural gas	5	1	3	4
	Power	4	23	3	23
	Uranium	-	(3)	-	(4)
	Total	$(10)	$8	$(8)	$39
Ameren Illinois	Natural gas	$41	$2	$25	$30
	Power	63	121	(81)	148
	Total	$104	$123	$(56)	$178

(a)	Includes amounts for intercompany eliminations.

As part of the 2007 Illinois Electric Settlement Agreement and subsequent Illinois power procurement processes, Ameren Illinois entered into financial contracts with Marketing Company. These financial contracts are derivative instruments. They are accounted for as cash flow hedges by Marketing Company and as derivatives that qualify for regulatory deferral by Ameren Illinois. Consequently, Ameren Illinois and Marketing Company record the fair value of the contracts on their respective balance sheets and the changes to the fair value in regulatory assets or liabilities by Ameren Illinois and OCI by Marketing Company. In Ameren’s consolidated financial statements, all financial statement effects of the derivative instruments entered into among affiliates were eliminated. The fair value of the financial contracts included in “MTM derivative liabilities - affiliates” on Ameren Illinois’ balance sheet totaled $114 million and $200 million at June 30, 2012, and December 31, 2011, respectively. See Note 14 - Related Party Transactions under Part II, Item 8, of the Form 10-K for additional information on these financial contracts.

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

The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2012:

		Fair Value		Valuation Technique(s)	Unobservable Input	Range [Weighted Average]
		Assets Liabilities
Level 3 Derivative asset and liability - commodity contracts(a):
Ameren(b)	Fuel oils	$6	$(2)	Discounted Cash Flow	Escalation rate(%)(c)	0.50 - 0.78 [.72]
					Counterparty credit risk(%)(d),(e)	0.12 - 4 [2]
					Ameren credit risk(%)(d),(e)	4 - 23 [9]
				Option model	Volatilities(%)(c)	23 - 33 [26]

	Power(f)	182	(192)	Option model	Volatilities(%)(d)	17 - 143 [34]
					Average bid/ask consensus peak and offpeak pricing - forwards/swaps ($/MWh)(d)	21 - 44 [36]
				Discounted Cash Flow	Average bid/ask consensus peak and offpeak pricing - forwards/swaps ($/MWh)(d)	18 - 51 [34]
					Estimated auction price for FTRs ($/MW)(c)	(672) - 7,200 [138]
					Nodal basis ($/MWh)(c)	(6) - (0.50) [(3)]
					Counterparty credit risk(%)(d),(e)	0.06 - 12 [4]
					Ameren credit risk(%)(d),(e)	4 - 5 [5]
				Fundamental energy production model	Estimated future gas prices ($/mmbtu)(c)	4 - 6 [5]
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(c)	5 - 7 [6]

	Uranium	-	(1)	Discounted Cash Flow	Average bid/ask consensus pricing ($/pound)(c)	62 - 63 [62]

Ameren Missouri	Fuel oils	$5	$(2)	Discounted Cash Flow	Escalation rate(%)(c)	0.50 - 0.75 [.65]
					Counterparty credit risk(%)(d),(e)	0.12 - 2 [2]
					Ameren credit risk(%)(d),(e)	5
				Option model	Volatilities(%)(c)	23 - 33 [25]

	Power(f)	31	(5)	Option model	Volatilities(%)(d)	43 - 143 [76]
					Average bid/ask consensus peak and offpeak pricing - ($/MWh)(d)	24 - 32 [27]
				Discounted Cash Flow	Average bid/ask consensus peak and offpeak pricing - forwards/swaps ($/MWh)(d)	21 - 46 [25]
					Estimated auction price for FTRs ($/MW)(c)	(149) - 1,851 [140]
					Nodal basis ($/MWh)(c)	(3) - (0.48) [(2)]
					Counterparty credit risk(%)(d),(e)	0.42 - 12 [7]
					Ameren Missouri credit risk(%)(d),(e)	5

	Uranium	-	(1)	Discounted Cash Flow	Average bid/ask consensus pricing ($/pound)(c)	62 - 63 [62]

Ameren Illinois	Power(f)	$-	$(221)	Discounted Cash Flow	Average bid/ask consensus peak and offpeak pricing - forwards/swaps ($/MWh)(c)	19 - 45 [26]
					Nodal basis ($/MWh)(d)	(4) - (1) [(2)]
					Ameren Illinois credit risk (%)(d),(e)	5
				Fundamental energy production model	Estimated future gas prices ($/mmbtu)(c)	4 - 6 [5]
				Contract price allocation	Estimated renewable energy credit costs ($/credit)(c)	5 - 7 [6]

Genco	Fuel oils	$1	$-	Discounted Cash Flow	Escalation rate(c)	0.50 - 0.78 [0.71]
					Counterparty credit risk (%)(d),(e)	2
					Genco credit risk(%)(d),(e)	23
				Option model	Volatilities (%)(c)	23 - 33 [24]

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.
(b)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.
(d)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.
(e)	Counterparty credit risk is only applied to derivative asset balances. Ameren, Ameren Missouri, Ameren Illinois, and Genco credit risk is only applied to derivative liability balances.

(f)	Power valuations utilize visible third party pricing evaluated by month for peak and off-peak through 2015. Valuations beyond 2015 utilize fundamentally modeled pricing by month for peak and off-peak.

In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing as well as any potential credit enhancements into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. Ameren recorded losses totaling $2 million and less than $1 million in the first six months of 2012 and 2011, respectively, related to valuation adjustments for counterparty default risk. Genco recorded gains of less than $1 million and losses of less than $1 million in the first six months of 2012 and 2011, respectively, related to valuation adjustments for counterparty default risk. At June 30, 2012, the counterparty default risk (asset)/liability valuation adjustment related to derivative contracts totaled $7 million, less than $1 million, $14 million, and less than $1 million for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively. At December 31, 2011, the counterparty default risk (asset)/liability valuation adjustment related to derivative contracts totaled $1 million, less than $1 million, $19 million, and less than $(1) million for Ameren, Ameren Missouri, Ameren Illinois and Genco, respectively.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren(a)	Derivative assets - commodity contracts(b):
	Fuel oils	$12	$-	$6	$18
	Natural gas	5	5	-	10
	Power	-	17	182	199
	Total derivative assets - commodity contracts	$17	$22	$188	$227
	Nuclear Decommissioning Trust Fund(c):
	Cash and cash equivalents	$4	$-	$-	$4
	Equity securities:
	U.S. large capitalization	247	-	-	247
	Debt securities:
	Corporate bonds	-	43	-	43
	Municipal bonds	-	1	-	1
	U.S. treasury and agency securities	-	87	-	87
	Asset-backed securities	-	12	-	12
	Other	-	1	-	1
	Total Nuclear Decommissioning Trust Fund	$251	$144	$-	$395
	Total Ameren	$268	$166	$188	$622
Ameren	Derivative assets - commodity contracts(b):
Missouri	Fuel oils	$7	$-	$5	$12
	Natural gas	2	-	-	2
	Power	-	10	31	41
	Total derivative assets - commodity contracts	$9	$10	$36	$55
	Nuclear Decommissioning Trust Fund(c):
	Cash and cash equivalents	$4	$-	$-	$4
	Equity securities:
	U.S. large capitalization	247	-	-	247
	Debt securities:
	Corporate bonds	-	43	-	43
	Municipal bonds	-	1	-	1
	U.S. treasury and agency securities	-	87	-	87
	Asset-backed securities	-	12	-	12
	Other	-	1	-	1
	Total Nuclear Decommissioning Trust Fund	$251	$144	$-	$395
	Total Ameren Missouri	$260	$154	$36	$450
Ameren	Derivative assets - commodity contracts(b):
Illinois	Natural gas	$-	$2	$-	$2

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Genco	Derivative assets - commodity contracts(b):
	Fuel oils	$4	$-	$1	$5
	Natural gas	2	3	-	5
	Total Genco	$6	$3	$1	$10
Liabilities:
Ameren(a)	Derivative liabilities - commodity contracts(b):
	Coal	$10	$-	$-	$10
	Fuel oils	9	-	2	11
	Natural gas	15	153	-	168
	Power	-	22	192	214
	Uranium	-	-	1	1
	Total Ameren	$34	$175	$195	$404
Ameren	Derivative liabilities - commodity contracts(b):
Missouri	Fuel oils	2	-	2	4
	Natural gas	11	12	-	23
	Power	-	12	5	17
	Uranium	-	-	1	1
	Total Ameren Missouri	$13	$24	$8	$45
Ameren	Derivative liabilities - commodity contracts(b):
Illinois	Natural gas	$2	$142	$-	$144
	Power	-	-	221	221
	Total Ameren Illinois	$2	$142	$221	$365
Genco	Derivative liabilities - commodity contracts(b):
	Coal	$8	$-	$-	$8
	Fuel oils	5	-	-	5
	Natural gas	1	-	-	1
	Total Genco	$14	$-	$-	$14

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	The derivative asset and liability balances are presented net of counterparty credit considerations.
(c)	Balance excludes $(9) million of receivables, payables, and accrued income, net.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren(a)	Derivative assets - commodity contracts(b):
	Fuel oils	$33	$-	$4	$37
	Natural gas	4	-	2	6
	Power	-	2	193	195
	Total derivative assets - commodity contracts	$37	$2	$199	$238
	Nuclear Decommissioning Trust Fund(c):
	Cash and cash equivalents	$3	$-	$-	$3
	Equity securities:
	U.S. large capitalization	234	-	-	234
	Debt securities:
	Corporate bonds	-	44	-	44
	Municipal bonds	-	1	-	1
	U.S. treasury and agency securities	-	65	-	65
	Asset-backed securities	-	10	-	10
	Other	-	1	-	1
	Total Nuclear Decommissioning Trust Fund	$237	$121	$-	$358
	Total Ameren	$274	$123	$199	$596
Ameren	Derivative assets - commodity contracts(b):
Missouri	Fuel oils	$20	$-	$3	$23
	Natural gas	2	-	-	2
	Power	-	1	29	30
	Total derivative assets - commodity contracts	$22	$1	$32	$55

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	Nuclear Decommissioning Trust Fund(c):
	Cash and cash equivalents	$3	$-	$-	$3
	Equity securities:
	U.S. large capitalization	234	-	-	234
	Debt securities:
	Corporate bonds	-	44	-	44
	Municipal bonds	-	1	-	1
	U.S. treasury and agency securities	-	65	-	65
	Asset-backed securities	-	10	-	10
	Other	-	1	-	1
	Total Nuclear Decommissioning Trust Fund	$237	$121	$-	$358
	Total Ameren Missouri	$259	$122	$32	$413
Ameren	Derivative assets - commodity contracts(b):
Illinois	Natural gas	$-	$-	$2	$2
	Power	-	-	77	77
	Total Ameren Illinois	$-	$-	$79	$79
Genco	Derivative assets - commodity contracts(b):
	Fuel oils	$10	$-	$1	$11
	Natural gas	2	-	-	2
	Total Genco	$12	$-	$1	$13
Liabilities:
Ameren(a)	Derivative liabilities - commodity contracts(b):
	Fuel oils	$2	$-	$-	$2
	Natural gas	22	-	176	198
	Power	-	2	78	80
	Uranium	-	-	1	1
	Total Ameren	$24	$2	$255	$281
Ameren	Derivative liabilities - commodity contracts(b):
Missouri	Fuel oils	$1	$-	$-	$1
	Natural gas	12	-	14	26
	Power	-	1	8	9
	Uranium	-	-	1	1
	Total Ameren Missouri	$13	$1	$23	$37
Ameren	Derivative liabilities - commodity contracts(b):
Illinois	Natural gas	7	-	162	169
	Power	-	-	217	217
	Total Ameren Illinois	$7	$-	$379	$386
Genco	Derivative liabilities - commodity contracts(b):
	Fuel oils	$1	$-	$-	$1
	Natural gas	2	-	-	2
	Total Genco	$3	$-	$-	$3

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	The derivative asset and liability balances are presented net of counterparty credit considerations.
(c)	Balance excludes $(1) million of receivables, payables, and accrued income, net.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2012:

	Net derivative commodity contracts
Three Months	Ameren Missouri	Ameren Illinois			Genco	Other(c)		Ameren
Fuel oils:
Beginning balance at April 1, 2012	$7	$	(a	)	$2	$-		$9
Realized and unrealized gains (losses):
Included in earnings(b)	-		(a	)	(2)	-		(2)
Included in regulatory assets/liabilities	(4)		(a	)	(a )	(a	)	(4)
Total realized and unrealized gains (losses)	(4)		(a	)	(2)	-		(6)
Purchases	2		(a	)	1	-		3
Sales	(1)		(a	)	-	-		(1)
Settlements	(1)		(a	)	-	-		(1)
Ending balance at June 30, 2012	$3	$	(a	)	$1	$-		$4
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2012	$(2)	$	(a	)	$-	$-		$(2)

	Net derivative commodity contracts
Three Months	Ameren Missouri	Ameren Illinois			Genco			Other(c)			Ameren
Power:
Beginning balance at April 1, 2012	$20		$(284)			$-			$240		$(24)
Realized and unrealized gains (losses):
Included in earnings(b)	-		-			-			(1)		(1)
Included in OCI	-		-			-			10		10
Included in regulatory assets/liabilities	(4)		(1)			(a	)		(5)		(10)
Total realized and unrealized gains (losses)	(4)		(1)			-			4		(1)
Purchases	22		-			-			6		28
Sales	-		-			-			6		6
Settlements	(11)		64			-			(73)		(20)
Transfers into Level 3	-		-			-			1		1
Transfers out of Level 3	(1)		-			-			1		-
Ending balance at June 30, 2012	$26		$(221)			$-			$185		$(10)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2012	$(1)		$(6)			$-			$8		$1
Uranium:
Beginning balance at April 1, 2012	$(1)	$	(a	)	$	(a	)	$	(a	)	$(1)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	-		(a	)		(a	)		(a	)	-
Total realized and unrealized gains (losses)	-		(a	)		(a	)		(a	)	-
Ending balance at June 30, 2012	$(1)	$	(a	)	$	(a	)	$	(a	)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2012	$-	$	(a	)	$	(a	)	$	(a	)	$-

(a)	Not applicable.
(b)	Net gains and losses on fuel oils and natural gas derivative commodity contracts are recorded in “Operating Expenses - Fuel”, while net gains and losses on power derivative commodity contracts are recorded in “Operating Revenues - Electric”.
(c)	Includes amounts for Merchant Generation nonregistrant subsidiaries and intercompany eliminations, including the elimination of financial power contracts between Ameren Illinois and Marketing Company.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2011:

	Net derivative commodity contracts
Three Months	Ameren Missouri	Ameren Illinois			Genco	Other(c)	Ameren
Fuel oils:
Beginning balance at April 1, 2011	$57	$	(a	)	$29	$10	$96
Realized and unrealized gains (losses):
Included in earnings(b)	-		(a	)	(3)	(2)	(5)
Included in regulatory assets/liabilities	(9)		(a	)	(a )	(a )	(9)
Total realized and unrealized gains (losses)	(9)		(a	)	(3)	(2)	(14)
Purchases	1		(a	)	-	-	1
Settlements	(8)		(a	)	(5)	(2)	(15)
Ending balance at June 30, 2011	$41	$	(a	)	$21	$6	$68
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2011	$(8)	$	(a	)	$(4)	$(2)	$(14)
Natural gas:
Beginning balance at April 1, 2011	$(12)		$(108)		$-	$-	$(120)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(1)		(19)		(a )	(a )	(20)
Total realized and unrealized gains (losses)	(1)		(19)		-	-	(20)
Purchases	-		1		-	-	1
Settlements	2		20		-	-	22
Ending balance at June 30, 2011	$(11)		$(106)		$-	$-	$(117)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2011	$(1)		$(17)		$-	$-	$(18)
Power:
Beginning balance at April 1, 2011	$2		$(325)		$3	$351	$31
Realized and unrealized gains (losses):
Included in earnings(b)	-		-		(1)	(14)	(15)
Included in OCI	-		-		-	5	5
Included in regulatory assets/liabilities	(1)		77		(a )	(10)	66
Total realized and unrealized gains (losses)	(1)		77		(1)	(19)	56

	Net derivative commodity contracts
Three Months	Ameren Missouri	Ameren Illinois			Genco			Other(c)			Ameren
Purchases	$29		$-			$-			$21		$50
Sales	-		-			-			(7)		(7)
Settlements	(6)		44			(1)			(53)		(16)
Transfers into Level 3	-		-			-			1		1
Transfers out of Level 3	1		-			-			1		2
Ending balance at June 30, 2011	$25		$(204)			$1			$295		$117
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2011	$(1)		$68			$(1)			$(7)		$59

Uranium:
Beginning balance at April 1, 2011	$1	$	(a	)	$	(a	)	$	(a	)	$1
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(3)		(a	)		(a	)		(a	)	(3)
Total realized and unrealized gains (losses)	(3)		(a	)		(a	)		(a	)	(3)
Ending balance at June 30, 2011	$(2)	$	(a	)	$	(a	)	$	(a	)	$(2)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2011	$(2)	$	(a	)	$	(a	)	$	(a	)	$(2)

(a)	Not applicable.
(b)	Net gains and losses on fuel oils and natural gas derivative commodity contracts are recorded in Operating Expenses - Fuel, while net gains and losses on power derivative commodity contracts are recorded in Operating Revenues - Electric.
(c)	Includes amounts for Merchant Generation nonregistrant subsidiaries and intercompany eliminations, including the elimination of financial power contracts between Ameren Illinois and Marketing Company.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2012:

	Net derivative commodity contracts
Six Months	Ameren Missouri	Ameren Illinois			Genco		Other(c)		Ameren
Fuel oils:
Beginning balance at January 1, 2012	$3	$	(a	)	$1		$-		$4
Realized and unrealized gains (losses):
Included in earnings(b)	-		(a	)	-		-		-
Included in regulatory assets/liabilities	(2)		(a	)	(a	)	(a	)	(2)
Total realized and unrealized gains (losses)	(2)		(a	)	-		-		(2)
Purchases	2		(a	)	1		-		3
Sales	(1)		(a	)	-		-		(1)
Settlements	(1)		(a	)	-		-		(1)
Transfers into Level 3	2		(a	)	-		-		2
Transfers out of Level 3	-		(a	)	(1)		-		(1)
Ending balance at June 30, 2012	$3	$	(a	)	$1		$-		$4
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2012	$(1)	$	(a	)	$-		$-		$(1)

Natural gas:
Beginning balance at January 1, 2012	$(14)		$(160)		$-		$-		$(174)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(2)		(26)		(a	)	(a	)	(28)
Total realized and unrealized gains (losses)	(2)		(26)		-		-		(28)
Settlements	1		16		-		-		17
Transfer out of Level 3	15		170		-		-		185
Ending balance at June 30, 2012	$-		$-		$-		$-		$-
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2012	$9		$114		$-		$-		$123

Power:
Beginning balance at January 1, 2012	$21		$(140)		$-		$234		$115
Realized and unrealized gains (losses):
Included in earnings(b)	-		-		-		7		7
Included in OCI	-		-		-		34		34
Included in regulatory assets/liabilities	9		(221)		(a	)	44		(168)
Total realized and unrealized gains (losses)	9		(221)		-		85		(127)
Purchases	22		-		-		5		27
Sales	-		-		-		7		7
Settlements	(24)		140		-		(150)		(34)
Transfers into Level 3	-		-		-		1		1

	Net derivative commodity contracts
Six Months	Ameren Missouri	Ameren Illinois			Genco			Other(c)			Ameren
Transfers out of Level 3	(2)		-			-			3		1
Ending balance at June 30, 2012	$26		$(221)			$-			$185		$(10)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2012	$3		$(195	)(d)		$-			$42		$(150)

Uranium:
Beginning balance at January 1, 2012	$(1)	$	(a	)	$	(a	)	$	(a	)	$(1)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	-		(a	)		(a	)		(a	)	-
Total realized and unrealized gains (losses)	-		(a	)		(a	)		(a	)	-
Ending balance at June 30, 2012	$(1)	$	(a	)	$	(a	)	$	(a	)	$(1)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2012	$-	$	(a	)	$	(a	)	$	(a	)	$-

(a)	Not applicable.
(b)	Net gains and losses on fuel oils and natural gas derivative commodity contracts are recorded in “Operating Expenses - Fuel”, while net gains and losses on power derivative commodity contracts are recorded in “Operating Revenues - Electric”.
(c)	Includes amounts for Merchant Generation nonregistrant subsidiaries and intercompany eliminations, including the elimination of financial power contracts between Ameren Illinois and Marketing Company.
(d)	The change in unrealized losses was due to decreases in long-term power prices applied to 20-year Ameren Illinois’ swap contracts, which expire in May 2032.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2011:

	Net derivative commodity contracts
Six Months	Ameren Missouri	Ameren Illinois			Genco	Other(c)	Ameren
Fuel oils:
Beginning balance at January 1, 2011	$30	$	(a	)	$17	$4	$51
Realized and unrealized gains (losses):
Included in earnings(b)	-		(a	)	12	5	17
Included in regulatory assets/liabilities	22		(a	)	(a )	(a )	22
Total realized and unrealized gains (losses)	22		(a	)	12	5	39
Purchases	2		(a	)	-	-	2
Settlements	(13)		(a	)	(8)	(3)	(24)
Ending balance at June 30, 2011	$41	$	(a	)	$21	$6	$68
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2011	$18	$	(a	)	$9	$3	$30

Natural gas:
Beginning balance at January 1, 2011	$(14)		$(134)		$-	$-	$(148)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(1)		(12)		(a )	(a )	(13)
Total realized and unrealized gains (losses)	(1)		(12)		-	-	(13)
Purchases	-		1		-	-	1
Settlements	4		39		-	-	43
Ending balance at June 30, 2011	$(11)		$(106)		$-	$-	$(117)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2011	$1		$8		$-	$-	$9

Power:
Beginning balance at January 1, 2011	$2		$(352)		$3	$383	$36
Realized and unrealized gains (losses):
Included in earnings(b)	-		-		(1)	(17)	(18)
Included in OCI	-		-		-	5	5
Included in regulatory assets/liabilities	6		47		(a )	11	64
Total realized and unrealized gains (losses)	6		47		(1)	(1)	51
Purchases	29		-		-	30	59
Sales	-		-		-	(16)	(16)
Settlements	(12)		101		(1)	(104)	(16)
Transfers into Level 3	(1)		-		-	2	1
Transfers out of Level 3	1		-		-	1	2
Ending balance at June 30, 2011	$25		$(204)		$1	$295	$117
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2011	$-		$64		$(1)	$(4)	$59

	Net derivative commodity contracts
Six Months	Ameren Missouri	Ameren Illinois			Genco			Other(c)			Ameren
Uranium:
Beginning balance at January 1, 2011	$2	$	(a	)	$	(a	)	$	(a	)	$2
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(4)		(a	)		(a	)		(a	)	(4)
Total realized and unrealized gains (losses)	(4)		(a	)		(a	)		(a	)	(4)
Ending balance at June 30, 2011	$(2)	$	(a	)	$	(a	)	$	(a	)	$(2)
Change in unrealized gains (losses) related to assets/liabilities held at June 30, 2011	$(2)	$	(a	)	$	(a	)	$	(a	)	$(2)

(a)	Not applicable.
(b)	Net gains and losses on fuel oils and natural gas derivative commodity contracts are recorded in Operating Expenses - Fuel, while net gains and losses on power derivative commodity contracts are recorded in Operating Revenues - Electric.
(c)	Includes amounts for Merchant Generation nonregistrant subsidiaries and intercompany eliminations, including the elimination of financial power contracts between Ameren Illinois and Marketing Company.

Transfers in or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level but were recategorized to Level 3 because the inputs to the model became unobservable during the period, or (2) existing assets and liabilities that were previously classified as Level 3 but were recategorized to a higher level because the lowest significant input became observable during the period. Transfers out of Level 3 into Level 2 for natural gas derivatives were due to management previously using broker quotations to estimate the fair value of natural gas contracts and changing to estimates based upon exchange closing prices without significant unobservable adjustments in the first quarter of 2012. Estimates of fair value based on exchange closing prices are deemed to be a more accurate approximation of natural gas prices. Transfers between Level 2 and Level 3 for power derivatives and between Level 1 and Level 3 for fuel oils were primarily caused by changes in availability of financial trades observable on electronic exchanges between the period ended June 30, 2012, and the previous reporting periods ended March 31, 2012 and December 31, 2011. Any reclassifications are reported as transfers out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the three and six months ended June 30, 2012, and 2011, there were no transfers between Level 1 and Level 2 related to derivative commodity contracts. The following table summarizes all transfers between fair value hierarchy levels related to derivative commodity contracts for the three and six months ended June 30, 2012, and 2011:

	Three Months		Six Months
	2012	2011	2012	2011
Ameren - derivative commodity contracts:(a)
Transfers into Level 3 / Transfers out of Level 1 - Fuel oils	$-	$-	$2	$-
Transfers out of Level 3 / Transfers into Level 1 - Fuel oils	-	-	(1)	-
Transfers out of Level 3 / Transfers into Level 2 - Natural gas	-	-	185	-
Transfers into Level 3 / Transfers out of Level 2 - Power	1	1	1	1
Transfers out of Level 3 / Transfers into Level 2 - Power	-	2	1	2
Net fair value of Level 3 transfers	$1	$3	$188	$3
Ameren Missouri - derivative commodity contracts:
Transfers into Level 3 / Transfers out of Level 1 - Fuel oils	$-	$-	$2	$-
Transfers out of Level 3 / Transfers into Level 2 - Natural gas	-	-	15	-
Transfers into Level 3 / Transfers out of Level 2 - Power	-	-	-	(1)
Transfers out of Level 3 / Transfers into Level 2 - Power	(1)	1	(2)	1
Net fair value of Level 3 transfers	$(1)	$1	$15	$-
Ameren Illinois - derivative commodity contracts:
Transfers out of Level 3 / Transfers into Level 2 - Natural gas	$-	$-	$170	$-
Genco - derivative commodity contracts:
Transfers out of Level 3 / Transfers into Level 1 - Fuel oils	$-	$-	$(1)	$-

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt and capital lease obligations and preferred stock at June 30, 2012, and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:(a)(b)
Long-term debt and capital lease obligations (including current portion)	$6,857	$7,766	$6,856	$7,800
Preferred stock	142	93	142	92
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$3,950	$4,619	$3,950	$4,541
Preferred stock	80	55	80	55
Ameren Illinois:
Long-term debt (including current portion)	$1,658	$1,984	$1,658	$1,943
Preferred stock	62	38	62	37
Genco:
Long-term debt (including current portion)	$824	$679	$824	$839

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Preferred stock not subject to mandatory redemption of the Ameren subsidiaries along with the 20% noncontrolling interest of EEI is recorded in Noncontrolling Interests on the balance sheet.

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

Put Option Agreement and Guaranty

On March 28, 2012, Genco entered into a put option agreement with AERG. The put option gives Genco the option to sell to AERG all, but not less than all, of the Grand Tower, the Gibson City, and the Elgin energy centers. If Genco exercises the put option, the purchase price for all three energy centers will be the greater of $100 million or the fair market value of the energy centers, as determined by three third-party appraisers in accordance with the terms of the agreement. Upon exercise of the put option, the $100 million minimum purchase price would be payable to Genco within one business day. Genco may exercise the put option at any time from March 28, 2012 through March 28, 2014. The put option may be extended indefinitely for additional one-year periods by agreement of AERG and Genco. If Genco exercises the put option, the closing of the sale of all three energy centers will be subject to the receipt of all necessary regulatory approvals. In exchange for entering into the put option agreement, Genco paid AERG a put option premium of $2.5 million. The put option premium paid by Genco was recorded as an “Other asset” on Genco’s consolidated balance sheet and is being amortized over two years. The amortization expense is eliminated in the consolidation of Ameren’s financial statements.

The put option agreement requires AERG to secure and maintain an Ameren guaranty of payment of contingent obligations under the agreement. Ameren and AERG entered into such a guaranty agreement on March 28, 2012. The guaranty shall remain in effect until either AERG or Ameren satisfies all of the payment obligations under the put option agreement, or the put option agreement is terminated and no further payments are owed by AERG to Genco. As of June 30, 2012, Genco had not exercised the put option.

Intercompany Transfers

In June 2012, Genco transferred various assets from the Hutsonville and Meredosia energy centers to AERG. Both of the energy centers were retired in 2011. Genco recorded an intercompany receivable in the amount of less than $1 million at June 30, 2012. The transfer of the assets was accounted for as a transaction between entities under common control; therefore, Genco did not recognize a gain on the transfer, and upon consolidation Ameren recorded the assets at carrying value.

Electric Power Supply Agreements

During the second quarter of 2012, Ameren Illinois used a RFP process, administered by the IPA, to contract capacity for the period from June 1, 2012, through May 31, 2015. Both Marketing Company and Ameren Missouri were among the winning suppliers in the capacity RFP process. In April 2012, Marketing Company contracted to supply a portion of Ameren Illinois’ capacity requirements for less than $1 million and $4 million for the 12 months ending May 31, 2013 and 2015, respectively. In April 2012, Ameren Missouri contracted to supply a portion of Ameren Illinois’ capacity requirements for $1 million and $3 million for the 12 months ending May 31, 2014 and 2015, respectively.

Collateral Postings

Under the terms of the Illinois power procurement agreements entered into through a RFP process administered by the IPA, suppliers must post collateral under certain market conditions to protect Ameren Illinois in the event of nonperformance. The collateral postings are unilateral, meaning that only the suppliers would be required to post collateral. Therefore, Ameren Missouri, as a winning supplier of capacity, and Marketing Company, as a winning supplier of capacity and financial energy swaps, may be required to post collateral. As of December 31, 2011 and June 30, 2012, there were no collateral postings required of Ameren Missouri or Marketing Company related to the Illinois power procurement agreements.

Marketing Company Sale of Trade Receivables to Ameren Illinois

In accordance with the Illinois Public Utilities Act, Ameren Illinois is required to purchase alternative retail electric suppliers’ receivables relating to Ameren Illinois’ delivery service customers who elected to receive power supply from the alternative retail electric supplier. Beginning in June 2012, Marketing Company sold and Ameren Illinois purchased trade receivables relating to the power supply of residential customers using Marketing Company as their alternative retail electric supplier. Marketing Company has no continuing involvement with or control over the trade receivables after the sale is completed to Ameren Illinois, and neither company has any restrictions on the assets associated with these purchase and sale transactions. As of June 30, 2012, Ameren Illinois’ payable to Marketing Company for the purchase of trade receivables totaled less than $1 million. For the six months ended June 30, 2012 Ameren Illinois purchased less than $1 million of trade receivables from Marketing Company. Marketing Company’s receivable from Ameren Illinois as well as Ameren Illinois’ payable to Marketing Company are eliminated in the consolidated Ameren Corporation’s financial statements.

Money Pools

See Note 3 - Short-term Debt and Liquidity for a discussion of affiliate borrowing arrangements.

The following table presents the impact on Ameren Missouri, Ameren Illinois and Genco of related party transactions for the three and six months ended June 30, 2012, and 2011. It is based primarily on the agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item 8, of the Form 10-K, and the money pool arrangements discussed in Note 3 - Short-term Debt and Liquidity of this report.

			Three Months									Six Months
Agreement	Income Statement Line Item		Ameren Missouri			Ameren Illinois			Genco			Ameren Missouri			Ameren Illinois			Genco
Genco and EEI power supply	Operating Revenues	2012	$	(a	)	$	(a	)		$193		$	(a	)	$	(a	)		$386
agreements with Marketing Company		2011		(a	)		(a	)		242			(a	)		(a	)		482
Ameren Missouri and Ameren Illinois	Operating Revenues	2012		4			(b	)		(a	)		8			(b	)		(a	)
rent and facility services		2011		4			(b	)		(a	)		8			(b	)		(a	)
Ameren Missouri and Genco gas	Operating Revenues	2012		(b	)		(a	)		(b	)		(b	)		(a	)		(b	)
transportation agreement		2011		(b	)		(a	)		(b	)		(b	)		(a	)		(b	)
Total Operating Revenues		2012		$4		$	(b	)		$193			$8		$	(b	)		$386
		2011		4			(b	)		242			8			(b	)		482
Ameren Illinois power supply	Purchased Power	2012	$	(a	)		$72		$	(a	)	$	(a	)		$160		$	(a	)
agreements with Marketing Company		2011		(a	)		48			(a	)		(a	)		94			(a	)
EEI power supply agreement with	Purchased Power	2012		(a	)		(a	)		(b	)		(a	)		(a	)		(b	)
Marketing Company		2011		(a	)		(a	)		12			(a	)		(a	)		12
Total Purchased Power		2012	$	(a	)		$72		$	(b	)	$	(a	)		$160		$	(b	)
		2011		(a	)		48			12			(a	)		94			12
Ameren Services support services	Other Operations	2012		$27			$22			$5			$55			$45			$10
agreement	and Maintenance	2011		28			21			4			59			45			10
Insurance premiums(c)	Other Operations	2012		(b	)		(a	)		(a	)		(b	)		(a	)		(a	)
	and Maintenance	2011		(b	)		(a	)		(a	)		(b	)		(a	)		(a	)
Total Other Operations and		2012		$27			$22			$5			$55			$45			$10
Maintenance Expenses		2011		28			21			4			59			45			10
Money pool borrowings (advances)	Interest Charges	2012		$-		$	(b	)	$	(b	)		$-		$	(b	)	$	(b	)
		2011		-			-			(b	)		-			-			(b	)

(a)	Not applicable.
(b)	Amount less than $1 million.
(c)	Represents insurance premiums paid to an affiliate for replacement power, property damage and terrorism coverage.

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

Callaway Energy Center

The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at June 30, 2012. The property coverage and the nuclear liability coverage must be renewed on April 1 and January 1, respectively, of each year.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$375		$-
Pool participation	12,219	(a)	118	(b)
	$12,594	(c)	$118
Property damage:
Nuclear Electric Insurance Ltd.	$2,750	(d)	$23
Replacement power:
Nuclear Electric Insurance Ltd	$490	(e)	$9
Energy Risk Assurance Company	$64	(f)	$-

(a)	Provided through mandatory participation in an industrywide retrospective premium assessment program.
(b)	Retrospective premium under Price-Anderson. This is subject to retrospective assessment with respect to a covered loss in excess of $375 million in the event of an incident at any licensed United States commercial reactor, payable at $17.5 million per year.
(c)	Limit of liability for each incident under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended. A company could be assessed up to $118 million per incident for each licensed reactor it operates with a maximum of $17.5 million per incident to be paid in a calendar year for each reactor. This limit is subject to change to account for the effects of inflation and changes in the number of licensed reactors.
(d)	Provides for $500 million in property damage and decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million primary coverage.
(e)	Provides the replacement power cost insurance in the event of a prolonged accidental outage at our nuclear energy center. Weekly indemnity up to $4.5 million for 52 weeks, which commences after the first eight weeks of an outage, plus up to $3.6 million per week for a minimum of 71 weeks thereafter for a total not exceeding the policy limit of $490 million.
(f)	Provides the replacement power cost insurance in the event of a prolonged accidental outage at our nuclear energy center. The coverage commences after the first 52 weeks of insurance coverage from Nuclear Electric Insurance Ltd. and is for a weekly indemnity of $900,000 for 71 weeks in excess of the $3.6 million per week set forth above. Energy Risk Assurance Company is an affiliate and has reinsured this coverage with third-party insurance companies. See Note 8 - Related Party Transactions for more information on this affiliate transaction.

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

Genco’s commitments for the procurement of natural gas have materially increased from amounts previously disclosed as of December 31, 2011. The following table presents our total estimated natural gas commitments at June 30, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total
Ameren	$211	$367	$241	$131	$53	$132	$1,135
Genco	16	34	3	2	-	-	55

In the second quarter of 2012, Ameren Illinois used a RFP process, administered by the IPA, to contract capacity and energy products for the period from June 1, 2012, through May 31, 2015. Ameren Illinois contracted to purchase approximately 48,000 MWs of capacity for approximately $15 million during this period. Ameren Illinois contracted to purchase approximately 612,000 megawatthours of energy products for approximately $17 million during this period.

Previously, Ameren Illinois entered into an agreement to purchase approximately 15.5 billion cubic feet of synthetic natural gas annually over a 10-year period beginning in 2016 for its natural gas customers. The agreement was entered into pursuant to an Illinois law, which became effective August 2, 2011. Ameren Illinois’ obligations under the agreement were contingent on the counterparty reaching certain milestones during the project development and the construction of the plant that was to produce the synthetic natural gas. The counterparty failed to meet certain milestones during the second quarter of 2012 and, accordingly, the contract was terminated.

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

The estimates in the table below contain all of the known capital costs to comply with existing environmental regulations and our assessment of the potential impacts of the EPA’s proposed regulation for CCR, the finalized MATS, the stayed CSAPR as currently designed, and the revised national ambient air quality standards for SO2 and NOx emissions as of June 30, 2012. The estimates in the table below assume that CCR will continue to be regarded as nonhazardous. The estimates in the table below do not include the impacts of regulations proposed by the EPA under the Clean Water Act in March 2011 regarding cooling water intake structures as our evaluation of those impacts is ongoing. The estimates shown in the table below could change significantly depending upon a variety of factors including:

•	additional or modified federal or state requirements;

•	regulation of greenhouse gas emissions;

•	whether AER is granted a variance to extend compliance dates for SO2 emission levels contained within the MPS for five years until December 31, 2020;

•	new national ambient air quality standards or changes to existing standards for ozone, fine particulates, SO2, and NOx emissions;

•	additional rules governing air pollutant transport;

•	finalized regulations under the Clean Water Act;

•	CCR being classified as hazardous;

•	whether the CSAPR is implemented and whether any modifications are made to its existing requirements;

•	new technology;

•	expected power prices;

•	variations in costs of material or labor; and

•	alternative compliance strategies or investment decisions.

	2012	2013 - 2016			2017 - 2021			Total
AMO(a)	$55	$325	-	$400	$845	-	$1,030	$1,225	-	$1,485
Genco	150	100	-	125	245	-	295	495	-	570
AERG	5	20	-	25	80	-	100	105	-	130
Ameren	$210	$445	-	$550	$1,170	-	$1,425	$1,825	-	$2,185

(a)	Ameren Missouri’s expenditures are expected to be recoverable from ratepayers.

The decision to make pollution control equipment investments at our Merchant Generation business depends on whether the expected future market price for power reflects the increased cost for environmental compliance. During early 2012, the observable market price for power for delivery in the current year and in future years sharply declined below 2011 levels primarily because of declining natural gas prices, as well as the impact from the stay of the CSAPR. As a result of this sharp decline in the market price for power, as well as uncertain environmental regulations, Genco decelerated the construction of two scrubbers at its Newton energy center. These scrubbers were originally expected to be installed in late 2013 and early 2014. The ultimate installation of these scrubbers, now estimated to occur between 2017 and 2021 in the table above, has been postponed until such time as the incremental investment necessary for completion is justified by visible market conditions. However, Genco will continue to incur capital costs related to the construction of these scrubbers. The table above includes Genco’s estimated costs of approximately $150 million in 2012 and approximately $20 million annually, excluding capitalized interest, from 2013 through 2016 for the construction of the two scrubbers. In addition to Genco’s reduction in estimated capital expenditures, AERG deferred precipitator upgrades at its E.D. Edwards energy center beyond 2016. Based on current environmental rules and regulations, if Merchant Generation and Genco do not complete these environmental upgrades by the beginning of 2015, Merchant Generation and Genco may need to reduce generation output at their energy centers to meet applicable emissions requirements. To achieve flexibility in its efforts to comply with the MPS by 2015, AER filed a request for a variance with the Illinois Pollution Control Board to extend certain compliance dates as discussed in more detail below. If Merchant Generation is not granted a variance to extend compliance dates for SO2 emission levels contained within the MPS, it is probable that Merchant Generation will have to mothball two of its unscrubbed coal-fired energy centers beginning in 2015.

The following sections describe the more significant environmental rules that affect or could affect our operations.

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

For Missouri and Illinois, emission reductions were required in two phases beginning in 2012, with further reductions in 2014. With the CSAPR, the EPA adopted a cap-and-trade approach that allows intrastate and limited interstate trading of emission allowances with other sources within the same program, that is, in the SO2 program, in the annual NOx, and in the ozone season NOx program. Multiple legal challenges were filed requesting to have CSAPR partially or entirely vacated and to stay the implementation of the CSAPR while the court considers the challenges. On December 30, 2011, the United States Court of Appeals for the District of Columbia issued a stay of the CSAPR. The stay does not invalidate the rule, but only delays its implementation until a final court ruling is issued. The United States Court of Appeals for the District of Columbia has expedited its consideration of the challenges to the regulation. The ultimate outcome of the challenges to the regulation is uncertain. The court could uphold CSAPR or remand it back to the EPA for partial or entire revision. Until the CSAPR appeal process is concluded, the EPA will continue to administer the CAIR.

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

Separately, on June 15, 2012, the EPA proposed to make more stringent the national ambient air quality standard for fine particulate matter. Under the proposed standard, the EPA and states would develop control measures designed to reduce the emission of fine particulate matter below required levels. Such measures may or may not apply to power plants. The EPA expects to issue a final standard for fine particulate matter by the end of 2012, which would require each state to achieve compliance with the final standard by 2020. In September 2011, the EPA announced that it was implementing the 2008 national ambient air quality standard for ozone. The EPA is required to revisit this standard for ozone again in 2013. The state of Illinois and the state of Missouri will be required to develop separate attainment plans to comply with the new ambient air quality standards for ozone and fine particulate matter. Ameren, Ameren Missouri and Genco continue to assess the impacts of these new standards.

Ameren Missouri’s current environmental compliance plan for air emissions from its energy centers includes burning ultra-low-sulfur coal and installing new or optimizing existing pollution control equipment. In July 2011, Ameren Missouri contracted to procure significantly higher volumes of lower-sulfur-content coal than Ameren Missouri’s energy centers have historically burned, which will allow Ameren Missouri to eliminate or postpone capital expenditures for pollution control equipment. In 2010, Ameren Missouri completed the installation of two scrubbers at its Sioux energy center to reduce SO2 emissions. Currently, Ameren Missouri’s compliance plan assumes the installation of two scrubbers within its coal-fired fleet during the next 10 years and precipitator upgrades at multiple energy centers. However, Ameren Missouri is currently evaluating its operations and options to determine how to comply with the additional emission reductions required by 2014 under the CSAPR, if ultimately implemented, the MATS, and other recently finalized or proposed EPA regulations.

Genco and AERG expect to install additional, or optimize existing, pollution control equipment, or modify or cease energy center operations to meet new and incremental emission reduction requirements under the MPS, the MATS, and the CSAPR as they become effective. Under the MPS, Illinois generators are required to reduce mercury, SO2, and NOx emissions by 2015. In May 2012, AER filed a request for a variance with the Illinois Pollution Control Board to extend compliance dates for SO2 emission levels contained within the MPS for five years until December 31, 2020. In exchange for delaying compliance with these emission levels through 2020, AER has proposed a plan that restricts its SO2 emissions through 2014 to levels lower than those required by the existing MPS, offsetting any environmental impact from the variance. AER has indicated to the Illinois Pollution Control Board that if a variance is not granted, or power prices do not materially increase, it is probable that the Merchant Generation segment will have to mothball two of its unscrubbed coal-fired energy centers beginning in 2015. AER expects a decision from the Illinois Pollution Control Board by the end of September 2012. To comply with the existing MPS and other air emissions laws and regulations, Genco and AERG are installing equipment designed to reduce their emissions of mercury, NOx, and SO2. Genco and AERG have installed a total of three scrubbers at two energy centers. Two additional scrubbers are being constructed at Genco’s Newton energy center. As discussed above, the timing of the installation of these scrubbers, as well as precipitator upgrades at AERG’s E.D. Edwards energy center, has been delayed. Merchant Generation and Genco will continue to review and adjust their compliance plans in light of evolving outlooks for power and capacity prices, delivered fuel costs, environmental standards and compliance technologies, among other factors.

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

Emission Allowances

The Clean Air Act created marketable commodities called emission allowances under the acid rain program, the NOx budget trading program, the CAIR, and the CSAPR. With the CSAPR, the EPA adopted a cap-and-trade approach that allows intrastate and limited interstate trading of emission allowances with other sources within the same program, that is, either the SO2, annual NOx, or ozone season NOx programs. As noted above, on December 30, 2011, the United States Court of Appeals for the District of Columbia issued a stay of the CSAPR. Until the CSAPR appeal process is concluded, the EPA will continue to administer the CAIR, including its allowance program.

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

Global Climate Change

State and federal authorities, including the United States Congress, have considered initiatives to limit greenhouse gas emissions and to address global climate change. Potential impacts from any climate change legislation or regulation could vary, depending upon proposed CO2 emission limits, the timing of implementation of those limits, the method of distributing any allowances, the degree to which offsets are allowed and available, and provisions for cost-containment measures, such as a “safety valve” provision that provides a maximum price for emission allowances. As a result of our fuel portfolio, our emissions of greenhouse gases vary among our energy centers, but coal-fired power plants are significant sources of CO2. The enactment of a climate change law could result in a significant rise in household costs, and rates for electricity could rise significantly. The burden could fall particularly hard on electricity consumers and upon the economy in the Midwest because of the region’s reliance on electricity generated by coal-fired power plants. Natural gas emits about half as much CO2 as coal when burned to produce electricity. Therefore, climate change regulation could cause the conversion of coal-fired power plants to natural gas, or the construction of new natural gas plants to replace coal-fired power plants. As a result, economywide shifts to natural gas as a fuel source for electricity generation also could affect the cost of heating for our utility customers and many industrial processes that use natural gas.

In December 2009, the EPA issued its “endangerment finding” under the Clean Air Act, which stated that greenhouse gas emissions, including CO2, endanger human health and welfare and that emissions of greenhouse gases from motor vehicles contribute to that endangerment. In March 2010, the EPA issued a determination that greenhouse gas emissions from stationary sources, such as power plants, would be subject to regulation under the Clean Air Act effective the beginning of 2011. As a result of these actions, we are required to consider the emissions of greenhouse gases in any air permit application.

Recognizing the difficulties presented by regulating at once virtually all emitters of greenhouse gases, the EPA finalized the “Tailoring Rule,” which established new higher thresholds beginning in January 2011, for regulating greenhouse gas emissions from stationary sources, such as power plants. The rule requires any source that already has an operating permit to have greenhouse-gas-specific provisions added to its permits upon renewal. Currently, all Ameren energy centers have operating permits that, when renewed, may be modified to address greenhouse gas emissions. The Tailoring Rule also provides that if projects performed at major sources result in an increase in emissions of greenhouse gases over an applicable annual threshold, such projects could trigger permitting requirements under the NSR programs and the application of best available control technology, if any, to control greenhouse gas emissions. New major sources are also required to obtain such a permit and to install the best available control technology if their greenhouse gas emissions exceed the applicable emissions threshold.

The extent to which the Tailoring Rule could have a material impact on our energy centers depends upon how state agencies apply the EPA’s guidelines as to what constitutes the best available control technology for greenhouse gas emissions from power plants and whether physical changes or changes in operations subject to the rule occur at our energy centers. In June 2012, the United States Court of Appeals for the District of Columbia upheld the Tailoring Rule.

Separately, on March 27, 2012, the EPA issued the proposed Carbon Pollution Standard for New Power Plants. This proposed NSPS for greenhouse gas emissions would apply only to new fossil-fuel fired electric energy centers and therefore does not impact any of Ameren’s, Ameren Missouri’s, or Genco’s existing energy centers. Ameren anticipates this proposed rule, if enacted, could make the construction of new coal-fired energy centers in the United States prohibitively expensive. A final rule is expected in 2012. Any federal climate change legislation that is enacted may preempt the EPA’s regulation of greenhouse gas emissions, including the Tailoring Rule and the Carbon Pollution Standard for New Power Plants, particularly as it relates to power plant greenhouse gas emissions.

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

Recent federal court decisions have considered the application of common law causes of action, such as nuisance, to address damages resulting from global climate change. In March 2012, the United States District Court for the Southern District of Mississippi dismissed the Comer v. Murphy Oil lawsuit, which alleged CO2 emissions from several industrial companies, including Ameren Missouri and Genco, created the atmospheric conditions that intensified Hurricane Katrina, thereby causing property damage. The case has been appealed to the appellate court.

The impact on us of future initiatives related to greenhouse gas emissions and global climate change is unknown. Compliance costs could increase as future federal legislative, federal regulatory, and state-sponsored initiatives to control greenhouse gases continue to progress, making it more likely that some form of greenhouse gas emissions control will eventually be required. Since these initiatives continue to evolve, the impact on our coal-fired energy centers and our customers’ costs is unknown, but could result in significant increases in our capital expenditures and operating costs. The compliance costs could be prohibitive at some of our energy centers as the expected return from these investments, at current market prices for energy and capacity, might not justify the required capital expenditures or their continued operation, which could result in the impairment of long-lived assets.

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

Commencing in 2005, Genco received a series of information requests from the EPA pursuant to Section 114(a) of the Clean Air Act. The requests sought detailed operating and maintenance history data with respect to Genco’s Coffeen, Hutsonville, Meredosia, Newton, and Joppa energy centers and AERG’s E.D. Edwards and Duck Creek energy centers. In April and June 2012, the EPA issued additional Section 114(a) requests to Genco regarding projects at its Newton and Joppa energy centers. Genco is in the process of responding to the 2012 information requests. In August 2012, Genco received a Notice of Violation from the EPA alleging violations of permitting requirements and of Title V of the Clean Air Act. The EPA contends that projects performed in 1997, 2006, and 2007 at Genco’s Newton energy center violated federal law. Genco believes its defenses to the allegations described the Notice of Violation are meritorious. Ameren and Genco are unable to predict the outcome of this matter and whether EPA will address this Notice of Violation administratively or through litigation.

Following the issuance of a Notice of Violation, in January 2011, the Department of Justice on behalf of the EPA filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The EPA’s complaint alleges that in performing projects at its Rush Island coal-fired energy center, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2012, the United States District Court granted, in part, Ameren

Missouri’s motion to dismiss various aspects of the EPA’s penalty claims. The EPA’s claims for injunctive relief, including to require the installation of pollution control equipment, remain. At present, the complaint does not include Ameren Missouri’s other coal-fired energy centers, but the EPA has issued Notices of Violation under its NSR enforcement initiative against Ameren Missouri’s Labadie, Meramec, and Sioux coal-fired energy centers. Litigation of this matter could take many years to resolve. Ameren Missouri believes its defenses to the allegations described in the complaint as well as the Notices of Violation are meritorious. Ameren Missouri will defend itself vigorously. However, there can be no assurances that it will be successful in its efforts.

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

Clean Water Act

In March 2011, the EPA announced a proposed rule applicable to cooling water intake structures at existing power plants that have the ability to withdraw more than 2 million gallons of water per day from a body of water and use at least 25 percent of that water exclusively for cooling. Under the proposed rule, affected facilities would be required either to meet mortality limits for aquatic life impinged on the plant’s intake screens or to reduce intake velocity to 0.5 feet per second. The proposed rule also requires plants to meet site-specific entrainment standards or to reduce the cooling water intake flow commensurate with the intake flow of a closed-cycle cooling system. The final rule is scheduled to be issued in July 2013, with compliance expected within eight years thereafter. All coal-fired, nuclear, and combined cycle energy centers at Ameren, Ameren Missouri and Genco with cooling water systems are subject to this proposed rule. The proposed rule did not mandate cooling towers at existing facilities, as other technology options potentially could meet the site-specific standards. Ameren, Ameren Missouri and Genco are currently evaluating the proposed rule, and their assessment of the proposed rule’s impacts is ongoing. Therefore, we cannot predict at this time the capital or operating costs associated with compliance. The proposed rule could have an adverse effect on our results of operations, financial position, and liquidity if its implementation requires the installation of cooling towers at our energy centers.

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

Remediation

We are involved in a number of remediation actions to clean up hazardous waste sites as required by federal and state law. Such statutes require that responsible parties fund remediation actions regardless of their degree of fault, the legality of original disposal, or the ownership of a disposal site. Ameren Missouri and Ameren Illinois have each been identified by the federal or state governments as a potentially responsible party (PRP) at several contaminated sites. Several of these sites involve facilities that were transferred by our rate-regulated utility operations in Illinois to Genco in May 2000 and to AERG in October 2003. As part of each transfer, Ameren Illinois contractually agreed to indemnify Genco and AERG for remediation costs associated with pre-existing environmental contamination at the transferred sites.

As of June 30, 2012, Ameren and Ameren Illinois owned or were otherwise responsible for 44 former MGP sites in Illinois. These are in various stages of investigation, evaluation, and remediation. Based on current estimated plans, Ameren and Ameren Illinois could substantially conclude remediation efforts at most of these sites by 2015. The ICC permits Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently and properly incurred. Costs are subject to annual review by the ICC.

As of June 30, 2012, Ameren and Ameren Missouri own or are otherwise responsible for 10 MGP sites in Missouri and one site in Iowa. Ameren Missouri does not currently have a rate rider mechanism that permits recovery of remediation costs associated with MGP sites from utility customers. Ameren Missouri does not have any retail utility operations in Iowa that would provide a source of recovery of these remediation costs.

The following table presents, as of June 30, 2012, the estimated probable obligation to remediate these MGP sites.

	Estimate
	Low	High	Recorded Liability(a)
Ameren	$102	$181	$102
Ameren Missouri	3	4	3
Ameren Illinois	99	177	99

(a)	Recorded liability represents the estimated minimum probable obligations, as no other amount within the range was a better estimate.

Ameren Illinois is responsible for the cleanup of a former coal ash landfill in Coffeen, Illinois. As of June 30, 2012, Ameren Illinois estimated that obligation at $0.5 million to $6 million. Ameren Illinois recorded a liability of $0.5 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate. Ameren Illinois is also responsible for the cleanup of a landfill, underground storage tanks, and a water treatment plant in Illinois. As of June 30, 2012, Ameren Illinois recorded a liability of $0.8 million to represent its estimate of the obligation for these sites.

Ameren Missouri has responsibility for the investigation and potential cleanup of two waste sites in Missouri as a result of federal agency mandates. One of the cleanup sites is a former coal tar distillery located in St. Louis, Missouri. In 2008, the EPA issued an administrative order to Ameren Missouri pertaining to this distillery operated by Koppers Company or its predecessor and successor companies. Ameren Missouri is the current owner of the site, but Ameren Missouri did not conduct any of the manufacturing operations involving coal tar or its byproducts. Ameren Missouri, along with two other PRPs, is currently performing a site investigation. As of June 30, 2012, Ameren Missouri estimated its obligation at $2 million to $5 million. Ameren Missouri recorded a liability of $2 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate. Ameren Missouri’s other active federal agency-mandated cleanup site in Missouri is a site in Cape Girardeau. Ameren Missouri was a customer of an electrical equipment repair and disposal company that previously operated a facility at this site. A trust was established in the early 1990s by several businesses and governmental agencies to fund the cleanup of this site, which was completed in 2005. Ameren Missouri anticipates this trust fund will be sufficient to complete the remaining adjacent off-site cleanup and therefore has no recorded liability at June 30, 2012, related to this site.

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

The Sauget Area 2 investigations overseen by the EPA have been completed. The results have been submitted to the EPA, and a record of decision is expected in 2012. Once the EPA has selected a remedy, if any, it would begin negotiations with various PRPs regarding implementation. Over the last several years, numerous other parties have joined the PRP group. In addition, Pharmacia Corporation and Monsanto Company have agreed to assume the liabilities related to Solutia’s former chemical waste landfill in the Sauget Area 2. As of June 30, 2012, Ameren Missouri estimated its obligation at $0.3 million to $10 million. Ameren Missouri recorded a liability of $0.3 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate.

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

Ameren Missouri included certain capitalized costs associated with enhancements, or costs that would have been incurred absent the breach, at the rebuilt Taum Sauk energy center not recovered from property insurers in an electric rate case filing. However, in its July 2011 rate order, the MoPSC disallowed all of these capitalized costs associated with the rebuilding of the Taum Sauk energy center. See Note 2 - Rate and Regulatory Matters for additional information about the appeal of the MoPSC’s July 2011 electric rate order.

Ameren Missouri had liability insurance coverage for the Taum Sauk incident, subject to certain limits and deductibles. As of June 30, 2012, Ameren Missouri had an insurance receivable balance subject to liability coverage of $68 million.

In June 2010, Ameren Missouri sued an insurance company that was providing Ameren Missouri with liability coverage on the date of the Taum Sauk incident. In the litigation, filed in the United States District Court for the Eastern District of Missouri, Ameren Missouri claimed the insurance company breached its duty to indemnify Ameren Missouri for the losses experienced from the incident. In January 2011, the court ruled that the parties must first pursue alternative dispute resolution under the terms of their coverage agreement. In February 2011, Ameren Missouri filed an appeal of the January ruling with the United States Court of Appeals for the Eighth Circuit, seeking the ability to pursue resolution of this dispute outside of a dispute resolution process under the terms of its coverage agreement. The United States Court of Appeals is expected to issue a decision during 2012. Separately, in April 2012, Ameren Missouri sued a different insurance company that was providing Ameren Missouri with liability coverage on the date of the Taum Sauk incident. In the April 2012 litigation, which is pending in the U.S. District Court for the Eastern District of Missouri, Ameren Missouri claimed the insurance company breached its duty to indemnify Ameren Missouri for the losses experienced from the incident.

Until Ameren’s remaining liability insurance claims and the related litigation are resolved, we are unable to determine the total impact the breach could have on Ameren’s and Ameren Missouri’s results of operations, financial position, and liquidity beyond those amounts already recognized.

Asbestos-related Litigation

Ameren, Ameren Missouri, Ameren Illinois and EEI have been named, along with numerous other parties, in a number of lawsuits filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The total number of defendants named in each case varies, with as many as 272 parties named in some pending cases and as few as two in others. In the cases pending as of June 30, 2012, the average number of parties was 79.

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

The following table presents the pending asbestos-related lawsuits filed against the Ameren Companies as of June 30, 2012:

Ameren	Ameren Missouri	Ameren llinois	Genco	Total(a)
4	69	91	(b)	115

(a)	Total does not equal the sum of the subsidiary unit lawsuits because some of the lawsuits name multiple Ameren entities as defendants.
(b)	As of June 30, 2012, eight asbestos-related lawsuits were pending against EEI. The general liability insurance maintained by EEI provides coverage with respect to liabilities arising from asbestos-related claims.

At June 30, 2012, Ameren, Ameren Missouri, Ameren Illinois and Genco had liabilities of $21 million, $8 million, $13 million, and $- million, respectively, recorded to represent their estimate of their obligations related to asbestos claims.

Ameren Illinois has a tariff rider which permits recovery from customers within IP’s historical service territory of asbestos-related litigation claims that occurred within IP’s historical service territory. The rider can recover the costs of asbestos-related litigation claims, subject to the following terms: 90% of cash expenditures in excess of the amount included in base electric rates are to be recovered from a trust fund that was established when Ameren acquired IP. At June 30, 2012, the trust fund balance was $23 million, including accumulated interest. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the trust fund. Once the trust fund is depleted, 90% of allowed cash expenditures in excess of base rates will be recovered through charges assessed to customers under the tariff rider.

Illinois Sales and Use Tax Exemptions and Credits

In Exelon Corporation v. Department of Revenue, the Illinois Supreme Court decided in 2009 that electricity is tangible personal property for purposes of the Illinois income tax investment credit. In March 2010, the United States Supreme Court refused to hear an appeal of the case, and the decision became final. During the second quarter of 2010, Genco, including EEI, and AERG began claiming Illinois sales and use tax exemptions and credits for purchase transactions related to their generation operations. The primary basis for those claims is that the determination in the Exelon case that electricity is tangible personal property applies to sales and use tax manufacturing exemptions and credits. On November 2, 2011, EEI received a notice of proposed tax liability, documenting the state of Illinois’ position that EEI did not qualify for the manufacturing exemption it used during 2010. EEI is challenging the state of Illinois’ position. In December 2011, EEI filed a request for review by the Informal Conference Board of the Illinois Department of Revenue. Ameren and Genco do not believe that it is probable that the state of Illinois will prevail and therefore have not recorded a charge to earnings for the loss contingency. From the second quarter of 2010 through December 31, 2011, Ameren and Genco claimed manufacturing exemptions and credits of $27 million and $19 million, respectively, which represents the maximum potential tax liability to Ameren and Genco.

Genco, including EEI, and AERG do not anticipate utilizing any additional manufacturing exemptions or credits in 2012, pending discussions with the Illinois Department of Revenue, and therefore will pay use tax on the applicable purchases. Each company, however, is reserving the right to apply for applicable refunds at a later date.

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

In view of the federal government’s efforts to terminate the Yucca Mountain program, the Nuclear Energy Institute, a number of individual utilities, and the National Association of Regulatory Utility Commissioners sued the DOE in the United States Court of Appeals for the District of Columbia Circuit seeking the suspension of the one mill nuclear waste fee, alleging that the DOE failed to undertake an appropriate fee adequacy review reflecting the current unsettled state of the nuclear waste program. In a June 1, 2012 decision, the court ruled that DOE’s fee adequacy review was legally inadequate and remanded the matter to the DOE. While the court ruled it has the power to direct the DOE to suspend the fee, the court decided that it was premature to do so. Instead, the court ordered the DOE to respond to its remand within six months. The DOE’s delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operation of the energy center.

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

In December 2011, Ameren Missouri filed a license extension application with the NRC to extend its Callaway energy center’s operating license from 2024 to 2044. There is no date by which the NRC must act in this application. Among the rules that the NRC has historically relied upon in approving license extensions are rules dealing with the storage of spent nuclear fuel at the reactor site and with the NRC’s confidence that permanent disposal of spent nuclear fuel will be available when needed. In a June 8, 2012 decision, the United States Court of Appeals for the District of Columbia Circuit vacated these rules, holding that the NRC’s obligations under the National Environmental Policy Act required a more thorough environmental analysis in support of the NRC’s waste confidence decision. On June 18, 2012, a number of groups petitioned the NRC to suspend final licensing decisions in certain NRC licensing proceedings, including the Callaway license extension, until the NRC completed its proceedings on the vacated rules. The petition is pending. If the Callaway energy center’s license is extended, additional spent fuel storage will be required. Ameren Missouri plans to install a dry spent fuel storage facility at its Callaway energy center and intends to begin transferring spent fuel assemblies to this facility by 2020.

Electric utility rates charged to customers provide for the recovery of the Callaway energy center’s decommissioning costs, which include decontamination, dismantling, and site restoration costs, over an assumed 40-year life of the nuclear center, ending with the expiration of the energy center’s current operating license in 2024. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Decommissioning costs are included in the costs of service used to establish electric rates for Ameren Missouri’s customers. These costs amounted to $7 million in each of the years 2011, 2010, and 2009. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study for decommissioning its Callaway energy center. Electric rates may be adjusted at such times to reflect changed estimates. The last cost study was filed with the MoPSC in September 2011. After considering the results of that cost study and associated financial analysis, Ameren Missouri recommended to the MoPSC that the current rate of deposits to the trust fund continues to be appropriate and does not need to be changed. A decision from the MoPSC is still pending. If Ameren Missouri’s operating license extension application is approved by the NRC, a revised financial analysis will be prepared and the rates charged to customers will be adjusted accordingly to reflect the operating license extension. Amounts collected from customers are deposited in an external trust fund to provide for the Callaway energy center’s decommissioning. If the assumed return on trust assets is not earned, we believe that it is probable that any such earnings deficiency will be recovered in rates. The fair value of the nuclear decommissioning trust fund for Ameren Missouri’s Callaway energy center is reported as “Nuclear decommissioning trust fund” in Ameren’s consolidated balance sheet and Ameren Missouri’s balance sheet. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability.

See Note 2 - Rate and Regulatory Matters for additional information related to the Callaway energy center.

NOTE 11 - ASSET IMPAIRMENTS

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

Power prices in the Midwest affect the amount of revenues and cash flows Merchant Generation and Genco can realize by marketing power into the wholesale and retail markets. During the first quarter of 2012, the observable market price for power for delivery in the current year and in future years in the Midwest sharply declined below 2011 levels primarily because of declining natural gas prices and the impact of the stay of the CSAPR. For example, from December 31, 2011, through February 29, 2012, the market price for power at the Indiana Hub for delivery in the current year decreased by 14%. As a result of this sharp decline in the market price of power and the related impact on electric margins, Genco decelerated the construction of two scrubbers at its Newton energy center in February 2012. The sharp decline in the market price of power in the first quarter of 2012 and the related impact on electric margins, as well as the deceleration of construction of Genco’s Newton energy center scrubber project, caused Merchant Generation and Genco to evaluate, during the first quarter of 2012, whether the carrying values of their coal-fired energy centers were recoverable. The carrying values of Merchant Generation’s and Genco’s energy centers exceeded their estimated fair values. However, under the applicable accounting guidance, if undiscounted future cash flows from these long-lived assets exceed their carrying values, the assets are deemed unimpaired, and no impairment loss is recognized, even if the carrying values of the assets exceed estimated fair values. Only AERG’s Duck Creek energy center’s carrying value exceeded its estimated undiscounted future cash flows. As a result, Ameren recorded a noncash pretax asset impairment charge of $628 million to reduce the carrying value of AERG’s Duck Creek energy center to its estimated fair value during the first quarter of 2012. This impairment charge was included in Ameren’s results and in the Merchant Generation’s segment results for the first quarter of 2012 and the six months ended June 30,2012.

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

After the impairment of the Duck Creek energy center, Merchant Generation and Genco believed the carrying value of their energy centers exceeded their estimated fair values by an amount significantly in excess of $1 billion. Merchant Generation and Genco will continue to monitor the market price for power and the related impact on electric margin and other events or changes in circumstances that indicate that the carrying value of their energy centers may not be recoverable as compared to their undiscounted cash flows. Merchant Generation and Genco could recognize additional, material long-lived asset impairment charges in the future as a result of factors outside their control, such as changes in power or fuel costs, administrative action or inaction by regulatory agencies and new environmental laws and regulations that could reduce the expected useful lives of Merchant Generation’s and Genco’s energy centers, and also as a result of factors that may be within their control, such as a failure to achieve forecasted operating results and cash flows, unfavorable changes in forecasted operating results and cash flows, or decisions to shut down, mothball or sell their energy centers.

The Duck Creek energy center asset impairment charge did not result in a violation of any Ameren debt covenants or counterparty agreements.

See Note 1 - Summary of Significant Accounting Policies for information regarding the intangible asset impairment recorded during the second quarter of 2011.

NOTE 12 - RETIREMENT BENEFITS

Ameren’s pension and postretirement plans are funded in compliance with income tax regulations and to meet federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at December 31, 2011, its estimated investment performance through June 30, 2012, and its pension funding policy, Ameren expects to make annual contributions of $80 million to $140 million in each of the next five years, with aggregate estimated contributions of $570 million. These amounts are estimates which may change with actual investment performance, changes in interest rates, any pertinent changes in government regulations, and any voluntary contributions. Our policy for postretirement benefits is primarily to fund the Voluntary Employee Beneficiary Association (VEBA) trusts to match the annual postretirement expense.

The following table presents the components of the net periodic benefit cost for Ameren’s pension and postretirement benefit plans for the three and six months ended June 30, 2012, and 2011:

	Pension Benefits(a)				Postretirement Benefits(a)
	Three Months		Six Months		Three Months		Six Months
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$20	$18	$41	$38	$6	$5	$12	$11
Interest cost	42	45	85	90	12	14	26	29
Expected return on plan assets	(53)	(54)	(107)	(108)	(15)	(13)	(29)	(27)
Amortization of:
Transition obligation	-	-	-	-	1	1	1	1
Prior service cost (benefit)	(1)	(1)	(1)	(1)	(2)	(2)	(3)	(4)
Actuarial loss	19	10	39	21	-	1	4	2
Net periodic benefit cost	$27	$18	$57	$40	$2	$6	$11	$12

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

See Note 1 - Summary of Significant Accounting Policies for information regarding a pending curtailment gain or loss of EEI’s pension and postretirement benefit plans.

Ameren Missouri, Ameren Illinois and Genco are responsible for their share of the pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs incurred for the three and six months ended June 30, 2012, and 2011:

	Pension Costs				Postretirement Costs
	Three Months		Six Months		Three Months		Six Months
	2012	2011	2012	2011	2012	2011	2012	2011
Ameren Missouri	$16	$12	$32	$26	$-	$2	$5	$5
Ameren Illinois	8	3	18	8	-	4	2	6
Genco	2	3	5	5	2	-	4	1
Other	1	-	2	1	-	-	-	-
Ameren(a)	$27	$18	$57	$40	$2	$6	$11	$12

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.

NOTE 13 -SEGMENT INFORMATION

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

The following table presents information about the revenues and specified items included in Ameren’s net income for the three and six months ended June 30, 2012, and 2011, and total assets as of June 30, 2012, and December 31, 2011.

Three Months	Ameren Missouri	Ameren Illinois	Merchant Generation	Other	Intersegment Eliminations	Consolidated
2012:
External revenues	$838	$561	$261	$-	$-	$1,660
Intersegment revenues	6	3	72	2	(83)	-
Net income (loss) attributable to Ameren Corporation(a)	143	32	(5)	41	-	211
2011:
External revenues	$814	$619	$347	$1	$-	$1,781
Intersegment revenues	8	4	49	-	(61)	-
Net income (loss) attributable to Ameren Corporation(a)	90	37	15	(4)	-	138
Six Months
2012:
External revenues	$1,524	$1,282	$510	$2	$-	$3,318
Intersegment revenues	11	6	159	2	(178)	-
Net income (loss) attributable to Ameren Corporation(a)	164	59	(368)	(47)	-	(192)
2011:
External revenues	$1,581	$1,424	$679	$1	$-	$3,685
Intersegment revenues	13	7	96	1	(117)	-
Net income (loss) attributable to Ameren Corporation(a)	111	70	35	(7)	-	209
As of June 30, 2012:
Total assets	$12,680	$7,127	$3,254	$1,196	$(1,277)	$22,980
As of December 31, 2011:
Total assets	$12,757	$7,213	$3,833	$1,211	$(1,369)	$23,645

(a)	Represents net income (loss) available to common stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

Ameren recorded net income of $211 million for the second quarter of 2012 compared with net income of $138 million for the second quarter of 2011, while it recorded a net loss of $192 million for the first six months of 2012, compared with net income of $209 million for the first six months of 2011. The net loss for the first six months of 2012 was primarily caused by a noncash asset impairment charge in the Merchant Generation segment, which reduced pretax earnings by $628 million, and a noncash reduction in the income tax benefit related to the asset impairment.

Ameren’s earnings for the second quarter and the first six months of 2012 were positively impacted, compared to the year-ago periods, by increased earnings from Ameren’s rate-regulated utility operations partially offset by decreased earnings from Ameren’s Merchant Generation operations. Ameren’s rate-regulated utility earnings during the second quarter benefited from a favorable FERC order related to a disputed Ameren Missouri power purchase agreement that expired in 2009, the absence in 2012 of a 2011 Ameren Missouri charge to earnings related to the FAC, 2011 Ameren Missouri electric and 2012 Ameren Illinois natural gas rate increases, and reduced storm-related costs. Sales to electric native load customers increased during the second quarter of 2012, compared with the year-ago period, because of warmer temperatures; however, mild first quarter weather decreased sales to native load customers unfavorably impacting earnings for the first six months of 2012, compared with the year-ago period. Merchant Generation segment earnings were negatively impacted by lower prices for electricity sales.

Ameren continues to believe that modern, constructive regulatory frameworks, which provide timely cash flows and a reasonable opportunity to earn fair returns on investments, are in the best long-term interests of its customers and the states in which it operates. These frameworks support Ameren’s ability to attract capital on terms which facilitate the timely investment needed to modernize Ameren’s rate-regulated companies’ aging infrastructure. Ameren Missouri is seeking to enhance its existing regulatory framework in its electric rate case filed in February 2012. Ameren Missouri is seeking approval of a storm cost tracking mechanism that would provide the opportunity to recover costs to restore service after major storms in a manner that is fair to both customers and investors. Ameren Missouri is also seeking approval of a new plant-in-service accounting proposal, which is designed to reduce the impact of regulatory lag on earnings and future cash flows related to assets placed in service between rate cases.

In August 2012, the MoPSC issued an order in Ameren Missouri’s first MEEIA filing. The order includes megawatthour savings targets for Ameren Missouri’s energy efficiency programs as well as associated cost recovery mechanisms and incentive awards. As part of the order, beginning in 2013, Ameren Missouri will invest approximately $147 million over three years for energy efficiency programs. The order allows for Ameren Missouri to collect, over the next three years, its program costs and 90% of its projected lost revenue from customers starting on the effective date for the pending electric service rate case, which is expected to be January 2, 2013. The remaining 10% of projected lost revenue is expected to be recovered as part of future rate proceedings. If energy efficiency goals are achieved, Ameren Missouri also has the ability to earn an incentive award to reflect the lost investment opportunities as a result of the energy efficiency programs.

With the IEIMA regulatory framework in place, Ameren Illinois plans to invest incremental capital in its electric business. Over the next ten years, Ameren Illinois is required to invest an incremental $625 million above spending levels in recent years and create 450 jobs during the peak program year to take advantage of the IEIMA framework. Approximately half of the increase in capital spending is for smart grid equipment and advanced electric meters, which will be installed under Ameren Illinois’ advanced metering infrastructure deployment plan. In March 2012, Ameren Illinois submitted its original advanced metering infrastructure deployment plan to the ICC, and the ICC subsequently denied that plan in May 2012. The ICC ruled that Ameren Illinois’ original plan did not provide enough support to prove that it was cost beneficial for electric customers. Ameren Illinois asked for a rehearing and filed a modified deployment plan designed to address the ICC’s concerns about cost justification. Ameren Illinois’ rehearing filing demonstrated a positive net present value for a plan, which provides for the installation of advanced electric meters for 62% of its electric customers within 10 years. The ICC granted the rehearing request and a decision is expected during the fourth quarter of 2012. Assuming ICC approval, Ameren Illinois would begin the construction of infrastructure in the third quarter of 2013, with the first meters to be installed in the second quarter of 2014.

Ameren continues to execute its plan to increase investment in electric transmission assets. Ameren Illinois plans to invest approximately $900 million in transmission projects focused on reliability and local load growth needs over the 2012 through 2016 period. Approximately 75% of these reliability projects do not require regulatory approval because they are improving or rebuilding existing lines. The remaining Ameren Illinois transmission projects do require regulatory approval. ATXI plans to invest approximately $750 million in greenfield regional projects within Illinois and Missouri over the 2012 through 2016 period. ATXI is currently holding public meetings on route design for the Illinois Rivers project. Later this year, ATXI plans to file a certificate of public convenience and necessity with the ICC. Once the ICC approves that certificate, ATXI will begin to acquire right of ways. Preliminary construction may start as early as 2013 with a full range of construction activities in 2014.

In June 2012, FERC issued an order related to the development of the MISO capacity market. FERC approved MISO’s request to change the capacity procurement model to an annual, from a monthly, model beginning with the 2013 to 2014 planning year, but rejected MISO’s proposal for a mandatory requirement to fill capacity deficiencies. FERC’s order also directed its staff to solicit comments on the issue of capacity portability between MISO and PJM. Ameren continues to support the removal of unnecessary barriers to capacity portability across this seam as a means to improve market efficiency.

The Merchant Generation segment seeks to fund its operations internally and therefore seeks not to rely on financing from Ameren or external, third-party sources, if available. The Merchant Generation segment continues to seek to defer or reduce capital and operating expenses, sell certain assets, and take other actions as necessary to fund their operations. During 2012, the Merchant Generation segment sold its Medina Valley energy center and also announced a workforce reduction at its Joppa energy center. These actions were taken to improve Merchant Generation results of operations, financial condition, and liquidity. Under the provisions of Genco’s indenture, Genco may not borrow additional funds from external, third-party sources if certain financial ratios are not achieved. Based on projections as of June 30, 2012, of Genco’s operating results and cash flows, we expect that, by the end of the first quarter of 2013, Genco will not achieve the financial ratios and therefore will be restricted from additional borrowings from external, third-party sources. Genco’s indenture does not restrict intercompany borrowings from Ameren’s non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren’s control, and if a Genco intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool by Genco would be dependent on consideration by Ameren of the facts and circumstances existing at that time. In March 2012, Genco entered into a put option agreement with AERG, for the potential sale of the Grand Tower, the Gibson City, and the Elgin energy centers, in order to provide an additional source of liquidity, if needed in the future.

RESULTS OF OPERATIONS

Our results of operations and financial position are affected by many factors. Weather, economic conditions, and the actions of key customers or competitors can significantly affect the demand for our services. Our results are also affected by seasonal fluctuations: winter heating and summer cooling demands. The vast majority of Ameren’s revenues are subject to state or federal regulation. This regulation has a material impact on the price we charge for our services. Merchant Generation sales are also subject to market conditions for power. We principally use coal, nuclear fuel, natural gas, and oil for fuel in our operations. The prices for these commodities can fluctuate significantly due to the global economic and political environment, weather, supply and demand, and many other factors. We have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas delivery service businesses, a purchased power cost recovery mechanism for our Illinois electric delivery service business, and a FAC for our Missouri electric utility business. Ameren Illinois’ electric delivery service utility business, pursuant to the IEIMA, completes an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was in effect for that year, with recoveries from or refunds to customers in a subsequent year. Fluctuations in interest rates and conditions in the capital and credit markets affect our cost of borrowing and our pension and postretirement benefits costs. We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. The reliability of our energy centers and transmission and distribution systems and the level of purchased power costs, operations and maintenance costs, and capital investment are key factors that we seek to control to optimize our results of operations, financial position, and liquidity.

Earnings Summary

Net income attributable to Ameren Corporation increased to $211 million, or 87 cents per share, in the second quarter of 2012, from $138 million, or 57 cents per share, in the second quarter of 2011. Net income attributable to Ameren Corporation in the second quarter of 2012 increased in the Ameren Missouri segment by $53 million from the prior-year period. Net income attributable to Ameren Corporation in the second quarter of 2012 decreased in the Merchant Generation and Ameren Illinois segments by $20 million and $5 million, respectively, from the prior-year period.

Ameren Corporation incurred a net loss of $192 million, or 79 cents per share, in the first six months of 2012 compared to net income of $209 million, or 87 cents per share, in the first six months of 2011. The net loss attributable to Ameren Corporation in the first six months of 2012 was caused by a net loss in the Merchant Generation segment of $368 million compared with net income in the Merchant Generation segment of $35 million in the prior-year period. Net income attributable to Ameren Corporation in the first six months of 2012 decreased in the Ameren Illinois segment by $11 million from the prior-year period and increased in the Ameren Missouri segment by $53 million from the prior-year period.

Earnings were favorably impacted in the second quarter and first six months of 2012, compared with the same periods in 2011, by:

•

higher utility rates at Ameren Missouri and Ameren Illinois. Ameren Missouri’s electric rates increased pursuant to an order issued by the MoPSC, which became effective in July 2011. The favorable impact of the Ameren Missouri rate increase on earnings was reduced by the increased regulatory asset amortization directed by the rate order. Ameren Illinois’ natural gas rates increased pursuant to an order issued by the ICC, which became effective in mid-January 2012 (9 cents per share and 15 cents per share, respectively);

•	reduction in operations and maintenance expenses as a result of fewer major storms (4 cents per share and 9 cents per share, respectively);

•

reduction in Ameren Missouri’s purchased power expense and an increase in interest income as a result of a refund received in June 2012 from Entergy for a power purchase agreement that expired in 2009 (7 cents per share in both periods);

•

reduction in operations and maintenance expenses at both Ameren Missouri and Merchant Generation energy centers due to fewer outages and a reduction in employees (5 cents per share and 6 cents per share, respectively); and

•

the absence in 2012 of a reduction to revenues as a result of the MoPSC’s April 2011 FAC review order covering the period from March 1, 2009, to September 30, 2009, that resulted in Ameren Missouri recording, in the three and six months ended June 30, 2011, an obligation to refund to its electric customers the earnings associated with certain previously recognized sales (5 cents per share in both periods).

In addition to the above items favorably impacting both periods, earnings were favorably impacted in the second quarter of 2012, compared with the same period in 2011, by:

•

an increase in income tax benefit as a result of the first quarter 2012 long-lived asset impairment discussed above, which partially offset the reduction in the income tax benefit recognized during the first quarter, which is discussed below (18 cents per share); and

•	increased electric demand due to warmer weather conditions (3 cents per share).

Earnings were negatively impacted in the second quarter and first six months of 2012, compared with the same periods in 2011, by lower electric margins in the Merchant Generation segment, largely due to reduced generation volumes caused by lower market prices for power as well as higher fuel and related transportation costs (10 cents per share and 15 cents per share, respectively).

In addition to the above items negatively impacting both periods, earnings were negatively impacted in the first six months of 2012, compared with the same period in 2011, by:

•	the 2012 long-lived asset impairment of Merchant Generation’s Duck Creek energy center due to the sharp decline in the market price of power in the first quarter of 2012 ($1.55 per share);

•

a reduction in the income tax benefit recognized because of both the lower projected full year pretax income caused by the long-lived asset impairment discussed above and the relatively consistent permanent tax differences as compared to the prior period, which are expected to constitute a larger percentage of pretax income in 2012 than in the prior year (18 cents per share). Authoritative accounting guidance specifies that income tax expense (benefit) should be computed at an annual effective tax rate. This reduction in the recognized tax benefit is projected to fully reverse over the balance of 2012; and

•	the impact of mild weather conditions, primarily during the first quarter of 2012 on electric and natural gas demand (10 cents per share).

The cents per share information presented above is based on average shares outstanding in the second quarter of 2011. For further details regarding the Ameren Companies’ results of operations for the second quarter and first six months of 2012 and 2011, including explanations of Margins, Other Operations and Maintenance, Asset Impairments, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, and Income Taxes, see the major headings below.

Below is a table of income statement components by segment for the three and six months ended June 30, 2012, and 2011:

	Ameren Missouri	Ameren Illinois	Merchant Generation	Other / Intersegment Eliminations	Total
Three Months 2012:
Electric margin	$645	$275	$115	$(1)	$1,034
Natural gas margin	16	83	-	(1)	98
Other revenues	1	-	-	(1)	-
Other operations and maintenance	(206)	(186)	(70)	4	(458)
Depreciation and amortization	(109)	(55)	(28)	(3)	(195)
Taxes other than income taxes	(78)	(31)	(6)	(1)	(116)
Other income and (expenses)	14	-	-	(1)	13
Interest charges	(56)	(31)	(23)	(2)	(112)
Income (taxes) benefit	(83)	(22)	4	47	(54)
Net income (loss)	144	33	(8)	41	210
Noncontrolling interest and preferred dividends	(1)	(1)	3	-	1
Net income (loss) attributable to Ameren Corporation	$143	$32	$(5)	$41	$211
Three Months 2011:
Electric margin	$561	$287	$161	$(3)	$1,006
Natural gas margin	17	72	-	(1)	88
Other revenues	3	1	1	(5)	-
Other operations and maintenance	(231)	(181)	(74)	13	(473)
Asset impairment	-	-	(2)	-	(2)
Depreciation and amortization	(98)	(54)	(37)	(5)	(194)
Taxes other than income taxes	(76)	(26)	(5)	(2)	(109)
Other income and (expenses)	13	-	-	(1)	12
Interest charges	(45)	(35)	(25)	1	(104)
Income taxes	(53)	(26)	(4)	(2)	(85)
Net income (loss)	91	38	15	(5)	139
Noncontrolling interest and preferred dividends	(1)	(1)	-	1	(1)
Net income (loss) attributable to Ameren Corporation	$90	$37	$15	$(4)	$138
Six Months 2012:
Electric margin	$1,081	$516	$261	$(4)	$1,854
Natural gas margin	39	193	-	(1)	231
Other revenues	1	-	-	(1)	-
Other operations and maintenance	(408)	(354)	(136)	13	(885)
Asset impairment	-	-	(628)	-	(628)
Depreciation and amortization	(217)	(110)	(60)	(7)	(394)
Taxes other than income taxes	(149)	(70)	(14)	(4)	(237)
Other income and (expenses)	26	(10)	-	(1)	15
Interest charges	(112)	(64)	(48)	(1)	(225)
Income (taxes) benefit	(95)	(40)	252	(41)	76
Net income (loss)	166	61	(373)	(47)	(193)
Noncontrolling interest and preferred dividends	(2)	(2)	5	-	1
Net income (loss) attributable to Ameren Corporation	$164	$59	$(368)	$(47)	$(192)
Six Months 2011:
Electric margin	$1,014	$518	$343	$(5)	$1,870
Natural gas margin	46	190	-	(2)	234
Other revenues	4	1	2	(7)	-
Other operations and maintenance	(464)	(349)	(145)	22	(936)
Asset impairment	-	-	(2)	-	(2)
Depreciation and amortization	(198)	(106)	(73)	(12)	(389)
Taxes other than income taxes	(149)	(67)	(13)	(5)	(234)
Other income and (expenses)	23	1	-	(1)	23
Interest charges	(99)	(70)	(53)	(1)	(223)
Income (taxes) benefit	(64)	(46)	(23)	3	(130)
Net income (loss)	113	72	36	(8)	213
Noncontrolling interest and preferred dividends	(2)	(2)	(1)	1	(4)
Net income (loss) attributable to Ameren Corporation	$111	$70	$35	$(7)	$209

Margins

The following table presents the favorable (unfavorable) variations in the registrants’ electric and natural gas margins in the three months and six months ended June 30, 2012, compared with the same periods in 2011. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois	Genco	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$15	$1	$-	$-	$16
Regulated rates:
Base rates (estimate)	42	-	-	-	42
Recovery of FAC under-recovery(c)	(11)	-	-	-	(11)
Off-system revenues included in base rates	(35)	-	-	-	(35)
FAC prudence review disallowance	17	-	-	-	17
Transmission services	-	(11)	-	-	(11)
Illinois pass-through power supply costs	-	(34)	-	(24)	(58)
Rate-regulated sales (excluding the impact of abnormal weather)	3	(3)	-	-	-
Wholesale revenues	(5)	-	-	-	(5)
Merchant Generation sales price changes, including hedge effect	-	-	(18)	(14)	(32)
Net unrealized MTM gains	-	-	1	7	8
Sales mix and other	5	1	(49)	11	(32)
Total electric revenue change	$31	$(46)	$(66)	$(20)	$(101)
Fuel and purchased power change:
Fuel:
Merchant Generation production volume and other	$-	$-	$19	$(2)	$17
Fuel, purchased power and transportation costs included in base rates	18	-	-	-	18
Recovery of FAC under-recovery(c)	11	-	-	-	11
Net unrealized MTM losses	-	-	(7)	(4)	(11)
Price - Merchant Generation	-	-	(7)	(1)	(8)
Power purchase agreement settlement	24	-	-	-	24
Merchant Generation purchased power and other	-	-	18	2	20
Illinois pass-through power supply costs	-	34	-	24	58
Total fuel and purchased power change	$53	$34	$23	$19	$129
Net change in electric margins	$84	$(12)	$(43)	$(1)	$28
Natural gas margins change:
Effect of weather (estimate)(b)	$(1)	$(2)	$-	$-	$(3)
Base rates (estimate)	-	5	-	-	5
Energy efficiency programs and environmental remediation cost riders	-	5	-	-	5
Sales (excluding the impact of abnormal weather) and other	-	3	-	-	3
Net change in natural gas margins	$(1)	$11	$-	$-	$10

Six Months
Electric revenue change:
Effect of weather (estimate)(b)	$(25)	$(4)	$-	$-	$(29)
Regulated rates:
Base rates (estimate)	79	-	-	-	79
Revenue requirement reconciliation adjustment under IEIMA (estimate)	-	12	-	-	12
Recovery of FAC under-recovery(c)	(32)	-	-	-	(32)
Off-system revenues included in base rates	(68)	-	-	-	(68)
FAC prudence review disallowance	17	-	-	-	17
Transmission services	-	(9)	-	-	(9)
Illinois pass-through power supply costs	-	(55)	-	(65)	(120)
Rate-regulated sales (excluding the impact of abnormal weather)	-	(3)	-	-	(3)
Wholesale revenues	(11)	-	-	-	(11)

Six Months	Ameren Missouri	Ameren Illinois	Genco	Other(a)	Ameren
Merchant Generation sales price changes, including hedge effect	$-	$-	$(19)	$(9)	$(28)
Net unrealized MTM gains	1	-	1	10	12
Sales mix and other	4	2	(95)	8	(81)
Total electric revenue change	$(35)	$(57)	$(113)	$(56)	$(261)
Fuel and purchased power change:
Fuel:
Merchant Generation production volume and other	$-	$-	$42	$2	$44
Fuel, purchased power and transportation costs included in base rates	46	-	-	-	46
Recovery of FAC under-recovery(c)	32	-	-	-	32
Net unrealized MTM losses	-	-	(21)	(7)	(28)
Price-Merchant Generation	-	-	(10)	(5)	(15)
Power purchase agreement settlement	24	-	-	-	24
Merchant Generation purchased power and other	-	-	18	4	22
Illinois pass-through power supply costs	-	55	-	65	120
Total fuel and purchased power change	$102	$55	$29	$59	$245
Net change in electric margins	$67	$(2)	$(84)	$3	$(16)
Natural gas margins change:
Effect of weather (estimate)(b)	$(3)	$(12)	$-	$-	$(15)
Bad debt rider	-	(1)	-	-	(1)
Base rates (estimate)	1	9	-	-	10
Rate redesign	(5)	-	-	-	(5)
Energy efficiency programs and environmental remediation cost riders	-	5	-	-	5
Sales (excluding impact of abnormal weather) and other	-	2	-	1	3
Net change in natural gas margins	$(7)	$3	$-	$1	$(3)

(a)	Includes amounts for nonregistrant subsidiaries (largely made up of other Merchant Generation) and intercompany eliminations.
(b)	Represents the estimated margin impact resulting from the effects of changes in cooling and heating degree-days on electric and natural gas demand compared to the prior-year periods based on temperature readings from the National Oceanic and Atmospheric Administration.
(c)	Represents the change in the net recovery of fuel costs under the FAC recovered through customer rates, with corresponding offsets to fuel expense representing the amortization of a previously recorded regulatory asset.

Ameren

Ameren’s electric margins increased by $28 million, or 3%, for the three months ended June 30, 2012, compared with the same period in 2011. However, electric margins decreased by $16 million, or 1%, for the six months ended June 30, 2012, compared with the same period in 2011. The following items had an unfavorable impact on Ameren’s electric margins for the three and six months ended June 30, 2012, compared with the year-ago periods (except where a specific period is referenced):

•

Decreased utilization of Merchant Generation’s energy centers, primarily due to lower spot market prices, resulting in a decline in sales mix and other ($38 million and $87 million, respectively). This decline was mitigated by the resulting decrease in production volume and other costs ($12 million and $36 million, respectively) and a decrease in purchased power and other costs ($20 million and $22 million, respectively.)

•

Weather conditions in the first quarter of 2012 were mild compared to somewhat colder-than-normal conditions in the first quarter of 2011, as evidenced by a 29% decrease in heating degree-days for the six months ended June 30, 2012, compared with the same period in 2011, which decreased revenues by $29 million for the six months ended June 30, 2012.

•	Net unrealized MTM activity, principally at the Merchant Generation segment and largely related to nonqualifying power hedges and fuel-related contracts ($3 million and $16 million, respectively).

•

3% higher fuel prices for the three and six months ended June 30, 2012, compared with the same periods in 2011, in the Merchant Generation segment, primarily due to higher commodity and transportation rates associated with new supply agreements ($8 million and $15 million, respectively).

•	Lower wholesale sales at Ameren Missouri due to the inclusion of these revenues as an offset to fuel costs in the FAC beginning July 31, 2011 ($5 million and $11 million, respectively).

•

Lower transmission revenues at Ameren Illinois primarily due to timing of the recovery of prior period expenses and lower FERC-regulated transmission rates that became effective June 1, 2012 ($11 million and $9 million, respectively).

The following items had a favorable impact on Ameren’s electric margins for the three and six months ended June 30, 2012, compared with the year-ago periods (except where a specific period is referenced):

•

Higher electric base rates at Ameren Missouri, effective July 2011 ($42 million and $79 million, respectively), offset by an increase in net base fuel expense ($17 million and $22 million, respectively), which was a result of higher net base fuel cost rates approved in the 2011 MoPSC rate order. Net base fuel expense is the sum of fuel, purchased power and transportation costs included in base rates (+$18 million and +$46 million, respectively) and off-system revenues (-$35 million and -$68 million, respectively) in the above table. See below for additional details regarding the FAC.

•

Reduced purchased power expense at Ameren Missouri as a result of a refund received in June 2012 from Entergy relating to a power purchase agreement that expired in 2009 ($24 million for both periods). See Note 2 - Rate and Regulatory Matters under Part 1, Item 1, for further information.

•

Absence in 2012 of a reduction in revenues, at Ameren Missouri, recorded in 2011 resulting from the MoPSC’s order with respect to its FAC prudence review disallowance for the period from March 1, 2009, to September 30, 2009 ($17 million for both periods). See Note 2 - Rate and Regulatory Matters under Part 1, Item 1, for further information.

•	Weather conditions in the second quarter of 2012 were warmer than the same period in 2011, as evidenced by a 15% increase in cooling degree-days, which increased revenues by $16 million.

•

Increased revenues at Ameren Illinois for the six months ended June 30, 2012, compared with the same period in 2011, due to an adjustment relating to the annual reconciliation of the revenue requirement, pursuant to the IEIMA, to reflect actual incurred costs and forecasted costs for the remainder of 2012 ($12 million). See below for additional details.

Ameren’s revenues associated with Illinois pass-through power supply costs decreased because of lower power prices on sales. These revenues were offset by a corresponding net decrease in purchased power expense ($58 million and $120 million, respectively).

Ameren Missouri has a FAC cost recovery mechanism that allows Ameren Missouri to recover, through customer rates, 95% of changes in fuel and purchased power costs, net of off-system revenues, including MISO costs and revenues, greater or less than the amount set in base rates, without a traditional rate proceeding. Ameren Missouri accrues, as a regulatory asset, fuel and purchased power costs that are greater than the amount set in base rates (FAC under-recovery). Net recovery of the FAC under-recovery decreased $11 million and $32 million for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011, with corresponding offsets to fuel expense to amortize the previously recognized FAC regulatory asset.

During the first quarter of 2012, Ameren Illinois elected to participate in the performance-based formula ratemaking process established pursuant to the IEIMA. The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was in effect for that year. Consequently, Ameren Illinois’ 2012 electric delivery service revenues will be based on its 2012 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA’s performance-based formula ratemaking framework. As a result, throughout the year, Ameren Illinois will estimate the future recovery or return of revenue as a regulatory asset or a liability, respectively. Ameren Illinois recorded a regulatory asset of $12 million, during the six months ended June 30, 2012, with a corresponding increase in electric revenues for the estimated portion of the 2012 revenue requirement reconciliation. By the end of 2012, this regulatory asset will represent Ameren Illinois’ estimate of the probable increase in future electric delivery service rates expected to be approved by the ICC to provide Ameren Illinois recovery of all prudently and reasonably incurred costs in 2012 and an earned rate of return on common equity for 2012. See Note 2 - Rate and Regulatory Matters under Part 1, Item 1, for further information regarding the IEIMA.

Ameren’s natural gas margins increased by $10 million, or 11%, for the three months ended June 30, 2012, compared with the same period in 2011; however, gas margins decreased by $3 million, or 1%, for the six months ended June 30, 2012, compared with the same period in 2011. The following items had an unfavorable impact on Ameren’s natural gas margins for the three and six months ended June 30, 2012, compared with the year-ago periods (except where a specific period is referenced):

•

Weather conditions in 2012 were mild compared to somewhat colder-than-normal conditions in 2011, as evidenced by a decrease in heating degree-days of 29% for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011 ($3 million and $15 million, respectively).

•

Rate redesign at Ameren Missouri, as a result of the 2011 natural gas delivery service rate order that was effective February 2011, allowed Ameren Missouri to recover more of its non-PGA residential revenues through a fixed monthly charge, with the remaining amounts recovered based on sales volumes. With these revenues being recovered more evenly throughout the year, revenues decreased $5 million, for the six months ended June 30, 2012, compared with the same period in 2011.

The following items had a favorable impact on Ameren’s natural gas margins for the three and six months ended June 30, 2012, compared with the year-ago periods:

•	Increase in natural gas rates effective February 2011 at Ameren Missouri and January 2012 at Ameren Illinois ($5 million and $10 million).

•	Net increased recovery of energy efficiency program costs and environmental remediation costs through

Illinois rate-adjusted mechanisms at Ameren Illinois ($5 million for both periods). See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency and environmental remediation costs.

Ameren Missouri

Ameren Missouri has a FAC cost recovery mechanism, which is outlined in the Ameren margin section above.

Ameren Missouri’s electric margins increased by $84 million, or 15%, and $67 million, or 7%, for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The following items had a favorable impact on Ameren Missouri’s electric margins for the three and six months ended June 30, 2012, compared with the year-ago periods (except where a specific period is referenced):

•

Higher electric base rates, effective in July 2011 ($42 million and $79 million, respectively), partially offset by an increase in net base fuel expense ($17 million and $22 million, respectively), which was a result of higher net base fuel cost rates approved in the 2011 MoPSC rate order. Net base fuel expense is the sum of fuel, purchased power and transportation costs included in base rates (+$18 million and +$46 million, respectively) and off-system revenues (-$35 million and -$68 million, respectively) in the above table.

•

Reduced purchased power expense as a result of a refund received in June 2012 from Entergy relating to a power purchase agreement that expired in 2009 ($24 million for both periods). See Note 2 - Rate and Regulatory Matters under Part 1, Item 1, for further information.

•

Absence in 2012 of a reduction in revenues in 2011 resulting from the MoPSC’s order with respect to its FAC prudence review disallowance for the period from March 1, 2009, to September 30, 2009 ($17 million for both periods). See Note 2 - Rate and Regulatory Matters under Part 1, Item 1, for further information.

•	Weather conditions in the second quarter of 2012 were warmer than the same period in 2011, as evidenced by a 17% increase in cooling degree-days, which increased revenues by $15 million.

The following items had an unfavorable impact on Ameren Missouri’s electric margins for the three and six months ended June 30, 2012, compared with the year-ago periods (except where a specific period is referenced):

•

Weather conditions in the first quarter of 2012 were mild compared to somewhat colder-than-normal conditions in 2011, as evidenced by a 32% decrease in heating degree-days for the six months ended June 30, 2012, compared with the same period in 2011, which decreased revenues by $25 million for the six months ended June 30, 2012.

•	Lower wholesale sales due to the inclusion of these revenues as an offset to fuel costs in the FAC beginning July 31, 2011 ($5 million and $11 million, respectively).

Ameren Missouri’s natural gas margins decreased by $1 million, or 6%, and $7 million, or 15%, for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The following items had an unfavorable impact on Ameren Missouri’s natural gas margins for the three and six months ended June 30, 2012, compared with the year-ago periods (except where a specific period is referenced):

•

Rate redesign, as a result of the 2011 natural gas delivery service rate order that was effective February 2011, allowed Ameren Missouri to recover more of its non-PGA residential revenues through a fixed monthly charge, with the remaining amounts recovered based on sales volumes. With these revenues being recovered more evenly throughout the year, revenues decreased by $5 million, for the six months ended June 30, 2012, compared with the same period in 2011.

•

Weather conditions in the first quarter of 2012 were mild compared to somewhat colder-than-normal conditions in the first quarter of 2011, as evidenced by a decrease in heating degree-days of 30% and 32%, respectively ($1 million and $3 million, respectively).

Ameren Missouri’s natural gas margins were favorably impacted for the six months ended June 30, 2012, compared to the same period in 2011, by an increase in natural gas rates effective February 2011 ($1 million).

Ameren Illinois

Ameren Illinois has a cost recovery mechanism for power purchased on behalf of its customers. These pass-through power costs do not affect margins; however, the electric revenues and offsetting purchased power expenses may fluctuate, primarily because of customer switching to alternative power providers and usage. Ameren Illinois does not generate earnings based on the resale of power, but rather on the delivery of energy.

Ameren Illinois’ electric margins decreased by $12 million, or 4%, and $2 million, or less than 1%, for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The following items had an unfavorable impact on Ameren Illinois’ electric margins for the three and six months ended June 30, 2012, compared with the year-ago periods (except where a specific period is referenced):

•

Lower transmission revenues primarily due to timing of the recovery of prior period expenses and lower FERC-regulated transmission rates that became effective June 1, 2012 ($11 million and $9 million, respectively).

•

Weather conditions in the first quarter of 2012 that were mild compared to somewhat colder-than-normal conditions in the first quarter of 2011, as evidenced by a 28% decrease in heating degree-days for the six months ended June 30, 2012, compared with the same period in 2011, which decreased revenues by $4 million.

•

Excluding the estimated impact of abnormal weather, rate-regulated sales volumes increased by 1% driven largely by the lower margin industrial sector; however, margins decreased due to declines in the higher-margin residential and commercial sectors ($3 million for both periods).

The following items had a favorable impact on Ameren Illinois’ electric margins for the three and six months ended June 30, 2012, compared with the year-ago periods (except where a specific period is referenced):

•

Increased revenues for the six months ended June 30, 2012, compared with the same period in 2011, due to the adjustment relating to an annual reconciliation of the revenue requirement, pursuant to the IEIMA, to reflect actual incurred costs and forecasted costs for the remainder of 2012 ($12 million).

•	Weather conditions in the second quarter of 2012 were warmer than the same period in 2011, as evidenced by a 13% increase in cooling degree-days, which increased revenues by $1 million.

Ameren Illinois’ natural gas margins increased by $11 million, or 15%, and $3 million, or 2%, for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The following items had a favorable impact on Ameren Illinois’ natural gas margins for the three and six months ended June 30, 2012, compared with the year-ago periods:

•	Natural gas margins were favorably impacted by an increase in natural gas rates effective January 2012 ($5 million and $9 million, respectively).

•

Net increased recovery of energy efficiency program costs and environmental remediation costs through Illinois cost recovery mechanisms ($5 million for both periods). See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency and environmental remediation costs.

Ameren Illinois’ natural gas margins were unfavorably affected by weather conditions in the first quarter of 2012 that were mild compared to somewhat colder-than-normal conditions in the first quarter of 2011, as evidenced by a decrease in heating degree-days of 28% for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011 ($2 million and $12 million, respectively).

Merchant Generation

Merchant Generation’s electric margins decreased by $46 million, or 29%, and $82 million, or 24%, for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. See below for explanations of electric margin variances for the Merchant Generation segment.

Genco

Genco’s electric margins decreased by $43 million, or 38%, and $84 million, or 35%, for the three and six months ended June 30, 2012, respectively, compared with the same periods in 2011. The following items had an unfavorable impact on electric margins for the three and six months ended June 30, 2012, compared with the year-ago periods:

•

Decreased energy center utilization at Genco, primarily due to lower spot market prices and an EEI contract in 2011 that was not renewed in 2012. Genco’s lower production volume decreased electric revenues ($49 million and $95 million, respectively), which were mitigated by a decline in related production volume and other costs ($19 million and $42 million, respectively) and a decrease in purchased power and other costs ($18 million for both periods). Genco’s average capacity factor decreased to 58% and 60%, respectively, in 2012, compared with 65% and 67%, respectively, in 2011, because of lower power prices. Genco’s equivalent availability factor decreased to 77% in the second quarter of 2012, compared with 79% in the second quarter of 2011. Genco’s equivalent availability factor increased to 83% year-to-date in 2012, compared with 79% year-to-date in 2011.

•	Net unrealized MTM activity primarily on fuel-related contracts ($6 million and $20 million, respectively).

•

Lower revenues under EEI’s power supply agreement with Marketing Company (EEI PSA) due to lower spot market prices ($13 million and $27 million, respectively). Genco’s electric margins were unfavorably affected under its power supply agreement with Marketing Company (Genco PSA) by lower contract prices for physical hedges in the second quarter of 2012 ($5 million). However, the revenues for the first six months of 2012 were favorably impacted as a higher portion of spot sales were financially hedged at prices that represented a premium to the spot market when compared with the same period in 2011 ($8 million). The combined impact on Genco of both power supply agreements reduced revenues by $18 million and $19 million, respectively.

•	1% and 2% higher fuel prices, respectively, primarily due to higher commodity and transportation rates associated with new supply agreements ($7 million and $10 million, respectively).

Other Merchant Generation

Electric margins from Ameren’s other Merchant Generation operations, primarily AERG and Marketing Company, decreased by $3 million, or 6%, for the three months ended June 30, 2012, compared with the same period in 2011; however, electric margins increased $2 million, or 2%, for the six months ended June 30, 2012, compared with the same period in 2011. The following items had a favorable impact on electric margins for the three and six months ended June 30, 2012, compared with the year-ago periods:

•

Increased energy center utilization at AERG due to increased availability. AERG’s higher production volume increased electric revenues ($11 million and $8 million, respectively), which were offset by an increase in related production volume and other costs ($7 million and $6 million, respectively). AERG’s average capacity factor increased to 75% and 75%, respectively, in 2012, compared to 65% and 70%, respectively, in 2011. AERG’s equivalent availability factor increased to 84% and 85%, respectively, in 2012, compared with 72% and 76%, respectively, in 2011.

•	Reduction in fuel costs due to the sale of the Medina Valley energy center in February 2012 ($2 million and $5 million, respectively).

•	Net unrealized MTM activity, principally at Marketing Company, largely related to nonqualifying power hedges ($3 million and $3 million, respectively).

The following items had an unfavorable impact on Ameren’s other Merchant Generation operations electric margins for the three and six months ended June 30, 2012, compared with the year-ago periods:

•

Lower average sales prices under AERG’s power supply agreement (AERG PSA) with Marketing Company due to the effect of the 2012 impairment of the Duck Creek energy center on power supply agreement revenue allocations, which was only partially offset by higher-priced physical sales contracts executed at prices that were at a premium to the spot market ($14 million and $9 million, respectively).

•	12% and 7% higher fuel prices, respectively, primarily due to higher commodity and transportation rates associated with new supply agreements ($1 million and $5 million, respectively).

Operating Expenses and Other Statement of Income Items

Other Operations and Maintenance

Ameren Corporation

Three months - Other operations and maintenance expenses were $15 million lower in the second quarter of 2012, as compared with the second quarter of 2011.

The following items reduced other operations and maintenance expenses between periods:

•	A $16 million decrease in storm-related repair costs, due to fewer major storms in 2012.

•	A $9 million decrease in plant maintenance costs, primarily due to a reduction of major boiler outages.

•	A $5 million reduction in labor costs, due to staff reductions at Ameren Missouri.

•	A $4 million decrease in other plant maintenance costs due to the December 2011 closure of two coal-fired energy centers at the Merchant Generation segment.

•

A $3 million decrease in total bad debt expense, including adjustments under Ameren Illinois’ bad debt rider. Expenses recorded under the Ameren Illinois bad debt rider mechanism are recovered through customer billings, and, accordingly, are offset by increased revenues, with no overall effect on net income.

•	Disciplined cost management efforts to align spending with regulatory outcomes and economic conditions.

The following items increased other operations and maintenance expenses between periods:

•	An $8 million gain recorded in 2011 related to the sale of the Columbia CT energy center at the Merchant Generation segment.

•	A $5 million increase in non-storm-related distribution maintenance expenditures primarily at Ameren Illinois due to favorable weather in 2012 allowing crews to complete more maintenance projects.

•

A $5 million increase in energy efficiency and environmental remediation costs at Ameren Illinois. These costs are recovered through customer billings and, accordingly, are offset by increased revenues, with no overall impact on net income.

Six months - Other operations and maintenance expenses were $51 million lower in the first six months of 2012, as compared with the first six months of 2011.

The following items reduced other operations and maintenance expenses between periods:

•	A $35 million decrease in storm-related repair costs, due to fewer major storms in 2012.

•	A $14 million decrease in plant maintenance costs, primarily due to a reduction in major boiler outages.

•

An $11 million reduction in labor costs, because of staff reductions at Ameren Missouri and Merchant Generation, which was partially offset by increased labor costs at Ameren Illinois because of staff additions due to the requirements of the IEIMA.

•	A $10 million gain on the February 2012 sale of the Medina Valley energy center at the Merchant Generation segment.

•

An $8 million decrease in total bad debt expense due to a reduction in uncollectible expense at Ameren Missouri and Ameren Illinois and adjustments under Ameren Illinois’ bad debt rider. Expenses recorded under the Ameren Illinois bad debt rider mechanism are recovered through customer billings, and, accordingly, are offset by increased revenues, with no overall effect on net income.

•	A $6 million decrease in other plant maintenance costs due to the December 2011 closure of two coal-fired energy centers at the Merchant Generation segment.

•	A $2 million favorable change in unrealized net MTM adjustments between periods, resulting from changes in the market value of investments used to support Ameren’s deferred compensation plans.

•	Disciplined cost management efforts to align spending with regulatory outcomes and economic conditions.

The following items increased other operations and maintenance expenses between periods:

•	An $11 million charge for cancelled projects at the Merchant Generation segment.

•	An $11 million gain recorded in 2011 related to the sale of the Columbia CT energy center and other property at the Merchant Generation segment.

•	A $9 million increase in non-storm-related distribution maintenance expenditures primarily at Ameren Illinois due to favorable weather in 2012 allowing crews to complete more maintenance projects.

•

A $6 million increase in energy efficiency and environmental remediation costs at Ameren Illinois. These costs are recovered through customer billings and, accordingly, are offset by increased revenues, with no overall impact on net income.

Variations in other operations and maintenance expenses in Ameren’s business segments and for the Ameren Companies for the three and six months ended June 30, 2012, compared with the same periods in 2011, were as follows:

Ameren Missouri

Three months - Other operations and maintenance expenses decreased by $25 million.

The following items reduced other operations and maintenance expenses between periods:

•	A $9 million decrease in storm-related repair costs, due to fewer major storms in 2012.

•	A $5 million reduction in labor costs, due to staff reductions.

•	A $4 million decrease in plant maintenance costs, primarily due to reduced expenditures at the Callaway energy center.

•	A $4 million decrease in non-storm-related distribution maintenance expenditures due to the timing of work.

•

A $2 million decrease in employee benefit costs, primarily because of adjustments under the pension and postretirement benefit cost tracker, which is a regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred under GAAP and the level of such costs built into electric rates. Accordingly, these costs are offset by changes in revenues, with no overall impact on net income.

•	Disciplined cost management efforts to align spending with regulatory outcomes and economic conditions.

Six months - Other operations and maintenance expenses decreased by $56 million.

The following items reduced other operations and maintenance expenses between periods:

•	A $20 million decrease in storm-related repair costs, due to fewer major storms in 2012.

•	An $11 million reduction in labor costs, primarily because of staff reductions.

•	A $9 million decrease in plant maintenance costs, primarily due to the timing of major boiler outages and reduction of headcount.

•

An $8 million decrease in employee benefit costs, primarily because of adjustments in rates under the pension and postretirement benefit cost tracker, which is a regulatory tracking mechanism for the difference between the level of pension and postretirement benefit costs incurred under GAAP and the level of such costs built into electric rates. Accordingly, these costs are offset by changes in revenues, with no overall impact on net income.

•	A $4 million decrease in non-storm-related distribution maintenance expenditures due to the timing of work.

•	Disciplined cost management efforts to align spending with regulatory outcomes and economic conditions.

Ameren Illinois

Three months - Other operations and maintenance expenses increased by $5 million.

The following items increased other operations and maintenance expenses between periods:

•

A $9 million increase in non-storm-related distribution maintenance expenditures due, in part, to favorable weather in 2012 allowing crews to complete more maintenance projects and increased circuit maintenance.

•

A $5 million increase in energy efficiency and environmental remediation costs. Energy efficiency program costs are allowed to be recovered from customers through Ameren Illinois’ energy efficiency rider; environmental remediation costs associated with MPGs are recoverable from customers through Ameren Illinois environmental adjustment rate riders. Accordingly, these costs are offset by increased revenues, with no overall impact on net income.

The following items reduced other operations and maintenance expenses between periods:

•	A $7 million decrease in storm-related repair costs, due to fewer major storms in 2012.

•

A $3 million decrease in total bad debt expense, including adjustments under Ameren Illinois’ bad debt rider. Expenses recorded under the Ameren Illinois bad debt rider mechanism are recovered through customer billings and, accordingly, are offset by increased revenues, with no overall effect on net income.

Six months - Other operations and maintenance expenses increased by $5 million.

The following items increased other operations and maintenance expenses between periods:

•

A $13 million increase in non-storm-related distribution maintenance expenditures due, in part, to favorable weather in 2012 allowing crews to complete more maintenance projects and increased circuit maintenance.

•

A $6 million increase in energy efficiency and environmental remediation costs. Energy efficiency program costs are allowed to be recovered from customers through Ameren Illinois’ energy efficiency rider; environmental remediation costs associated with MPGs are recoverable from customers through Ameren Illinois environmental adjustment rate riders. Accordingly, these costs are offset by increased revenues, with no overall impact on net income.

•	A $4 million increase in labor costs, primarily because of staff additions due to the requirements of the IEIMA.

•	A $3 million increase in employee benefit costs, primarily due to increased pension expense.

The following items reduced other operations and maintenance expenses between periods:

•	A $15 million decrease in storm-related repair costs, due to fewer major storms in 2012.

•

A $6 million decrease in total bad debt expense, including adjustments under Ameren Illinois’ bad debt rider. Expenses recorded under the Ameren Illinois bad debt rider mechanism are recovered through customer billings and, accordingly, are offset by increased revenues, with no overall effect on net income.

Merchant Generation

Three months - Other operations and maintenance expenses decreased by $4 million in the Merchant Generation segment, as reduced labor and plant maintenance costs due to the December 2011 closure of two coal-fired energy centers and fewer outages partially offset by prior-period gains from property sales.

Six months - Other operations and maintenance expenses decreased by $9 million in the Merchant Generation segment, as reduced labor and plant maintenance costs due to the December 2011 closure of two coal-fired energy centers and fewer outages partially offset charges for cancelled projects. Current period gains from property sales offset prior period gains.

Genco

Three months - Other operations and maintenance expenses were comparable between periods at Genco.

Six months - Other operations and maintenance expenses increased by $2 million at Genco due to charges for cancelled projects and prior-period gains from property sales more than offsetting reduced labor and plant maintenance costs due to the December 2011 closure of two coal-fired energy centers and fewer outages.

Asset Impairments

Merchant Generation

In the first quarter of 2012, Ameren recognized a noncash pretax impairment charge of $628 million to reduce the carrying value of AERG’s Duck Creek energy center to its estimated fair value. During the first quarter of 2012, the observable market price of power for delivery in the current year and in future years in the Midwest declined sharply below 2011 levels primarily because of declining natural gas prices and the impact of the stay of the CSAPR. As a result of this sharp decline in the market price of power and the related impact on electric margins, Genco decelerated the construction of two scrubbers at its Newton energy center in 2012. The sharp decline in the market price of power in the first quarter of 2012 and the related impact on electric margins, as well as the deceleration of construction of Genco’s Newton energy center scrubber project, caused Merchant Generation and Genco to evaluate during the first quarter of 2012 whether the carrying values of their coal-fired energy centers were recoverable. See Note 1 - Summary of Significant Accounting Policies and Note 11 - Asset Impairment to our financial statements under Part I, Item I, of this report for additional information regarding the Duck Creek energy center impairment recorded in 2012 and the emission allowances impairment recorded in 2011.

Depreciation and Amortization

Ameren Corporation

Three months - Depreciation and amortization expenses were comparable in the second quarter of 2012, as compared with the second quarter of 2011, primarily because increases at Ameren Missouri were offset by decreases at Merchant Generation as described below.

Six months - Depreciation and amortization expenses were $5 million higher in the first six months of 2012, as compared with the first six months of 2011, primarily because of increases at Ameren Missouri and at Ameren Illinois, which were partially offset by decreases described below at Merchant Generation and by a $5 million reduction in depreciation and amortization expenses at Ameren Services due to the 2011 retirement of computer equipment.

Variations in depreciation and amortization expenses in Ameren’s business segments and for the Ameren Companies for the three and six months ended June 30, 2012, compared with the same periods in 2011, were as follows:

Ameren Missouri

Three and six months - Depreciation and amortization expenses increased by $11 million and $19 million, respectively, primarily because of increased depreciation and amortization expense associated with the scrubbers at the Sioux energy center (depreciation expense began with the effective date of the July 2011 electric rate order) and other capital additions.

Ameren Illinois

Three months - Depreciation and amortization expenses were comparable between periods.

Six months - Depreciation and amortization expenses increased by $4 million, primarily due to transmission and distribution infrastructure additions.

Merchant Generation

Three months - Depreciation and amortization expenses decreased by $9 million as a result of the asset impairment recorded during the first quarter of 2012 causing a reduction in the carrying value of Duck Creek energy center’s net plant assets.

Six months - Depreciation and amortization expenses decreased by $13 million because of the closure of two coal-fired energy centers in December 2011 at Genco and as a result of the asset impairment recorded in 2012 causing a reduction in the carrying value of Duck Creek energy center’s net plant assets.

Genco

Three and six months - Depreciation and amortization expenses decreased by $2 million and $3 million, respectively, due to the closure of two coal-fired energy centers in December 2011.

Taxes Other Than Income Taxes

Ameren Corporation

Three months - Taxes other than income taxes increased by $7 million in the second quarter of 2012, as compared with the second quarter of 2011, primarily due to a prior-year electric distribution tax refund that was applied in 2011 and higher local property tax rates for 2012 at Ameren Illinois.

Six months - Taxes other than income taxes increased by $3 million in the first six months of 2012, as compared with the first six months of 2011, primarily due to a prior-year electric distribution tax refund that was applied in 2011 and higher local property tax rates for 2012, which more than offset a reduction in gross receipts taxes as a result of decreased sales at Ameren Illinois.

Variations in taxes other than income taxes in Ameren’s business segments and for the Ameren Companies for the three and six months ended June 30, 2012, compared with the same periods in 2011, were as follows:

Ameren Missouri

Three months - Taxes other than income taxes increased by $2 million, because an increase in gross receipts taxes as a result of increased sales more than offset lower property taxes, which were the result of lower state and local assessments.

Six months - Taxes other than income taxes were comparable between periods.

Ameren Illinois

Three months - Taxes other than income taxes increased by $5 million, primarily due to a prior-year electric distribution tax refund that was applied in 2011 and higher local property tax rates for 2012.

Six months - Taxes other than income taxes increased by $3 million, primarily due to a prior-year electric distribution tax refund that was applied in 2011 and higher local property tax rates for 2012, which more than offset a reduction in gross receipts taxes as a result of decreased sales.

Merchant Generation and Genco

Three and six months - Taxes other than income taxes were comparable between periods in the Merchant Generation segment and at Genco.

Other Income and Expenses

Ameren Corporation

Three months - Other income, net of expenses, was comparable in the second quarter of 2012, as compared with the second quarter of 2011.

Six months - Other income, net of expenses, decreased by $8 million in the first six months of 2012, as compared with the first six months of 2011. Donations expense increased by $10 million because of a one-time $7.5 million donation and $1 million annual donation to the Illinois Science and Energy Innovation Trust and $1 million annual donation for customer assistance programs pursuant to the IEIMA as a result of Ameren Illinois participating in the formula ratemaking process.

Variations in other income, net of expenses, in Ameren’s business segments and for the Ameren Companies for the three and six months ended June 30, 2012, compared with the same periods in 2011, were as follows:

Ameren Missouri

Three months - Other income, net of expenses, was comparable between periods. An increase in interest income resulting from the interest paid by Entergy on the amount it overcharged Ameren Missouri under a power purchase agreement offset by an increase in donations. See Note 2 - Rate and Regulatory Matters under Part I, Item I, for further information.

Six months - Other income, net of expenses, increased by $3 million, due to an increase in interest income resulting from the interest paid by Entergy on the amount it overcharged Ameren Missouri under a power purchase agreement.

Ameren Illinois

Three months - Other income, net of expenses, was comparable between periods.

Six months - Ameren Illinois had net other expenses of $10 million in the first six months of 2012, compared with net other income of $1 million in the first six months of 2011. Donations expense increased by $10 million because of a one-time $7.5 million donation and $1 million annual donation to the Illinois Science and Energy Innovation Trust and a $1 million annual donation for customer assistance programs pursuant to the IEIMA as a result of Ameren Illinois participating in the formula ratemaking process.

Merchant Generation and Genco

Three and six months - Other income, net of expenses, was comparable between periods in the Merchant Generation segment and at Genco.

Interest Charges

Ameren Corporation

Three months - Interest charges increased by $8 million in the second quarter of 2012, as compared with the second quarter of 2011, primarily because of an increase in interest charges associated with uncertain tax positions at Ameren Missouri.

Six months - Interest charges increased by $2 million in the first six months of 2012, as compared with the same period in 2011, primarily because of an increase in interest charges associated with uncertain tax positions at Ameren Missouri that were offset, in part, by decreases described below at Ameren Illinois and Merchant Generation and because of reduced credit facility borrowings and commercial paper issuances at Ameren.

Variations in interest charges in Ameren’s business segments and for the Ameren Companies for the three and six months ended June 30, 2012, compared with the same periods in 2011, were as follows:

Ameren Missouri

Three and six months - Interest charges increased by $11 million and $13 million, respectively, primarily because of an increase in interest charges associated with uncertain tax positions.

Ameren Illinois

Three and six months - Interest charges decreased by $4 million and $6 million, respectively, primarily because of the redemption of $150 million of senior secured notes in June 2011.

Merchant Generation

Three and six months - Interest charges decreased by $2 million and $5 million, respectively, in the Merchant Generation segment, primarily because of an increase in capitalized interest due to a scrubber project at Genco.

Genco

Three months - Interest charges decreased by $2 million at Genco, primarily because of an increase in capitalized interest due to a scrubber project.

Six months - Interest charges decreased by $5 million at Genco, primarily because of a reduction in credit facility borrowings and an increase in capitalized interest due to a scrubber project.

Income Taxes

The following table presents effective income tax rates for the registrants and by segment for the three and six months ended June 30, 2012, and 2011:

	Three Months		Six Months
	2012	2011	2012	2011
Ameren (a)	20%	38%	28%	38%
Ameren Missouri(a)	37	37	36	36
Ameren Illinois(a)	40	41	40	39
Genco(b)	62	43	47	42
Merchant Generation(a)	37	25	40	40

(a)	The provision for income taxes was based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the relevant period.
(b)	The provision for income taxes for the three and six months ended June 30, 2012 was based on the actual effective tax rate for the interim period. Authoritative accounting guidance provides that the actual effective rate is acceptable for interim periods if a reliable estimate of the annual effective tax rate is not determinable. As a result of the relationship between projected “Income Before Income Taxes” and “Income Taxes” for Genco for the year ended December 31, 2012, a reliable estimate of the annual 2012 effective tax rate could not be made.

Ameren Corporation

Three months - The effective tax rate in the second quarter of 2012 was lower than the second quarter of 2011, primarily due to the partial reversal of the first quarter reduction of the income tax benefit recognized in conjunction with the asset impairment in the Merchant Generation segment, which is described below.

Six months - The effective tax rate in the first six months of 2012 was lower than the same period in 2011, primarily due to the reduction in the income tax benefit recognized in conjunction with the asset impairment in the Merchant Generation segment. For interim reporting purposes, authoritative accounting guidance requires that tax expense (or benefit) related to ordinary income (or loss) must be computed using an estimated annual effective tax rate. Ameren’s projected annual effective tax rate of 28% is lower than the statutory rate primarily as a result of (i.) lower projected full year pretax income due to the large impairment charge recorded in the first quarter of 2012 and (ii.) relatively consistent permanent differences as compared to the prior period, which are expected to be larger in 2012 as a percentage of pretax income than in prior years. This reduction in the recognized tax benefit is projected to fully reverse over the balance of 2012.

This unfavorable reduction in the effective tax rate was partially offset by the impact of investment tax credit amortization and favorable amortization of property-related regulatory assets and liabilities on a pretax book loss in the current year as compared to pretax book income in the same period a year ago.

Variations in effective tax rates in Ameren’s business segments and for the Ameren Companies for the three and six months ended June 30, 2012, compared with the same periods in 2011, were as follows:

Ameren Missouri

Three months - The effective tax rate was higher, primarily due to lower favorable net amortization of property-related regulatory assets and liabilities.

Six months - The effective tax rate was comparable between periods.

Ameren Illinois

Three months - The effective tax rate was lower, primarily due to lower unfavorable net amortization of property-related regulatory assets and liabilities in 2012 compared with 2011.

Six months - The effective tax rate was higher, primarily due to the impact of recording the increase in the Illinois statutory income tax rate at the beginning of 2011, which was offset by favorable net amortization of property-related regulatory assets and liabilities in 2012 compared with unfavorable amortization in 2011.

Merchant Generation

Three months - The effective rate was higher in the Merchant Generation segment, primarily due to the impact of favorable changes in reserves for uncertain tax positions in the prior year, along with the impact of tax credits on a current year pretax book loss compared to pretax book income in the year ago period.

Six months - The effective tax rate was comparable between periods. A favorable change in the reserve for uncertain tax positions in the prior year was offset by the unfavorable impact of recording the adjustment to deferred tax liabilities in the prior year due to the Illinois statutory income tax rate increase in 2011.

Genco

Three months and six months - The effective tax rate was higher primarily due to the impact of tax credits on a pretax book loss in 2012 compared to pretax book income in the year-ago period.

LIQUIDITY AND CAPITAL RESOURCES

The tariff-based gross margins of Ameren’s rate-regulated utility operating companies continue to be a principal source of cash from operating activities for Ameren and its rate-regulated subsidiaries. A diversified retail customer mix of primarily rate-regulated residential, commercial, and industrial classes and a commodity mix of natural gas and electric service provide a reasonably predictable source of cash flows for Ameren, Ameren Missouri and Ameren Illinois. For operating cash flows, Genco, through Marketing Company, sells power through primarily market-based contracts with wholesale and retail customers. In addition to using cash flows from operating activities, the Ameren Companies use available cash, credit facility borrowings, commercial paper issuances, money pool borrowings, or other short-term borrowings from affiliates to support normal operations and other temporary capital requirements. The Ameren Companies may reduce their credit facility or short-term borrowings with cash from operations or, at their discretion, with long-term borrowings or, in the case of Ameren subsidiaries, with equity infusions from Ameren. The Ameren Companies expect to incur significant capital expenditures over the next five years as they comply with environmental regulations and make significant investments in their electric and natural gas utility infrastructure to support overall system reliability and other improvements. Ameren intends to finance those capital expenditures and investments with a blend of equity and debt so that it maintains a capital structure in its rate-regulated businesses of approximately 50% to 55% equity, assuming constructive regulatory environments. Ameren, Ameren Missouri and Ameren Illinois plan to implement their long-term financing plans for debt, equity, or equity-linked securities in order to finance their operations appropriately, fund scheduled debt maturities, and maintain financial strength and flexibility. Genco and the Merchant Generation segment seek to fund their operations internally and therefore seek not to rely on financing from Ameren or external, third-party sources. Genco and the Merchant Generation segment will continue to seek to defer or reduce capital and operating expenses, sell certain assets, and take other actions as necessary to fund their operations internally while maintaining safe and reliable operations. Under its indenture, Genco may not borrow additional funds from external, third-party sources if its interest coverage ratio is less than a specified minimum or its leverage ratio is greater than a specified maximum. See Note 4 - Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information on Genco’s indenture provisions. Based on projections as of June 30, 2012, of Genco’s operating results and cash flows, we expect that, by the end of the first quarter of 2013, Genco’s interest coverage ratio will be less than the minimum ratio required for the company to borrow additional funds from external, third-party sources. Genco’s indenture does not restrict intercompany borrowings from Ameren’s non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren’s control, and if a Genco intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool by Genco would be dependent on consideration by Ameren of the facts and circumstances existing at that time. In March 2012, Genco entered into a put option agreement with AERG, for the potential sale of the Grand Tower, the Gibson City, and the Elgin energy centers, in order to provide an additional source of liquidity, if needed in the future. See Note 8 - Related Party Transactions, in Part I, Item 1 of this report for additional information regarding the put option agreement and Ameren’s guaranty of AERG’s contingent obligations under the put option agreement.

The following table presents net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2012 and 2011:

	Net Cash Provided By Operating Activities			Net Cash (Used In) Investing Activities			Net Cash (Used In) Financing Activities
	2012	2011	Variance	2012	2011	Variance	2012	2011	Variance
Ameren(a)	$805	$899	$(94)	$(638)	$(494)	$(144)	$(305)	$(572)	$267
Ameren Missouri	327	353	(26)	(393)	(320)	(73)	(135)	(156)	21
Ameren Illinois	360	401	(41)	(247)	(121)	(126)	(74)	(349)	275
Genco	60	88	(28)	(42)	(11)	(31)	-	(76)	76

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

Cash Flows from Operating Activities

Ameren Corporation

Ameren’s cash from operating activities decreased in the first six months of 2012, compared with the first six months of 2011. The following items contributed to the decrease in cash from operating activities during the first six months of 2012, compared with the same period in 2011:

•

Cash flows associated with Ameren Missouri’s under-recovered FAC costs decreased by $93 million as recoveries outpaced deferrals in 2011 by $77 million while deferrals outpaced recoveries in 2012 by $16 million.

•

A $76 million decrease in cash collections from customer receivables, excluding the impacts of the receipt of funds from, and deposits into, court registries discussed separately, primarily caused by milder weather in December 2011, compared with December 2010.

•

A net $25 million increase in collateral posted with counterparties due primarily to the items discussed at the registrant subsidiaries below and a decrease in collateral returned by Ameren (parent) counterparties of $11 million due to changes in the market prices of power.

•

During 2012, coal inventory increased by $21 million due to additional tons held in Ameren Missouri’s inventory because generation levels were below expected levels due to market conditions and milder weather conditions in early 2012.

•

Electric and natural gas margins, as discussed in Results of Operations, decreased by $15 million, excluding impacts of noncash MTM transactions and Ameren Illinois’ IEIMA revenue requirement reconciliation adjustment.

•

Severance payments totaling $32 million were made in 2012 as a result of the voluntary separation offers extended to Ameren Missouri and Ameren Services employees in the fourth quarter of 2011, as well as severance payments associated with the closure of the Meredosia and Hutsonville energy centers. Partially offsetting these severance payments, Ameren Missouri estimates its labor and related benefit payments decreased by $16 million as a result of the staff reductions from the voluntary separation program. Genco estimates its 2012 labor payments decreased by $4 million as a result of its energy center closures. In 2011, Genco made severance payments totaling $2 million for an involuntary separation program.

•	A $9 million increase in energy efficiency expenditures, primarily for Ameren Illinois customer programs that are recovered through customer billings over time and offset the increase in margins.

•

A $7 million increase in Callaway energy center scheduled refueling and maintenance outage payments caused primarily by the timing of the 2011 outage, which had unpaid liabilities as of December 31, 2011, that were paid during 2012.

The following items partially offset the decrease in Ameren’s cash from operating activities during the first six months of 2012, compared with the same period in 2011:

•

Ameren Missouri’s receipt of a total of $37 million from the Stoddard County Circuit Court’s registry and the Cole County Circuit Court’s registry as the MoPSC’s 2009 and 2010 electric rate orders were upheld on appeals. Additionally, $13 million fewer Ameren Missouri receivables were paid into the court registries in 2012 in connection with the electric rate order appeals. See Note 2 - Rate and Regulatory Matters under Part I, Item 1, of this report for additional information.

•	A $30 million decrease in major storm restoration costs.

•	The MISO liability increased $20 million due, in part, to fewer payments required for December 2011 purchases compared to the payments required for December 2010 purchases.

•

A $15 million decrease in interest payments, primarily due to the Ameren Illinois senior secured note redemption in June 2011 and a $4 million interest reduction associated with Ameren’s borrowings under its credit facility agreements and issuances under its commercial paper program as fewer borrowings and issuances were made in 2012.

•	An $8 million decrease in taxes other than income tax payments primarily caused by the timing of property tax payments for Ameren Missouri.

•	A $7 million decrease in the cost of natural gas held in storage because of lower prices.

•

State income tax refunds of $5 million in 2012, compared with state income tax payments of $1 million in 2011. The 2012 refund resulted primarily from a tax credit repurchase agreement. Ameren did not make any federal income tax payments in either period because of accelerated deductions authorized by economic stimulus legislation, use of its net operating loss carryforwards, and other deductions.

•

The receipt of $5 million for net coal transfers to refiners under agreements, primarily for the Merchant Generation segment, that did not exist during the first six months of 2011. The coal will be purchased back from the refiners in a subsequent period.

Ameren Missouri

Ameren Missouri’s cash from operating activities decreased in the first six months of 2012, compared with the first six months of 2011. The following items contributed to the decrease in cash from operating activities during the first six months of 2012, compared with the same period in 2011:

•	Cash flows associated with the under-recovered FAC costs decreased by $93 million as recoveries outpaced deferrals in 2011 by $77 million while deferrals outpaced recoveries in 2012 by $16 million.

•	A $43 million increase in income tax payments primarily due to a reduction in depreciation deductions for tax purposes along with an increase in income from a litigation settlement.

•

During 2012, coal inventory increased by $21 million primarily due to additional tons held in inventory because generation levels were below expected levels due to market conditions and milder weather conditions in early 2012.

•

Severance payments totaling $25 million were made in 2012 as a result of the voluntary separation offers extended to employees in the fourth quarter of 2011. As a partial offset to those severance payments, labor and related benefit payments decreased by $16 million as a result of the staff reductions from the voluntary separation program.

•

A $7 million increase in Callaway energy center scheduled refueling and maintenance outage payments caused primarily by the timing of the 2011 outage, which had unpaid liabilities as of December 31, 2011, that were paid during 2012.

The following items partially offset the decrease in Ameren Missouri’s cash from operating activities during the first six months of 2012, compared with the same period in 2011:

•	Electric and natural gas margins, as discussed in Results of Operations, increased by $59 million, excluding impacts of noncash MTM transactions.

•

Receipt of a total of $37 million from the Stoddard County Circuit Court’s registry and the Cole County Circuit Court’s registry as the MoPSC’s 2009 and 2010 electric rate orders were upheld on appeals. Additionally, $13 million fewer Ameren Missouri receivables were paid into the court registries in 2012 in connection with the electric rate order appeals.

•	An $18 million decrease in major storm restoration costs.

•	A $13 million decrease in property tax payments caused primarily by the timing of such property tax payments.

•	A $5 million reduction in energy efficiency expenditures.

Ameren Illinois

Ameren Illinois’ cash from operating activities decreased in the first six months of 2012 compared with the first six months of 2011. The following items contributed to the decrease in cash from operating activities during the first six months of 2012, compared with the same period in 2011:

•	A $55 million decrease in cash collections from customer receivables, primarily caused by milder weather in December 2011, compared with December 2010.

•	A net $18 million decrease in collateral returned from counterparties due, in part, to changes in the market price of natural gas and in contracted volumes.

•	A $14 million increase in energy efficiency expenditures for customer programs that are recovered through customer billings over time and offset the increase in margins.

•

Electric and natural gas margins, as discussed in Results of Operations, decreased by $11 million, excluding impacts of noncash MTM transactions and the IEIMA’s revenue requirement reconciliation adjustment.

•	A $6 million decrease in natural gas commodity over-recovered costs under the PGA.

•	A $5 million increase in taxes other than income tax payments, primarily due to a prior year electricity distribution tax refund that was applied in 2011.

The following items partially offset the decrease in Ameren Illinois’ cash from operating activities during the first six months of 2012, compared with the same period in 2011:

•

Income tax refunds of $35 million in 2012, compared with income tax payments of $3 million in 2011. The 2012 refund resulted primarily from an increase in accelerated depreciation deductions authorized by economic stimulus legislation.

•	A $12 million decrease in major storm restoration costs.

•	A $10 million decrease in the cost of natural gas held in storage because of lower prices.

•	A $9 million decrease in interest payments, primarily due to the redemption of senior secured notes in June 2011.

Genco

Genco’s cash from operating activities decreased in the first six months of 2012 compared with the first six months of 2011. The following items contributed to the decrease in cash from operating activities during the first six months of 2012, compared with the same period in 2011:

•	Electric margins, as discussed in Results of Operations, decreased by $64 million, excluding impacts of noncash MTM transactions.

•

During 2011, Genco reduced the volume of its coal inventory, which resulted in an estimated $12 million cash savings exceeding a smaller inventory reduction in 2012. This decrease was partially offset by the receipt of $3 million in 2012 for net coal transfers to refiners under agreements that did not exist during the first six months of 2011. The coal will be purchased back from refiners in a subsequent period.

•	A $2.5 million payment to AERG for the put option agreement signed on March 28, 2012. Note 8 - Related Party Transactions under Part I, Item 1, of this report for additional information.

The following items partially offset the decrease in Genco’s cash from operating activities during the first six months of 2012, compared with the same period in 2011:

•	A $22 million reduction in accounts receivable from affiliates and miscellaneous accounts receivable caused, in part, by lower market prices for power and reduced generation levels.

•	A $9 million decrease in income tax payments, primarily due to a reduction in pretax book income partially offset by a reduction in depreciation for tax purposes.

•	A net $5 million decrease in collateral posted with counterparties due, in part, to a reduction in the market price of natural gas and in contracted volumes.

•	A $4 million reduction in payments associated with major outages at coal-fired energy centers, as fewer outages occurred in 2012.

•	A $2 million decrease in interest payments, primarily due to fewer borrowings under its credit facility agreements.

•	A $2 million decrease in pension plan contributions, as EEI’s 2012 contribution was lower than the prior year.

Cash Flows from Investing Activities

Ameren’s cash used in investing activities increased in the first six months of 2012, compared with the same period in 2011. Capital expenditures increased $58 million primarily because of increased expenditures for maintenance and reliability, boiler, and turbine projects, which more than offset a decrease in storm restoration costs. Cash flows used in investing activities also increased due to a $19 million increase in nuclear fuel expenditures due to timing of purchases and a $25 million increase in purchases of securities, net of sales of securities, in the nuclear decommissioning trust fund. In 2012, cash flows from investing activities benefited from $16 million in proceeds received from the sale of Medina Valley energy center’s net property and plant. In 2011, cash flows from investing activities benefited from property sale proceeds, principally attributable to $45 million of proceeds received from the sale of Genco’s interest in its Columbia CT facility.

Ameren Missouri’s cash used in investing activities increased during the first six months of 2012, compared with the same period in 2011. Capital expenditures increased $27 million primarily because of increased expenditures for maintenance and reliability, boiler, and turbine projects, which more than offset a $23 million decrease in storm restoration costs. Cash flows used in investing activities also increased due to a $19 million increase in nuclear fuel expenditures due to timing of purchases and a $25 million increase in purchases of securities, net of sales of securities, in the nuclear decommissioning trust fund.

Ameren Illinois’ cash used in investing activities increased during the first six months of 2012, compared with the same period in 2011. Capital expenditures increased $10 million as a result of increased expenditures for maintenance and reliability capital projects, which more than offset a $14 million decrease in storm restoration costs. During the first six months of 2012, Ameren Illinois’ cash provided by operating activities exceeded capital expenditures by $176 million. Ameren Illinois contributed a portion of this surplus cash to the utility money pool. In 2011, cash flows from investing activities benefited from repayments of advances previously paid to ATXI as a result of the completion of a project under a joint ownership agreement.

Genco’s cash used in investing activities increased during the first six months of 2012, compared with the same period in 2011. Capital expenditures decreased by $5 million primarily because of a reduction in maintenance and upgrade project expenditures due to the timing of energy center outages, which more than offset increased expenditures related to the Newton energy center. Additionally, during the first six months of 2012, Genco’s capital expenditures exceeded net cash provided by operating activities by $19 million. The cash shortfall was funded by repayments of advances previously paid to the non-state-regulated subsidiaries’ money pool. In 2012, cash flows from investing activities benefited from the sale of a building for proceeds of $1 million, which resulted in a $1 million pretax loss. In 2011, cash flows from investing activities benefited from property sale proceeds, principally attributable to $45 million received from the sale of Genco’s interest in its Columbia CT facility.

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

Cash Flows from Financing Activities

Ameren’s net cash used in financing activities decreased during the six months ended June 30, 2012, compared with the same period in 2011. Ameren reduced its repayments of net short-term debt and credit facility borrowings by $74 million and had no maturities of long-term debt during the 2012 period, compared with $150 million of maturities during the 2011 period. Additionally, there was a reduction in refunds of advances previously received from generators of $73 million due to project completion in the first six months of 2011. In 2011, common stock issued for DRPlus and the 401(k) plan increased cash flows from financing activities by $32 million. In 2012, Ameren shares were purchased in the open market for DRPlus and the 401(k) plan, resulting in noncash financing activity of $7 million due to the timing of DRPlus common stock dividend funding.

Ameren Missouri’s net cash used in financing activities decreased during the six months ended June 30, 2012, compared with the same period in 2011. Ameren Missouri used money pool borrowings to meet working capital and investing requirements as capital and nuclear fuel expenditures for the six months ended June 30, 2012 exceeded net cash provided by operating activities. Additionally, Ameren Missouri had a $65 million increase in common stock dividends. In 2011, refunds of advances previously received from generators decreased cash flows from financing activities by $19 million as a result of project completion.

Ameren Illinois’ net cash used in financing activities decreased during the six months ended June 30, 2012, compared with the same period in 2011. In 2012, common stock dividends decreased $75 million. Additionally, there was a reduction in refunds of advances previously received from generators of $53 million due to project completion in the first six months of 2011. In 2011, Ameren Illinois funded the $150 million maturity of its senior secured notes utilizing cash on hand and operating cash flows.

Genco’s net cash from financing activities decreased during the six months ended June 30, 2012, compared with the same period in 2011. In 2012, Genco was able to meet its working capital and investing requirements without utilizing available financing. In 2011, Genco received a $24 million capital contribution from its parent, Resources Company, associated with a tax sharing agreement that benefited cash flows from financing activities and utilized surplus net cash from operating activities to repay $100 million of borrowing obligations.

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

The following table presents the committed 2010 Credit Agreements of Ameren and the Ameren Companies, and the credit capacity available under such agreements, considering reductions for commercial paper borrowings and letters of credit, as of June 30, 2012:

	Expiration	Borrowing Capacity		Credit Available
Ameren and Ameren Missouri:
2010 Missouri Credit Agreement(a)	September 2013	$800		$800
Ameren and Genco:
2010 Genco Credit Agreement(a)	September 2013	500		500
Ameren and Ameren Illinois:
2010 Illinois Credit Agreement(a)	September 2013	800		800
Ameren:
Less:
Commercial paper outstanding		(b	)	(30)
Letters of credit		(b	)	(15)
Total		$2,100		$2,055

(a)	The Ameren Companies may access these credit facilities through intercompany borrowing arrangements.
(b)	Not applicable.

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

The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by FERC under the Federal Power Act. In April 2012, FERC issued an order authorizing the issuance of up to $1 billion of short-term debt securities for Ameren Missouri. The authorization was effective immediately and terminates on March 31, 2014. On October 1, 2010, FERC authorized Ameren Illinois to issue up to $1 billion of short-term debt securities. The authorization became effective immediately and terminates on September 30, 2012. In July 2012, Ameren Illinois requested authorization to issue up to $1 billion of short-term debt securities due to the previous authorization terminating in September. FERC is currently reviewing the request.

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

Long-term Debt and Equity

The following table presents the issuances of common stock and the maturities of long-term debt for the six months ended June 30, 2012, and 2011, for the Ameren Companies. For additional information, including information regarding Ameren Illinois’ July 2012 cash tender offer, see Note 4 - Long-term Debt and Equity Financings under Part I, Item 1, of this report.

	Month Issued or Matured	Six Months
		2012	2011
Issuances
Common stock
Ameren:
DRPlus and 401(k)	Various	$-	$32
Total common stock issuances		$-	$32
Maturities
Long-term debt
Ameren Illinois:
6.625% Senior secured notes due 2011	June	$-	$150
Total Ameren long-term debt maturities		$-	$150

In June 2012, Ameren, Ameren Missouri and Ameren Illinois filed a Form S-3 shelf registration statement registering the issuance of an indeterminate amount of certain types of securities, which expires in June 2015.

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

At June 30, 2012, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation.

We consider access to short-term and long-term capital markets a significant source of funding for capital requirements not satisfied by our operating cash flows. Inability to raise capital on reasonable terms, particularly during times of uncertainty in the capital markets, could negatively affect our ability to maintain and expand our businesses. After assessing its current operating performance, liquidity, and credit ratings (see Credit Ratings below), Ameren, Ameren Missouri and Ameren Illinois each believes that it will continue to have access to the capital markets. However, events beyond Ameren’s, Ameren Missouri’s and Ameren Illinois’ control may create uncertainty in the capital markets or make access to the capital markets uncertain or limited. Such events could increase our cost of capital and adversely affect our ability to access the capital markets.

Genco’s operating results and operating cash flows are significantly affected by changes in market prices for power, which have significantly decreased over the past few years. Under the provisions of Genco’s indenture described in Note 4 - Long-term Debt and Equity Financings, in Part I, Item 1, of this report, Genco may not borrow additional funds from external, third-party sources if its interest coverage ratio is less than a specified minimum or its leverage ratio is greater than a specified maximum. Based on projections as of June 30, 2012, of Genco’s operating results and cash flows, we expect that, by the end of the first quarter of 2013, Genco’s interest coverage ratio will be less than the minimum ratio required for the company to borrow additional funds from external, third-party sources. Genco’s indenture does not restrict intercompany borrowings from Ameren’s non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren’s control, and if a Genco intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool by Genco would be dependent on consideration by Ameren of the facts and circumstances existing at that time.

In March 2012, Genco entered into a put option agreement with AERG, that gives Genco an irrevocable option to sell to AERG the Grand Tower, the Gibson City, and the Elgin energy centers, in order to provide an additional source of liquidity, if needed in the future. See Note 8 - Related Party Transactions, in Part I, Item 1, of this report for additional information regarding the put option agreement and Ameren’s guaranty of AERG’s contingent obligations under the put option agreement.

Dividends

Ameren declared common stock dividends totaling $194 million, or 80 cents per share, and paid $187 million to its stockholders during the first six months of 2012 (2011 - $186 million or 77 cents per share).

Genco’s indenture includes restrictions that can prohibit it from making dividend payments on its common stock. Specifically, Genco cannot pay dividends on its common stock unless the company’s actual interest coverage ratio for the most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on projections as of June 30, 2012, of Genco’s operating results and cash flows, we do not expect that Genco will achieve the minimum interest coverage ratio necessary to pay dividends on its common stock for the six months ended December 31, 2013, or the six months ended June 30, 2014. As a result, Genco was restricted from paying dividends on its common stock as of June 30, 2012, and we expect Genco will be unable to pay dividends on its common stock through at least June 30, 2015.

See Note 4 - Long-term Debt and Equity Financings under Part I, Item 1, of this report and Note 4 - Short-term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At June 30, 2012, none of these circumstances existed at Ameren, Ameren Missouri and Ameren Illinois and, as a result, these companies were not restricted from paying dividends.

The following table presents common stock dividends paid by Ameren Corporation to its common stockholders and by Ameren’s registrant subsidiaries to their parent, Ameren Corporation, for the six months ended June 30, 2012, and 2011:

	Six Months
	2012	2011
Ameren Missouri	$200	$135
Ameren Illinois	75	150
Dividends paid by Ameren	187	186

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

At June 30, 2012, total other obligations related to the procurement of coal, natural gas, nuclear fuel, purchased power, methane gas, equipment and meter reading services, and a tax credit obligation, among other agreements, at Ameren, Ameren Missouri, Ameren Illinois and Genco were $9,286 million, $5,586 million, $2,672 million, and $679 million, respectively. Total unrecognized tax benefits at June 30, 2012, which were not included in the totals above, for Ameren, Ameren Missouri, Ameren Illinois and Genco were $158 million, $132 million, $11 million, and $11 million, respectively.

Credit Ratings

The credit ratings of the Ameren Companies affect our liquidity, our access to the capital markets and credit markets, our cost of borrowing under our credit facilities and collateral posting requirements under commodity contracts.

The following table presents the principal credit ratings of the Ameren Companies by Moody’s, S&P and Fitch effective on the date of this report:

	Moody’s	S&P	Fitch
Ameren:
Issuer/corporate credit rating	Baa3	BBB-	BBB
Senior unsecured debt	Baa3	BB+	BBB
Commercial paper	P-3	A-3	F2
Ameren Missouri:
Issuer/corporate credit rating	Baa2	BBB-	BBB+
Secured debt	A3	BBB+	A
Ameren Illinois:
Issuer/corporate credit rating	Baa2	BBB-	BBB-
Secured debt	A3	BBB/BBB+(a)	BBB+
Senior unsecured debt	Baa2	BBB-	BBB
Genco:
Issuer/corporate credit rating	-	BB-	BB-
Senior unsecured debt	Ba3	BB-	BB-

(a)	The BBB+ rating applies to issuances of securities secured by the mortgage associated with the former property of CILCO. The BBB rating applies to issuances of securities secured by the mortgage associated with the former property of IP and CIPS.

The cost of borrowing under our credit facilities can also increase or decrease depending upon the credit ratings of the borrower. A credit rating is not a recommendation to buy, sell, or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization.

Collateral Postings

Any adverse change in the Ameren Companies’ credit ratings may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing and fuel, power, and natural gas supply, among other things, resulting in a negative impact on earnings. Cash collateral postings and prepayments made with external parties including postings related to exchange-traded contracts at June 30, 2012, were $145 million, $15 million, $94 million, and $1 million at Ameren, Ameren Missouri, Ameren Illinois, and Genco, respectively. Cash collateral posted by external counterparties with Ameren and Ameren Illinois was $4 million and $2 million, respectively, at June 30, 2012. Sub-investment-grade issuer or senior unsecured debt ratings (lower than “BBB-” or “Baa3”) at June 30, 2012, could have resulted in Ameren, Ameren Missouri, Ameren Illinois or Genco being required to post additional collateral or other assurances for certain trade obligations amounting to $335 million, $125 million, $106 million, and $41 million, respectively.

Changes in commodity prices could trigger additional collateral postings and prepayments at current credit ratings. If market prices were 15% higher than June 30, 2012, levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, Ameren Illinois or Genco could be required to post additional collateral or other assurances for certain trade obligations up to approximately $183 million, $15 million, $- million, and $35 million, respectively. If market prices were 15% lower than June 30, 2012, levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, Ameren Illinois or Genco could be required to post additional collateral or other assurances for certain trade obligations up to approximately $199 million, $4 million, $40 million, and $53 million, respectively.

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

Below are some key trends, events, and uncertainties that are reasonably likely to affect the Ameren Companies’ results of operations, financial condition, or liquidity, as well as their ability to achieve strategic and financial objectives, for 2012 and beyond.

Rate-Regulated Operations

•

Ameren’s strategy for earning competitive returns on its rate-regulated investments involves meeting customer energy needs in an efficient fashion, working to enhance regulatory frameworks, making timely and well-supported rate case filings, and aligning overall spending with those rate case outcomes, economic conditions and return opportunities.

•

In January 2012, Ameren Illinois filed its initial IEIMA performance-based formula rate filing with the ICC. Delivery service rates from this initial filing, which were based on 2010 recoverable costs and expected net plant additions for 2011 and 2012, would result in a decrease of $20 million in its annual electric delivery service revenues beginning in October 2012, if approved by the ICC. In April 2012, Ameren Illinois filed an update filing based on 2011 costs and expected net plant additions for 2012, which would result in an additional $16 million decrease in annual electric delivery service revenues from the amount requested in its January 2012 initial filing. Pending ICC approval, rates from the update filing are expected to become effective on January 1, 2013. In response to both Ameren Illinois’ initial and update filings, the ICC staff is recommending larger reductions to Ameren Illinois’ annual electric delivery service revenues. We believe that our participation in this framework will better enable Ameren Illinois to earn its allowed return on equity for its electric delivery service business because, as discussed below, actual 2012 costs will be recovered as an adjustment to 2014 rates. This framework is expected to give Ameren Illinois the earnings predictability to invest in modernizing its distribution system.

•

The IEIMA provides for an annual reconciliation of Ameren Illinois’ revenue requirement necessary to reflect its actual costs incurred in a given year with the revenue requirement that was in effect for that year. Consequently, Ameren Illinois’ 2012 electric delivery service revenues will be based on its 2012 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA’s performance-based formula ratemaking framework. Ameren Illinois expects recoverable costs in 2012 to exceed costs included in its current and proposed rates. As a result, Ameren Illinois expects to record additional revenue in 2012 and a corresponding regulatory asset to reflect the expected future recovery from customers of these costs as part of the annual revenue requirement reconciliation. Ameren Illinois’ 2012 return on common equity for the revenue requirement reconciliation will be based on the 2012 monthly average yields of the 30-year United States treasury bonds plus 590 basis points. Based on available information, Ameren Illinois anticipates that the calculation of the 2012 return on common equity will be below the return on common equity currently included in its rate structure, which will partially offset the increased revenue resulting from the increase in recoverable costs incurred.

•

As they continue to experience cost recovery pressures, Ameren Missouri and Ameren Illinois expect to regularly seek electric and natural gas rate increases and timely cost recovery and tracking mechanisms from their regulators. These pressures include lower load growth from a weak economy, customer conservation efforts and the impacts of energy efficiency programs, increased investments and expected future investments for environmental compliance, system reliability improvements, and new baseload capacity, including renewable requirements. Increased investments also result in higher depreciation and financing costs. Increased costs are also expected from rising employee benefit costs, higher property and income taxes, and higher insurance premiums as a result of insurance market conditions and industry loss experience, among other things.

•

Following recommendations from the NRC’s task force on lessons learned from the 2011 reactor accident in Japan, the NRC issued orders in March 2012 requiring United States nuclear plants to enhance nuclear plant readiness to safely manage severe events. These orders concentrated on addressing seismic and flooding risks, emergency planning, spent fuel risks, and severe accidents. Ameren Missouri is conducting an analysis to determine how to comply with the orders. The NRC provided a four-year compliance period. Such orders are expected to result, and potential future orders may result, in increased costs and capital investments.

•

In January 2012, the ICC issued an order that authorized a $32 million increase in Ameren Illinois’ annual natural gas delivery service revenues. This order was based on a future test year of 2012, rather than a historical test year, in order to improve the ability to earn returns allowed by regulators.

•

The MoPSC issued an order, in April 2011, with respect to its review of Ameren Missouri’s FAC for the period from March 1, 2009, to September 30, 2009. The order required Ameren Missouri to refund $18 million, including $1 million for interest, to customers related to pretax earnings associated with certain long-term partial requirements sales that were made by Ameren Missouri due to the loss of Noranda’s load caused by a severe ice storm in January 2009. Ameren Missouri appealed this decision to the Cole County Circuit Court, which overturned the MoPSC’s April 2011 order. The Cole County Circuit Court decision is being appealed by the MoPSC to the Missouri Court of Appeals. The MoPSC is currently reviewing the FAC for periods after September 2009. It is possible that the MoPSC could order additional refunds of approximately $25 million related to pretax earnings associated with these long-term partial requirements sales in periods after September 2009, and this could result in a charge to earnings in the period in which such an order is received. Separately, Ameren Missouri filed a request with the MoPSC in July 2011 for an accounting authority order that would allow Ameren Missouri to recover fixed costs totaling $36 million that were not recovered as a result of the loss of load caused by the severe 2009 ice storm for potential recovery in a future electric rate case. If the courts ultimately rule in favor of Ameren Missouri’s position regarding the classification of the long-term partial requirements sales, Ameren Missouri would not seek to recover from customers the sum that would be covered by the accounting authority order if it is granted.

•

In August 2012, the MoPSC issued an order that approved a stipulation and agreement regarding Ameren Missouri’s MEEIA filing. The order includes megawatthour savings targets for its energy efficiency programs as well as associated cost recovery mechanisms and incentive awards. Beginning in 2013, Ameren Missouri expects to invest approximately $147 million over three years for energy efficiency programs. The order also allows for Ameren Missouri to collect, over the next three years, its program costs and 90% of its projected lost revenue from customers starting on January 2, 2013. The remaining 10% of projected lost revenue is expected to be recovered as part of future rate proceedings. Additionally, the order provides for an incentive award that would allow Ameren Missouri to earn revenues of approximately $19 million if 100% of its energy efficiency goals are achieved during the three-year period, with the potential to earn more if energy savings exceeds those goals. The recovery of the incentive award from customers, if the energy efficiency goals are achieved, would begin after the three-year energy efficiency plan is complete upon the effectiveness of an electric service rate case or potentially with the future adoption of a rider mechanism.

•

In February 2012, Ameren Missouri filed a request with the MoPSC to increase its annual revenues for electric service by $376 million. This request includes recovery of the cost of the proposed energy efficiency programs included in the MEEIA filing. The MoPSC staff recommended an increase to Ameren Missouri’s annual revenues of approximately $210 million. A decision by the MoPSC in this proceeding is expected in December 2012.

•

Ameren and Ameren Missouri also are pursuing recovery from insurers, through litigation, for reimbursement of unpaid liability insurance claims for a December 2005 breach of the upper reservoir at Ameren Missouri’s Taum Sauk pumped-storage hydroelectric energy center.

•

Approximately 340 employees of Ameren Missouri and Ameren Services accepted voluntary separation offers and left the company as of December 31, 2011. As a result of the voluntary separations, Ameren and Ameren Missouri estimate an annual $20 million reduction in labor-related operations and maintenance expense in 2012.

•

Ameren Missouri’s Callaway energy center completed a scheduled refueling and maintenance outage during the fourth quarter of 2011. The next scheduled refueling and maintenance outage is in the spring of 2013. During a scheduled outage, which occurs every 18 months, maintenance and purchased power costs increase, and the amount of excess power available for sale decreases, versus non-outage years.

•

Ameren Missouri continues to evaluate its longer-term needs for new baseload and peaking electric generation capacity. Environmental regulations, as well as future initiatives related to greenhouse gas emissions and global climate change, could result in significant increases in capital expenditures and operating costs. The compliance costs could be prohibitive at some of Ameren Missouri’s coal-fired energy centers, particularly at its Meramec energy center, as the expected return from these investments, at current market prices for energy and capacity, might not justify the required capital expenditures for their continued operation.

•

Ameren intends to allocate its capital to those investment opportunities with the highest expected risk-adjusted returns. Ameren believes that because of its strategic location in the country, electric transmission may provide it with such an opportunity. In December 2011, MISO approved three projects, which will be developed by ATXI. The first project, Illinois Rivers, involves building a 345-kilovolt line from western Indiana across the state of Illinois to eastern Missouri. Design and planning work on the first sections of this project have begun with construction scheduled to begin in 2013 after receiving a certificate of public convenience and necessity from the ICC. The first sections of the Illinois Rivers project are expected to be in-service in 2016. The last section of this project is expected to be completed in 2019. The Spoon River project in northwest Illinois and the Mark Twain project in northeast Missouri are the other two projects approved by MISO in its current transmission expansion plan. These two projects are expected to be completed in 2018. The estimated total investment in these three projects is expected to be more than $1.2 billion. FERC, in its order issued in May 2011, approved transmission rate incentives for the Illinois Rivers project as well as for the Big Muddy River project. The Big Muddy River project, located primarily in southern Illinois, is being evaluated for inclusion in MISO’s transmission expansion plans. In July 2012, Ameren, on behalf of its transmission affiliates, filed a request with FERC seeking transmission rate incentives for the Spoon River project and the Mark Twain project. Ameren expects FERC will issue an order in the third quarter of 2012.

•

In a July 2012 order, FERC concluded that Ameren Illinois improperly included acquisition premiums, particularly goodwill, in determining its common equity used in its electric transmission formula rate, thereby inappropriately recovering a higher return on rate base from its electric transmission services customers. FERC directed Ameren Illinois to issue a refund within 30 days of the order to its transmission services customers for acquisition premiums inappropriately recovered from its customers. As a result of the order, Ameren Illinois expects to record a pretax charge to earnings of between $10 million to $15 million, for its obligation to refund to Ameren Illinois’ electric transmission customers during the quarter ended September 30, 2012. In August 2012, Ameren Illinois filed a request for an extension of time to complete the refund. Ameren Illinois is studying the impacts of the FERC order and expects to file a request for rehearing at FERC.

•

Nine contracts between Ameren Illinois and IBEW expired on June 30, 2012; however, those agreements were extended while negotiations continue. Ameren Illinois is seeking concessions from the union related to certain benefit provisions. Any labor disputes that result in work stoppage could have a material adverse effect on Ameren’s and Ameren Illinois’ results of operations, financial position, and liquidity.

•

In July 2012, weather conditions in the Midwest market and in Ameren Missouri’s and Ameren Illinois’ service territories were warmer than normal. Cooling degree-days in Ameren’s rate-regulated service territories during July 2012 were 57% higher than normal July weather conditions and were 12% higher than July 2011.

•

For additional information regarding recent rate orders and related appeals, pending requests filed with state and federal regulatory commissions, the FAC prudence review and related appeal, Taum Sauk matters, and separate FERC orders requiring refunds to Ameren Missouri and from Ameren Illinois, see Note 2 - Rate and Regulatory Matters, Note 9 - Commitments and Contingencies, and Note 10 - Callaway Energy Center under Part I, Item 1, of this report and Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.

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

•

The Merchant Generation segment expects to have available generation from its coal-fired energy centers of 32.5 million megawatthours in any given year (Genco - 24.5 million). However, based on currently expected power prices, the Merchant Generation segment expects to generate approximately 26.5 million (Genco - 19.5 million) megawatthours, which includes generation from non-coal-fired energy centers, in 2012. Merchant Generation’s generation expectation has increased by approximately 1 million megawatthours from its estimate at the end of the first quarter of 2012 as its generation increased due to the warmer-than normal summer weather and increased utilization of natural gas-fired generation assets.

•

Power prices in the Midwest affect the amount of revenues and cash flows the Merchant Generation business and Genco can realize by marketing power into the wholesale and retail markets. Ameren’s Merchant Generation segment and Genco are adversely impacted by the declining market price of power for any unhedged generation. Market prices for power have decreased over the past three years. During the first quarter of 2012, the observable market price of power for delivery in the current year and in future years in the Midwest sharply declined below 2011 levels primarily because of declining natural gas prices and the impact of the stay of the CSAPR. Merchant Generation and Genco evaluated this recent sharp price decline, and the related impact on electric margins, as well as the impact of the stay of the CSAPR, and the potential impact these events may have on their operating and capital investment plans. In February 2012, Genco decelerated the construction of two scrubbers at its Newton energy center, and AERG removed from its five-year capital expenditure forecast previously planned precipitator upgrades at its E.D. Edwards energy center. In May 2012, AER filed a request for a variance with the Illinois Pollution Control Board to extend compliance dates for SO2 emission levels contained within the MPS for five years until 2020. AER expects a decision from the Illinois Pollution Control

Board by the end of 2012. If Merchant Generation is not granted a variance to extend compliance dates for SO2 emission levels contained within the MPS, it is probable that Merchant Generation will have to mothball two of its unscrubbed coal-fired energy centers beginning in 2015.

•

The sharp decline in the market price of power in the first quarter of 2012 and the related impact on electric margins, as well as the deceleration of construction of Genco’s Newton energy center scrubber project, caused Merchant Generation and Genco to evaluate whether the carrying values of their energy centers were recoverable. As a result of this evaluation, Ameren recorded an asset impairment charge to reduce the carrying value of AERG’s Duck Creek energy center to its estimated fair value in the first quarter of 2012. See Note 11 - Asset Impairment in Part I, Item 1, for additional information. As a result of Duck Creek’s reduced net property and plant carrying value, Ameren estimates that annual depreciation expense will be reduced by $25 million.

•

After the impairment of the Duck Creek energy center in the first quarter of 2012, Merchant Generation and Genco believed the carrying value of their energy centers exceeded their estimated fair values by an amount significantly in excess of $1 billion. However, under the applicable accounting guidance, an asset is not deemed impaired, and no impairment loss is recognized, unless the asset’s carrying value exceeds the estimated undiscounted future cash flows, even if the carrying value of the asset exceeds estimated fair value. Merchant Generation and Genco could recognize additional, material long-lived asset impairment charges in the future if estimated undiscounted cash flows no longer exceed carrying values for long-lived assets as a result of factors outside their control, such as changes in market prices of power or fuel costs, administrative action or inaction by regulatory agencies and new environmental laws and regulations that could reduce the expected useful lives of Merchant Generation’s and Genco’s energy centers, and also as a result of factors that may be within their control, such as a failure to achieve forecasted operating results and cash flows, unfavorable changes in forecasted operating results and cash flows, or decisions to shut down, mothball or sell their energy centers. Merchant Generation’s and Genco’s energy centers without pollution control equipment are most exposed to possible impairments resulting from declining power prices as compliance options for environmental laws and regulations could become prohibitively expensive.

•

To reduce cash flow volatility, Marketing Company, through a mix of physical and financial sales contracts, targets to hedge Merchant Generation’s expected output by 80% to 90% for the following year, 50% to 70% for two years out, and 30% to 50% for three years out. As of June 30, 2012, Marketing Company had hedged approximately 28 million megawatthours of Merchant Generation’s expected generation for 2012, at an average price of $43 per megawatthour. The approximately 1.5 million megawatthours of hedging in excess of expected 2012 generation is expected to be settled on a profitable basis using financial instruments. For 2013, Marketing Company had hedged approximately 22.5 million megawatthours of Merchant Generation’s forecasted generation sales at an average price of $37 per megawatthour. For 2014, Marketing Company had hedged approximately 12.5 million megawatthours of Merchant Generation’s forecasted generation sales at an average price of $38 per megawatthour. Any unhedged forecasted generation will be exposed to market prices at the time of sale. As a result, any new physical or financial power sales may be at price levels lower than previously experienced and lower than the value of existing hedged sales.

•

In June 2012, FERC approved MISO’s proposal to establish an annual capacity market within the RTO. MISO’s inaugural capacity auction will be held in March 2013 for the June 2013 to May 2014 planning year. Participation in MISO’s capacity auction is voluntary as load servicing entities will continue to be able to plan to meet all of their resource requirements outside of the auction, including through self-supply and/or bilateral contracts. Ameren, Ameren Missouri, Ameren Illinois and Genco are reviewing FERC’s order to determine its impact on their results of operations, financial position, and liquidity.

•

To further reduce cash flow volatility, Merchant Generation seeks to hedge fuel costs consistent with power sales. As of June 30, 2012, for 2012 Merchant Generation had hedged fuel costs for approximately 25 million megawatthours of coal and up to 28 million megawatthours of base transportation at about $24 per megawatthour. For 2013, Merchant Generation had hedged fuel costs for approximately 22 million megawatthours of coal and up to 27 million megawatthours of base transportation at about $23.50 per megawatthour. For 2014, Merchant Generation had hedged fuel costs for approximately 14 million megawatthours of coal and up to 21 million megawatthours of base transportation at about $23.50 per megawatthour. In 2012, Genco and the Merchant Generation segment are targeting a reduction in coal inventories. See Item 3 - Quantitative and Qualitative Disclosures About Market Risk of this report for additional information about the percentage of fuel and transportation requirements that are price-hedged for 2012 through 2016.

•

In June 2012, EEI announced that it was reducing its workforce by 44 employees, which includes both management and labor union represented employees, in response to lower demand and prices for electricity. Affected employees will be leaving their employment during the third quarter of 2012. EEI is evaluating the impact of this employee reduction on its pension and postretirement plans. Going forward, the workforce reduction is expected to reduce EEI’s annual pretax other operations and maintenance expenses by $2 million to $3.5 million.

Liquidity and Capital Resources

•

The Ameren Companies seek to maintain access to the capital markets at commercially attractive rates in order to fund their businesses. The enhancement of regulatory frameworks and returns is expected to improve cash flows, credit metrics, and related access to capital for Ameren’s rate-regulated businesses.

•

Genco and the Merchant Generation segment seek to fund their operations internally and therefore seek not to rely on financing from Ameren or external, third-party sources. Genco and the Merchant Generation segment will continue to seek to defer or reduce capital and operating expenses, sell certain assets, and take other actions as necessary to fund their operations internally while maintaining safe and reliable operations. Consistent with these objectives, in March 2012, Genco entered into a put option agreement with AERG for the potential sale of the Grand Tower, the Gibson City, and the Elgin energy centers, in order to provide an additional source of liquidity, if needed in the future.

•

Under its indenture, Genco may not borrow additional funds from external, third-party sources if its interest coverage ratio is less than a specified minimum or its leverage ratio is greater than a specified maximum. Based on projections as of June 30, 2012, of Genco’s operating results and cash flows, we expect that, by the end of the first quarter of 2013, Genco’s interest coverage ratio will be less than the minimum ratio required for the company to borrow additional funds from external, third-party sources. Genco’s indenture does not restrict intercompany borrowings from Ameren’s non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren’s control, and if a Genco intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool by Genco would be dependent on consideration by Ameren of the facts and circumstances existing at that time. Additionally, Genco cannot pay dividends on its common stock unless the company’s actual interest coverage ratio for the most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on projections as of June 30, 2012, of Genco’s operating results and cash flows, we do not expect that Genco will achieve the minimum interest coverage ratio necessary to pay dividends on its common stock for the six months ended December 31, 2013, or the six months ended June 30, 2014. As a result, Genco was restricted from paying dividends on its common stock as of June 30, 2012, and we expect Genco will be unable to pay dividends on its common stock through at least June 30, 2015.

•

The Ameren Companies have also entered into multiyear credit facility agreements that cumulatively provide $2.1 billion of credit through September 10, 2013. The Ameren Companies believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital or financing plans.

•	In September 2012, $173 million of Ameren Missouri’s 5.25% senior secured notes will mature.

•

Seeking to reduce the weighted average interest rate and enhance the maturity profile of its debt, on July 30, 2012, Ameren Illinois commenced a tender offer to purchase for cash two of its outstanding series of senior secured notes for an aggregate purchase price (including principal and premium) of up to $450 million. See Note 4 - Long-term Debt and Equity Financings under Part I, Item 1, of this report for additional information. Until the tender offer is complete, Ameren Illinois is unable to predict the impact of this tender offer on its results of operation, financial position, and liquidity.

•

As of June 30, 2012, Ameren had approximately $750 million in federal income tax net operating loss carryforwards (Ameren Missouri - $220 million, Ameren Illinois - $275 million, Genco - $80 million) and $85 million in federal income tax credit carryforwards (Ameren Missouri - $13 million, Ameren Illinois - $- million, Genco - $1 million). These carryforwards are expected to offset income tax liabilities into 2013 for Ameren Missouri, while Ameren Illinois and Genco will be offset into 2014.

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

Credit Risk

Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and have nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 6 - Derivative Financial Instruments under Part I, Item 1, of this report for information on the potential loss on counterparty exposure as of June 30, 2012.

Our rate-regulated revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At June 30, 2012, no nonaffiliated customer represented more than 10%, in the aggregate, of our accounts receivable. Additionally, Ameren Illinois has risk associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois is required to purchase the supplier’s receivables relating to Ameren Illinois’ delivery service customers who elected to receive power supply from the alternative retail electric supplier. If that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers reflecting charges for electric delivery service and purchased receivables. Beginning in June 2012, Ameren Illinois began purchasing trade receivables relating to the power supply of residential customers using Marketing Company as their alternative retail electric supplier. As of June 30, 2012, Ameren Illinois’ balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $4 million. The risk associated with Ameren Illinois’ electric and natural gas trade receivables is also mitigated by a rate adjustment mechanism that allows Ameren Illinois to recover the difference between its actual bad debt expense under GAAP and the bad debt expense included in its base rates. Ameren Missouri and Ameren Illinois continue to monitor the impact of increasing rates on customer collections. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.

Ameren, Ameren Missouri, Ameren Illinois and Genco may have credit exposure associated with off-system or wholesale purchase and sale activity with nonaffiliated companies. At June 30, 2012, Ameren’s, Ameren Missouri’s, Ameren Illinois’ and Genco’s combined credit exposure to nonaffiliated trading counterparties, excluding coal suppliers, deemed below investment grade either through external or internal credit evaluations, was less than $1 million, net of collateral (2011 - $50 million). At June 30, 2012, the combined credit exposures to nonaffiliated coal suppliers, deemed below investment grade either through external or internal credit evaluations, net of collateral, was $1 million at Ameren, less than $1 million at Ameren Missouri and less than $1 million at Genco. (2011 - $6 million, $5 million, $1 million, respectively).

We establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program. Monitoring involves daily exposure reporting to senior management, master trading and netting agreements, and credit support, such as letters of credit and parental guarantees. We also analyze each counterparty’s financial condition before we enter into sales, forwards, swaps, futures or option contracts. We estimate our credit exposure to MISO associated with the MISO Energy and Operating Reserves Market to be $19 million at June 30, 2012 (2011 - $39 million).

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

The following table presents how Ameren’s cumulative net income might decrease if power prices were to decrease by 1% on unhedged economic generation for the remaining two quarters of 2012 through 2016:

Net Income(a)
Ameren(b)(c)	$(13)
Ameren Missouri	(d )
Genco(c)	(12)

(a)	Calculations are based on an effective tax rate of 39%, 38% and 41% for Ameren, Ameren Missouri and Genco, respectively.
(b)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(c)

In May 2012, AER filed a request for a variance with the Illinois Pollution Control Board to extend compliance dates for SO2 emission levels contained within the MPS for five years until 2020. Ameren and Genco’s amounts above assume a MPS variance is obtained.

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

In addition, coal and coal transportation costs are sensitive to the price of diesel fuel as a result of rail freight fuel surcharges. We use forward fuel oil contracts (both for heating and crude oil) to mitigate this market price risk as changes in these products are highly correlated to changes in diesel markets. If diesel fuel costs were to increase or decrease by $0.25 a gallon, Ameren’s fuel expense could increase or decrease by $14 million annually (Ameren Missouri - $8 million, Genco - $5 million). As of June 30, 2012, Ameren had a price cap for 90% of expected fuel surcharges in 2012.

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

The electric generating operations for Ameren, Ameren Missouri and Genco are exposed to changes in market prices for natural gas used to run CTs. Their natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas while minimizing costs. We optimize transportation and storage options and price risk by structuring supply agreements to maintain access to multiple gas pools and supply basins.

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

The following table presents, as of June 30, 2012, the percentages of the projected required supply of coal and coal transportation for our coal-fired energy centers, nuclear fuel for Ameren Missouri’s Callaway energy center, natural gas for our CTs and retail distribution, as appropriate, and purchased power needs of Ameren Illinois, which does not own generation, that are price-hedged over the five-year period 2012 through 2016. The projected required supply of these commodities could be significantly affected by changes in our assumptions for such matters as customer demand for our electric generation and our electric and natural gas distribution services, generation output, and inventory levels, among other matters. In May 2012, AER filed a request for a variance with the Illinois Pollution Control Board to extend compliance dates for SO2 emission levels contained within the MPS for five years until 2020. Ameren’s and Genco’s percentages for projected required supply for coal and coal transportation in 2015 and 2016 assume a MPS variance is obtained. If the MPS variance is not obtained, Genco may need to reduce generation output at its energy centers to meet applicable emissions requirements.

	2012	2013	2014 - 2016
Ameren(a):
Coal	100%	87%	64%
Coal transportation	100	99	89
Nuclear fuel	100	94	66
Natural gas for generation	50	47	-
Natural gas for distribution(b)	62	25	8
Purchased power for Ameren Illinois(c)	100	100	42
Ameren Missouri:
Coal	100%	94%	88%
Coal transportation	100	98	98
Nuclear fuel	100	94	66
Natural gas for generation	12	4	-
Natural gas for distribution(b)	63	24	11
Ameren Illinois:
Natural gas for distribution(b)	62%	26%	8%
Purchased power(c)	100	100	42
Genco:
Coal	100%	65%	30%
Coal transportation	100	100	71
Natural gas for generation	100	69	-

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
(b)	Represents the percentage of natural gas price hedged for peak winter season of November through March. The year 2012 represents November 2012 through March 2013. The year 2013 represents November 2013 through March 2014. This continues each successive year through March 2017.
(c)	Represents the percentage of purchased power price-hedged for fixed-price residential and small commercial customers with less than one megawatt of demand.

The following table shows how our total fuel expense might increase and how our net income might decrease if coal and coal transportation costs were to increase by 1% on any requirements not currently covered by fixed-price contracts for the five-year period 2012 through 2016.

	Coal			Coal Transportation
	Fuel Expense		Net Income(a)	Fuel Expense		Net Income(a)
Ameren(b)(c)	$6		$(3)	$3		$(1)
Ameren Missouri(c)	(d	)	(d )	(d	)	(d )
Genco	5		(3)	3		(1)

(a)	Calculations are based on an effective tax rate of 39%, 38% and 41% for Ameren, Ameren Missouri, and Genco, respectively.
(b)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
(c)	Includes the impact of the FAC.
(d)	Less than $1 million.

With regard to our exposure for commodity price risk for construction and maintenance activities, Ameren is exposed to changes in market prices for metal commodities and labor availability.

See Note 9 - Commitments and Contingencies under Part I, Item 1, of this report for further information regarding the long-term commitments for the procurement of coal, natural gas, and nuclear fuel.

Fair Value of Contracts

Most of our commodity contracts that meet the definition of derivatives qualify for treatment as NPNS. We use derivatives principally to manage the risk of changes in market prices for natural gas, coal, diesel, power, and uranium. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three and six months ended June 30, 2012. We use various methods to determine the fair value of our contracts. In accordance with authoritative guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 7 - Fair Value Measurements under Part I, Item 1, of this report for further information regarding the methods used to determine the fair value of these contracts.

Three Months Ended June 30, 2012	Ameren(a)	Ameren Missouri	Ameren Illinois	Genco	Other(b)
Fair value of contracts at beginning of period, net	$(195)	$19	$(467)	$11	$242
Contracts realized or otherwise settled during the period	8	(9)	81	(2)	(62)
Changes in fair values attributable to changes in valuation technique and assumptions	-	-	-	-	-
Fair value of new contracts entered into during the period	24	18	2	(4)	8
Other changes in fair value	(14)	(18)	21	(9)	(8)
Fair value of contracts outstanding at end of period, net	$(177)	$10	$(363)	$(4)	$180
Six Months Ended June 30, 2012
Fair value of contracts at beginning of year, net	$(43)	$18	$(307)	$10	$236
Contracts realized or otherwise settled during the period	18	(21)	165	(4)	(122)
Changes in fair values attributable to changes in valuation technique and assumptions	-	-	-	-	-
Fair value of new contracts entered into during the period	20	18	1	(8)	9
Other changes in fair value	(172)	(5)	(222)	(2)	57
Fair value of contracts outstanding at end of period, net	$(177)	$10	$(363)	$(4)	$180

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries.
(b)	Includes amounts for Merchant Generation nonregistrant subsidiaries and intercompany eliminations.

The following table presents maturities of derivative contracts as of June 30, 2012, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren:
Level 1	$(3)	$(14)	$-	$-	$(17)
Level 2(a)	(82)	(64)	(7)	-	(153)
Level 3(b)	43	17	(16)	(51)	(7)
Total	$(42)	$(61)	$(23)	$(51)	$(177)
Ameren Missouri:
Level 1	$2	$(6)	$-	$-	$(4)
Level 2(a)	(8)	(5)	(1)	-	(14)
Level 3(b)	26	2	-	-	28
Total	$20	$(9)	$(1)	$-	$10
Ameren Illinois:
Level 1	$(2)	$-	$-	$-	$(2)
Level 2(a)	(75)	(59)	(6)	-	(140)
Level 3(b)	(133)	(20)	(17)	(51)	(221)
Total	$(210)	$(79)	$(23)	$(51)	$(363)

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Genco:
Level 1	$(2)	$(6)	$-	$-	$(8)
Level 2(a)	3	-	-	-	3
Level 3(b)	1	-	-	-	1
Total	$2	$(6)	$-	$-	$(4)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.
(b)	Principally power forward contract values based on a Black-Scholes model that includes information from external sources and our estimates. Level 3 also includes option contract values based on our estimates.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, the principal executive officer and principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Change in Internal Controls

There has been no change in any of the Ameren Companies’ internal control over financial reporting during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, each of their internal control over financial reporting except for the Ameren Companies’ implementation of Oracle’s Hyperion Financial Management (HFM) application. HFM provides the Ameren Companies an automated tool for consolidating financial data from the general ledger. The Ameren Companies consider the implementation of HFM an enhancement to the financial statement preparation process because the implementation reduces the Ameren Companies’ reliance on manual control procedures in the preparation of financial statements and other financial data.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings discussed in Note 2 - Rate and Regulatory Matters, Note 9 - Commitments and Contingencies, and Note 10 - Callaway Nuclear Plant under Part I, Item 1, of this report or Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K and incorporated herein by reference, include the following:

•	appeal of the MoPSC’s April 2011 FAC prudence review order and completion of the current FAC prudence review;

•	electric rate proceedings for Ameren Missouri pending before the MoPSC and for Ameren Illinois pending before the ICC;

•	FERC litigation to determine wholesale distribution revenues for six of Ameren Illinois’ wholesale customers;

•	Entergy appeal of a FERC May 2012 order requiring Entergy to refund to Ameren Missouri additional charges Ameren Missouri paid under an expired power purchase agreement;

•	Ameren Illinois’ expected request for rehearing of a July 2012 FERC order requiring a refund to its transmission service customers;

•	the EPA’s Clean Air Act-related litigation filed against Ameren Missouri and NSR investigations at Genco and AERG;

•	remediation matters associated with MGP and waste disposal sites of the Ameren Companies;

•	litigation associated with the breach of the upper reservoir at Ameren Missouri’s Taum Sauk pumped-storage hydroelectric energy center;

•	litigation alleging the CO2 emissions from several industrial companies, including Ameren Missouri and Genco, created the atmospheric conditions that intensified Hurricane Katrina;

•	asbestos-related litigation associated with Ameren, Ameren Missouri, Ameren Illinois and Genco;

•

Genco’s challenge before the Informal Conference Board of the Illinois Department of Revenue regarding the State’s position that EEI did not qualify for manufacturing tax exemptions for 2010 transactions; and

•	AER’s variance request to the Illinois Pollution Control Board to extend compliance dates for SO2 emission levels contained within the MPS until December 31, 2020.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table presents purchases of Ameren Corporation’s equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased(a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 31, 2012	1,785	$31.69	-	-
May 1 - May 31, 2012	-	-	-	-
June 1 - June 30, 2012	-	-	-	-
Total	1,785	$31.69	-	-

(a)	Included in April were 1,785 shares of Ameren common stock purchased in open-market transactions pursuant to Ameren’s 2006 Omnibus Incentive Compensation Plan in satisfaction of Ameren’s obligations for Ameren board of directors’ compensation awards. Ameren does not have any publicly announced equity securities repurchase plans or programs.

Ameren Missouri, Ameren Illinois and Genco did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from April 1, 2012, to June 30, 2012.

ITEM 6.	EXHIBITS.

The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Ameren Ameren Missouri	Supplemental Indenture dated May 15, 2012 to the Ameren Missouri Mortgage	Exhibit 4.45, Form S-3, File No. 333-182258
4.2	Ameren Ameren Missouri	First Supplemental Indenture dated as of May 15, 2012 to the Ameren Missouri Indenture	Exhibit 4.48, Form S-3, File No. 333-182258
4.3	Ameren Ameren Illinois	Supplemental Indenture dated as of January 15, 2011 to the Ameren Illinois Mortgage	Exhibit 4.78, Form S-3, File No. 333-182258
4.4	Ameren Ameren Illinois	Third Supplemental Indenture dated as of May 15, 2012 to the Ameren Illinois Indenture	Exhibit 4.83, Form S-3, File No. 333-182258
Statement re: Computation of Ratios
12.1	Ameren	Ameren’s Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.4	Genco	Genco’s Statement of Computation of Ratio of Earnings to Fixed Charges
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
31.7	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Genco
31.8	Genco	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Genco
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
32.4	Genco	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Genco
XBRL - Related Documents
101.INS*	Ameren Companies	XBRL Instance Document
101.SCH*	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL*	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Ameren Companies	XBRL Taxonomy Extension Definition Document

*	Attached as Exhibit 101 to this report is the following financial information from Ameren’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income for the three and six months ended June 30, 2012, and 2011, (ii) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012, and 2011, (iii) the Consolidated Balance Sheet at June 30, 2012, and December 31, 2011, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2012, and 2011, and (v) the Combined Notes to the Financial Statements for the six months ended June 30, 2012. For Ameren Missouri, Ameren Illinois, and Genco, these exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.

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

Date: August 8, 2012