Form 10-Q
period 2013-03-31
Ameren Illinois Co; UNION ELECTRIC CO; AMEREN CORP
filed 2013-05-10
CIK 18654, 100826, 1002910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2013
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number	Exact name of registrant as specified in its charter; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.
1-14756	Ameren Corporation	43-1723446
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
The number of shares outstanding of each registrant’s classes of common stock as of April 30, 2013, was as follows:

Ameren Corporation	Common stock, $0.01 par value per share - 242,634,671
Union Electric Company	Common stock, $5 par value per share, held by Ameren Corporation (parent company of the registrant) - 102,123,834
Ameren Illinois Company	Common stock, no par value, held by Ameren Corporation (parent company of the registrant) - 25,452,373

______________________________________________________________________________________________________
This combined Form 10-Q is separately filed by Ameren Corporation, Union Electric Company, and Ameren Illinois Company. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

This Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included on pages 1 and 2 of this Form 10-Q under the heading “Forward-looking Statements.” Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar expressions.

GLOSSARY OF TERMS AND ABBREVIATIONS
We use the words “our,” “we” or “us” with respect to certain information that relates to Ameren, Ameren Missouri, and Ameren Illinois, collectively. When appropriate, subsidiaries of Ameren Corporation are named specifically as their various business activities are discussed. Refer to the Form 10-K for a complete listing of glossary terms and abbreviations. Only new or significantly changed terms and abbreviations are included below.
AER - Ameren Energy Resources Company, LLC, an Ameren Corporation subsidiary that consists of non-rate-regulated operations, including Genco, AERG, Marketing Company and Medina Valley through March 13, 2013. Medina Valley was distributed from AER to Ameren on March 14, 2013.
Dynegy - Dynegy, Inc.
FCC - Federal Communications Commission, a United States government agency.
Form 10-K - The combined Annual Report on Form 10-K for the year ended December 31, 2012, filed by Ameren, Ameren Missouri, and Ameren Illinois with the SEC.
IPH - Illinois Power Holdings, LLC, an indirect wholly owned subsidiary of Dynegy.
Medina Valley - AmerenEnergy Medina Valley Cogen, LLC, an AER subsidiary through March 13, 2013, which owned a 40-megawatt natural gas-fired electric energy center that was sold in February 2012. This company was distributed from AER to Ameren on March 14, 2013.
MISO - In April 2013, Midwest Independent Transmission System Operator, Inc. changed its name to Midcontinent Independent System Operator, Inc.
New AER - A limited liability company to be formed as a direct wholly owned subsidiary of AER. New AER will be acquired by IPH and will include substantially all of the assets and liabilities of AER, except for certain assets and liabilities retained by Ameren.

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

•	completion of our divestiture of New AER and the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers;

•
regulatory approvals, including from the FERC, the FCC, and the Illinois Pollution Control Board relating to, and the satisfaction or waiver of the conditions to, the divestiture of New AER and regulatory approvals from the FERC with respect to the sale of Elgin, Gibson City and Grand Tower gas-fired energy centers;

•
Ameren's exit from the Merchant Generation business, which could result in additional impairments of long-lived assets, disposal-related losses, contingencies, reduction of existing deferred tax assets, or could have other adverse impacts on the financial condition, results of operations and liquidity of Ameren;

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

•
changes in laws and other governmental actions, including monetary, fiscal, and tax policies, such as changes that result in our being unable to claim all or a portion of the cash tax benefits that are expected to result from the divestiture of AER;

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

•
our assessment of our liquidity, including liquidity concerns for Ameren's Merchant Generation business, and specifically for Genco, whose ability to borrow additional funds from external, third-party sources is restricted;

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

•	the impact of system outages;

•	generation, transmission, and distribution asset construction, installation, performance, and cost recovery;

•	the effects of our increasing investment in electric transmission projects and uncertainty as to whether we will achieve our expected returns in a timely fashion, if at all;

•	the extent to which Ameren Missouri prevails in its claims against insurers in connection with its Taum Sauk pumped-storage hydroelectric energy center incident;

•	the extent to which Ameren Missouri is permitted by its regulators to recover in rates the investments it made in connection with additional nuclear generation at its Callaway energy center;

•	operation of Ameren Missouri's Callaway energy center, including planned, unplanned and refueling outages, and future decommissioning costs;

•	the effects of strategic initiatives, including mergers, acquisitions and divestitures, including the divestiture of the Merchant Generation business, and any related tax implications;

•
the impact of current environmental regulations on utilities and power generating companies and new, more stringent or changing requirements, including those related to greenhouse gases, other emissions and discharges, cooling water intake structures, CCR, and energy efficiency, that are enacted over time and that could limit or terminate the operation of certain of our energy centers, increase our costs, result in an impairment of our assets, reduce our customers' demand for electricity or natural gas, or otherwise have a negative financial effect;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(Unaudited) (In millions, except per share amounts)

	Three months ended March 31,
	2013	2012
Operating Revenues:
Electric	$1,088	$1,064
Gas	387	348
Total operating revenues	1,475	1,412
Operating Expenses:
Fuel	213	181
Purchased power	151	209
Gas purchased for resale	230	215
Other operations and maintenance	399	369
Depreciation and amortization	175	167
Taxes other than income taxes	122	113
Total operating expenses	1,290	1,254
Operating Income	185	158
Other Income and Expenses:
Miscellaneous income	15	17
Miscellaneous expense	8	15
Total other income	7	2
Interest Charges	101	98
Income Before Income Taxes	91	62
Income Taxes	35	23
Income from Continuing Operations	56	39
Loss from Discontinued Operations, Net of Taxes (Note 2)	(199)	(442)
Net Loss	(143)	(403)
Less: Net Income (Loss) Attributable to Noncontrolling Interests:
Continuing Operations	2	2
Discontinued Operations	—	(2)
Net Income (Loss) Attributable to Ameren Corporation:
Continuing Operations	54	37
Discontinued Operations	(199)	(440)
Net Loss Attributable to Ameren Corporation	$(145)	$(403)

Earnings (Loss) per Common Share – Basic and Diluted:
Continuing Operations	$0.22	$0.15
Discontinued Operations	(0.82)	(1.81)
Net Loss per Common Share – Basic and Diluted	$(0.60)	$(1.66)

Dividends per Common Share	$0.40	$0.40
Average Common Shares Outstanding	242.6	242.6
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In millions)

	Three months ended March 31, 2013
	2013	2012
Net Income from Continuing Operations	$56	$39
Other Comprehensive Income, Net of Taxes	—	—
Comprehensive Income from Continuing Operations	56	39
Less: Comprehensive Income from Continuing Operations Attributable to Noncontrolling Interests	2	2
Comprehensive Income from Continuing Operations Attributable to Ameren Corporation	54	37

Net Loss from Discontinued Operations	(199)	(442)
Other Comprehensive Income (Loss) from Discontinued Operations, Net of Taxes	(7)	15
Comprehensive Loss from Discontinued Operations	(206)	(427)
Less: Comprehensive Loss from Discontinued Operations Attributable to Noncontrolling Interest	—	(2)
Comprehensive Loss from Discontinued Operations Attributable to Ameren Corporation	(206)	(425)
Comprehensive Loss Attributable to Ameren Corporation	$(152)	$(388)
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$161	$184
Accounts receivable – trade (less allowance for doubtful accounts of $22 and $17, respectively)	479	354
Unbilled revenue	262	291
Miscellaneous accounts and notes receivable	70	71
Materials and supplies	461	570
Mark-to-market derivative assets	27	23
Current regulatory assets	196	247
Current accumulated deferred income taxes, net	80	160
Other current assets	60	75
Current assets of discontinued operations	1,500	1,600
Total current assets	3,296	3,575
Property and Plant, Net	15,408	15,348
Investments and Other Assets:
Nuclear decommissioning trust fund	437	408
Goodwill	411	411
Intangible assets	16	14
Regulatory assets	1,719	1,785
Other assets	665	668
Total investments and other assets	3,248	3,286
TOTAL ASSETS	$21,952	$22,209
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$355	$355
Accounts and wages payable	341	533
Taxes accrued	91	50
Interest accrued	111	89
Customer deposits	110	107
Mark-to-market derivative liabilities	73	92
Current regulatory liabilities	135	100
Other current liabilities	163	168
Current liabilities of discontinued operations	1,198	1,166
Total current liabilities	2,577	2,660
Long-term Debt, Net	5,803	5,802
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	3,235	3,166
Accumulated deferred investment tax credits	68	70
Regulatory liabilities	1,667	1,589
Asset retirement obligations	380	375
Pension and other postretirement benefits	1,113	1,138
Other deferred credits and liabilities	593	642
Total deferred credits and other liabilities	7,056	6,980
Commitments and Contingencies (Notes 2, 3, 9, 10 and 11)
Ameren Corporation Stockholders’ Equity:
Common stock, $.01 par value, 400.0 shares authorized – shares outstanding of 242.6	2	2
Other paid-in capital, principally premium on common stock	5,614	5,616
Retained earnings	764	1,006
Accumulated other comprehensive gain (loss)	(15)	(8)
Total Ameren Corporation stockholders’ equity	6,365	6,616
Noncontrolling Interests	151	151
Total equity	6,516	6,767
TOTAL LIABILITIES AND EQUITY	$21,952	$22,209
The accompanying notes are an integral part of these consolidated financial statements.

AMEREN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)
	Three months ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(143)	$(403)
Loss from discontinued operations, net of taxes	199	442
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	166	156
Amortization of nuclear fuel	20	21
Amortization of debt issuance costs and premium/discounts	6	4
Deferred income taxes and investment tax credits, net	40	30
Allowance for equity funds used during construction	(8)	(9)
Stock-based compensation costs	9	8
Other	(3)	(5)
Changes in assets and liabilities:
Receivables	(95)	93
Materials and supplies	127	79
Accounts and wages payable	(127)	(208)
Taxes accrued	41	22
Assets, other	52	19
Liabilities, other	29	23
Pension and other postretirement benefits	3	41
Counterparty collateral, net	26	(9)
Net cash provided by operating activities - continuing operations	342	304
Net cash provided by operating activities - discontinued operations	37	79
Net cash provided by operating activities	379	383
Cash Flows From Investing Activities:
Capital expenditures	(275)	(245)
Nuclear fuel expenditures	(11)	(38)
Purchases of securities – nuclear decommissioning trust fund	(35)	(109)
Sales and maturities of securities – nuclear decommissioning trust fund	32	102
Other	(2)	(2)
Net cash used in investing activities - continuing operations	(291)	(292)
Net cash used in investing activities - discontinued operations	(12)	(19)
Net cash used in investing activities	(303)	(311)
Cash Flows From Financing Activities:
Dividends on common stock	(97)	(90)
Dividends paid to noncontrolling interest holders	(2)	(2)
Short-term debt, net	—	(22)
Advances received for construction	—	1
Net cash used in financing activities - continuing operations	(99)	(113)
Net cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(99)	(113)
Net change in cash and cash equivalents	(23)	(41)
Cash and cash equivalents at beginning of year	184	248
Cash and cash equivalents at end of period	$161	$207
Noncash financing activity – dividends on common stock	$—	$(7)
The accompanying notes are an integral part of these consolidated financial statements.

UNION ELECTRIC COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended March 31,
	2013	2012
Operating Revenues:
Electric	$732	$636
Gas	64	55
Total operating revenues	796	691
Operating Expenses:
Fuel	213	180
Purchased power	26	20
Gas purchased for resale	37	32
Other operations and maintenance	221	202
Depreciation and amortization	111	108
Taxes other than income taxes	77	71
Total operating expenses	685	613
Operating Income	111	78
Other Income and Expenses:
Miscellaneous income	14	15
Miscellaneous expense	5	3
Total other income	9	12
Interest Charges	60	56
Income Before Income Taxes	60	34
Income Taxes	19	12
Net Income	41	22
Other Comprehensive Income	—	—
Comprehensive Income	$41	$22
Net Income	$41	$22
Preferred Stock Dividends	1	1
Net Income Available to Common Stockholder	$40	$21

The accompanying notes as they relate to Union Electric Company are an integral part of these financial statements.

UNION ELECTRIC COMPANY
BALANCE SHEET
(Unaudited) (In millions, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1	$148
Advances to money pool	—	24
Accounts receivable – trade (less allowance for doubtful accounts of $8 and $5, respectively)	202	161
Accounts receivable – affiliates	6	4
Unbilled revenue	151	145
Miscellaneous accounts and notes receivable	49	48
Materials and supplies	375	397
Current regulatory assets	144	163
Other current assets	51	69
Total current assets	979	1,159
Property and Plant, Net	10,152	10,161
Investments and Other Assets:
Nuclear decommissioning trust fund	437	408
Intangible assets	16	14
Regulatory assets	832	852
Other assets	451	449
Total investments and other assets	1,736	1,723
TOTAL ASSETS	$12,867	$13,043
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$205	$205
Borrowings from money pool	5	—
Accounts and wages payable	153	345
Accounts payable – affiliates	65	66
Taxes accrued	66	28
Interest accrued	53	60
Current regulatory liabilities	23	18
Other current liabilities	86	77
Total current liabilities	656	799
Long-term Debt, Net	3,801	3,801
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	2,426	2,443
Accumulated deferred investment tax credits	63	64
Regulatory liabilities	968	917
Asset retirement obligations	351	346
Pension and other postretirement benefits	452	461
Other deferred credits and liabilities	146	158
Total deferred credits and other liabilities	4,406	4,389
Commitments and Contingencies (Notes 3, 9, 10 and 11)
Stockholders’ Equity:
Common stock, $5 par value, 150.0 shares authorized – 102.1 shares outstanding	511	511
Other paid-in capital, principally premium on common stock	1,556	1,556
Preferred stock not subject to mandatory redemption	80	80
Retained earnings	1,857	1,907
Total stockholders’ equity	4,004	4,054
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,867	$13,043
The accompanying notes as they relate to Union Electric Company are an integral part of these financial statements.

UNION ELECTRIC COMPANY
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three months ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$41	$22
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104	100
Amortization of nuclear fuel	20	21
Amortization of debt issuance costs and premium/discounts	2	2
Deferred income taxes and investment tax credits, net	(8)	2
Allowance for equity funds used during construction	(7)	(8)
Changes in assets and liabilities:
Receivables	(50)	61
Materials and supplies	22	(26)
Accounts and wages payable	(139)	(136)
Taxes accrued	38	39
Assets, other	38	13
Liabilities, other	5	—
Pension and other postretirement benefits	2	17
Net cash provided by operating activities	68	107
Cash Flows From Investing Activities:
Capital expenditures	(137)	(157)
Nuclear fuel expenditures	(11)	(38)
Money pool advances, net	24	—
Purchases of securities – nuclear decommissioning trust fund	(35)	(109)
Sales and maturities of securities – nuclear decommissioning trust fund	32	102
Other	(2)	(2)
Net cash used in investing activities	(129)	(204)
Cash Flows From Financing Activities:
Dividends on common stock	(90)	(100)
Dividends on preferred stock	(1)	(1)
Money pool borrowings, net	5	—
Net cash used in financing activities	(86)	(101)
Net change in cash and cash equivalents	(147)	(198)
Cash and cash equivalents at beginning of year	148	201
Cash and cash equivalents at end of period	$1	$3
The accompanying notes as they relate to Union Electric Company are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three months ended March 31,
	2013	2012
Operating Revenues:
Electric	$360	$431
Gas	324	293
Total operating revenues	684	724
Operating Expenses:
Purchased power	127	190
Gas purchased for resale	193	183
Other operations and maintenance	176	168
Depreciation and amortization	61	55
Taxes other than income taxes	42	39
Total operating expenses	599	635
Operating Income	85	89
Other Income and Expenses:
Miscellaneous income	1	1
Miscellaneous expense	3	11
Total other expense	(2)	(10)
Interest Charges	31	33
Income Before Income Taxes	52	46
Income Taxes	20	18
Net Income	32	28
Other Comprehensive Loss, Net of Taxes:
Pension and other postretirement benefit plan activity, net of income taxes (benefit) of $(1) and $-, respectively	(1)	(1)
Comprehensive Income	$31	$27
Net Income	$32	$28
Preferred Stock Dividends	1	1
Net Income Available to Common Stockholder	$31	$27
The accompanying notes as they relate to Ameren Illinois Company are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY
BALANCE SHEET
(Unaudited) (In millions)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$93	$—
Advances to money pool	5	—
Accounts receivable – trade (less allowance for doubtful accounts of $14 and $12, respectively)	274	182
Accounts receivable – affiliates	13	10
Unbilled revenue	111	146
Miscellaneous accounts receivable	21	22
Materials and supplies	86	173
Current regulatory assets	52	84
Current accumulated deferred income taxes, net	56	85
Other current assets	36	47
Total current assets	747	749
Property and Plant, Net	5,117	5,052
Investments and Other Assets:
Tax receivable – Genco	38	39
Goodwill	411	411
Regulatory assets	887	934
Other assets	88	97
Total investments and other assets	1,424	1,481
TOTAL ASSETS	$7,288	$7,282
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$150	$150
Borrowings from money pool	—	24
Accounts and wages payable	151	146
Accounts payable – affiliates	74	86
Taxes accrued	21	18
Interest accrued	41	22
Customer deposits	86	85
Mark-to-market derivative liabilities	49	77
Current environmental remediation	44	37
Current regulatory liabilities	113	82
Other current liabilities	63	70
Total current liabilities	792	797
Long-term Debt, Net	1,577	1,577
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes, net	1,046	1,025
Accumulated deferred investment tax credits	5	5
Regulatory liabilities	699	672
Pension and other postretirement benefits	396	406
Environmental remediation liabilities	211	216
Other deferred credits and liabilities	146	183
Total deferred credits and other liabilities	2,503	2,507
Commitments and Contingencies (Notes 3, 9 and 10)
Stockholders’ Equity:
Common stock, no par value, 45.0 shares authorized – 25.5 shares outstanding	—	—
Other paid-in capital	1,965	1,965
Preferred stock not subject to mandatory redemption	62	62
Retained earnings	376	360
Accumulated other comprehensive income	13	14
Total stockholders’ equity	2,416	2,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,288	$7,282

The accompanying notes as they relate to Ameren Illinois Company are an integral part of these financial statements.

AMEREN ILLINOIS COMPANY
STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

	Three months ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$32	$28
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60	52
Amortization of debt issuance costs and premium/discounts	3	2
Deferred income taxes and investment tax credits, net	50	55
Other	(1)	(2)
Changes in assets and liabilities:
Receivables	(58)	35
Materials and supplies	105	103
Accounts and wages payable	9	(16)
Taxes accrued	3	—
Assets, other	16	2
Liabilities, other	24	26
Pension and other postretirement benefits	1	15
Counterparty collateral, net	27	(11)
Net cash provided by operating activities	271	289
Cash Flows From Investing Activities:
Capital expenditures	(133)	(86)
Money pool advances, net	(5)	—
Net cash used in investing activities	(138)	(86)
Cash Flows From Financing Activities:
Dividends on common stock	(15)	(37)
Dividends on preferred stock	(1)	(1)
Money pool borrowings, net	(24)	—
Advances received for construction	—	1
Net cash used in financing activities	(40)	(37)
Net change in cash and cash equivalents	93	166
Cash and cash equivalents at beginning of year	—	21
Cash and cash equivalents at end of period	$93	$187
The accompanying notes as they relate to Ameren Illinois Company are an integral part of these financial statements.

AMEREN CORPORATION (Consolidated)
UNION ELECTRIC COMPANY
AMEREN ILLINOIS COMPANY
COMBINED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013
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

•
AER consists of non-rate-regulated operations, including Genco, AERG, and Marketing Company, and, through Genco, an 80% ownership interest in EEI, which Ameren consolidates for financial reporting purposes.

Ameren has various other subsidiaries responsible for activities such as the provision of shared services.
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. Immediately prior to Ameren’s entry into the transaction agreement with IPH, on March 14, 2013, Genco exercised its option under the amended put option agreement with Medina Valley and received an initial payment of $100 million for the pending sale of its Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, which is subject to FERC approval. Ameren has commenced a sale process for these three gas-fired energy centers and expects a third-party sale to be completed during 2013. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information regarding these divestitures. As a result of the transaction agreement with IPH and Ameren’s plan to sell its Elgin, Gibson City, and Grand Tower gas-fired energy centers, Ameren determined that New AER and the Elgin, Gibson City, and Grand Tower gas-fired energy centers qualified for discontinued operations presentation. Therefore, Ameren has segregated New AER’s and the Elgin, Gibson City, and Grand Tower gas-fired energy centers’ operating results, assets, and liabilities and presented them separately as discontinued operations for all periods presented in this report. Unless otherwise noted, these notes to Ameren’s financial statements have been revised to exclude discontinued operations for all periods presented. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information regarding that presentation.
The financial statements of Ameren are prepared on a consolidated basis. Ameren Missouri and Ameren Illinois have no subsidiaries, and therefore their financial statements are not prepared on a consolidated basis. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.
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
During preparation of the 2012 annual statements of cash flows, it was identified that Ameren’s and Ameren Missouri’s 2012 interim statements of cash flows incorrectly classified certain activity from the nuclear decommissioning trust fund. Although not material, operating cash flows were overstated by $14 million, $26 million, and $49 million through the year-to-date first, second, and third quarters of 2012, respectively. The overstated operating cash flows resulted in the investing cash flows being understated by the same amounts. The 2012 first quarter cash flows for Ameren and Ameren Missouri have been revised in this report to correct for this error. The 2012 statements of cash flows for the second and third quarters of 2012 will be revised to correct for this error in the Ameren and Ameren Missouri 2013 second and third quarter reports.
Earnings Per Share
There were no material differences between Ameren’s basic and diluted earnings per share amounts for the three months ended March 31, 2013, and 2012. The number of dilutive restricted stock shares and performance share units had an immaterial impact on earnings per share.

Stock-based Compensation
A summary of nonvested shares as of March 31, 2013, and changes during the three months ended March 31, 2013, under the 2006 Omnibus Incentive Compensation Plan (2006 Plan) is presented below:

	Performance Share Units
	Share Units	Weighted-average Fair Value Per Unit at Grant Date
Nonvested at January 1, 2013	1,192,487	$33.56
Granted(a)	832,034	31.19
Forfeitures	(5,456)	32.67
Vested(b)	(122,671)	31.19
Nonvested at March 31, 2013	1,896,394	$32.68

(a)	Includes performance share units (share units) granted to certain executive and nonexecutive officers and other eligible employees in January 2013 under the 2006 Plan.

(b)
Share units vested due to the attainment of retirement eligibility by certain employees. Actual shares issued for retirement-eligible employees will vary depending on actual performance over the three-year measurement period.

The fair value of each share unit awarded in January 2013 under the 2006 Plan was determined to be $31.19. That amount was based on Ameren’s closing common share price of $30.72 at December 31, 2012, and lattice simulations. Lattice simulations are used to estimate expected share payout based on Ameren’s total shareholder return for a three-year performance period relative to the designated peer group beginning January 1, 2013. The simulations can produce a greater fair value for the share unit than the applicable closing common share price because they include the weighted payout scenarios in which an increase in the share price has occurred. The significant assumptions used to calculate fair value also included a three-year risk-free rate of 0.36%, volatility of 12% to 21% for the peer group, and Ameren’s attainment of a three-year average earnings per share threshold during the performance period.
Intangible Assets
Ameren and Ameren Missouri classify emission allowances and renewable energy credits as intangible assets. Ameren Illinois consumes renewable energy credits as they are purchased through the IPA procurement process and expenses them immediately. We evaluate intangible assets for impairment if events or changes in circumstances indicate that their carrying amount might be impaired.
At March 31, 2013, Ameren’s and Ameren Missouri’s intangible assets consisted of renewable energy credits obtained through wind and solar power purchase agreements. The book value of Ameren’s and Ameren Missouri’s renewable energy credits was $16 million and $16 million, respectively, at March 31, 2013. The book value of Ameren’s and Ameren Missouri’s renewable energy credits was $14 million and $14 million, respectively, at December 31, 2012.
Renewable energy credits and emission allowances are charged to purchased power expense and fuel expense, respectively, as they are used in operations. In accordance with MoPSC's 2012 electric rate order, almost all of Ameren Missouri's amortization of intangible assets is deferred as a regulatory asset pending future recovery from customers through rates. The following table presents amortization expense based on usage of renewable energy credits and emission allowances, net of gains from sales, for Ameren, Ameren Missouri, and Ameren Illinois, during the three months ended March 31, 2013, and 2012.

		Three Months
		2013		2012
Ameren Missouri	$	(a)	$	(a)
Ameren Illinois		4		(a)
Ameren		$4	$	(a)

(a)	Less than $1 million.
Excise Taxes
Excise taxes levied on us are reflected on Ameren Missouri electric customer bills and on Ameren Missouri and Ameren Illinois natural gas customer bills. They are recorded gross in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” on the statement of income or the statement of income and comprehensive income. Excise taxes reflected on Ameren Illinois electric customer bills are imposed on the consumer and are therefore not included in revenues and expenses. They are recorded as tax collections payable and included in “Taxes accrued” on the balance sheet. The following table presents excise taxes recorded in “Operating Revenues - Electric,” “Operating Revenues - Gas” and “Operating Expenses - Taxes other than income taxes” for the three months ended March 31, 2013, and 2012:

	Three Months
	2013	2012
Ameren Missouri	$33	$27
Ameren Illinois	22	18
Ameren	$55	$45
Uncertain Tax Positions
The amount of unrecognized tax benefits as of March 31, 2013, was $190 million, $126 million, and $4 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. The amount of unrecognized tax benefits (detriments) as of March 31, 2013, that would impact the effective tax rate, if recognized, was $48 million, $1 million, and $(1) million for Ameren, Ameren Missouri, and Ameren Illinois, respectively. The Ameren amount increased by $47 million in the first three months of 2013. This increase was primarily due to uncertainty related to the historical computation of Ameren’s tax basis in its stock investment in AER.
Ameren’s federal income tax returns for the years 2007 through 2010 are before the Appeals Office of the Internal Revenue Service. Ameren’s federal income tax return for the year 2011 is currently under examination.
It is reasonably possible that a settlement will be reached with the Appeals Office of the Internal Revenue Service in the next 12 months for the years 2007 through 2010. This settlement, primarily related to uncertain tax positions for capitalization versus currently deductible repair expense and research tax deductions, is expected to result in a decrease in uncertain tax benefits of approximately $126 million, $110 million, and $5 million for Ameren, Ameren Missouri and Ameren Illinois, respectively. In addition, it is reasonably possible that other events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits for the Ameren Companies to increase or decrease. However, the Ameren Companies do not believe any such increases or decreases, including the decrease from the reasonably possible IRS Appeals

Office settlement discussed above, would be material to their results of operations, financial position, or liquidity.
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
Asset Retirement Obligations
AROs at Ameren, Ameren Missouri, and Ameren Illinois increased compared to December 31, 2012, to reflect the accretion of obligations to their fair values.
Based on the transaction agreement to divest New AER to IPH, Ameren will retain the AROs associated with the Meredosia and Hutsonville energy centers. Therefore, these AROs are classified as continuing operations. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information.

Noncontrolling Interest
Ameren's noncontrolling interests comprised the 20% of EEI not owned by Ameren and the preferred stock not subject to mandatory redemption of Ameren's subsidiaries. These noncontrolling interests were classified as a component of equity separate from Ameren's equity in its consolidated balance sheet. A reconciliation of the equity changes attributable to the noncontrolling interests at Ameren for the three months ended March 31, 2013, and 2012, is shown below:

	Three Months
	2013	2012
Ameren:
Noncontrolling interests, beginning of period (a)	$151	$149
Net income from continuing operations attributable to noncontrolling interests	2	2
Net income (loss) from discontinued operations attributable to noncontrolling interests	—	(2)
Dividends paid to noncontrolling interest holders	(2)	(2)
Noncontrolling interests, end of period (a)	$151	$147

(a)
Includes the 20% EEI ownership interest not owned by Ameren. The assets and liabilities of EEI were consolidated in Ameren’s balance sheet at a 100% ownership level and were included in “Current assets of discontinued operations” and “Current liabilities of discontinued operations,” however, the 20% ownership interest not owned by Ameren was included in “Noncontrolling interests” on Ameren’s March 31, 2013, and December 31, 2012 balance sheet. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information.

Accounting and Reporting Developments
The following is a summary of recently adopted authoritative accounting guidance that could impact the Ameren Companies.
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
In February 2013, FASB amended this guidance to require an entity to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present significant amounts reclassified out of accumulated OCI by the respective line items of net income either on the face of the statement where net income is presented or in the footnotes. This guidance was effective for the Ameren Companies beginning in the first quarter of 2013. The implementation of this amendment did not affect the Ameren Companies’ results of operations, financial position, or liquidity. The only amounts reclassified out of accumulated OCI for the Ameren Companies related to pension and other postretirement plan activity. These amounts were immaterial during the first quarter of 2013 and 2012, and therefore no additional disclosures required.
Disclosures about Offsetting Assets and Liabilities
In December 2011, FASB issued additional authoritative guidance to improve information disclosed about financial and derivative instruments. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on financial position. In January 2013, FASB amended this guidance to limit the scope to derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The amendments did not affect the Ameren Companies’ results of operations, financial positions, or liquidity, as this guidance only requires additional disclosures. The Ameren Companies adopted this guidance for the first quarter of 2013. See Note 7 - Derivative Financial Instruments for the required additional disclosures.
NOTE 2 - DIVESTITURE TRANSACTIONS AND DISCONTINUED OPERATIONS
Transaction Agreement with IPH
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. Under the terms of the transaction agreement, AER will effect a reorganization that will, among other things, transfer substantially all of the assets and liabilities of AER, other than (i) any outstanding debt obligations of AER to Ameren or its other subsidiaries, except for certain intercompany balances discussed below, (ii) all of the issued and outstanding equity interests in Medina Valley, which were distributed to Ameren in March 2013, (iii) the assets and liabilities associated with Genco’s Meredosia, Hutsonville, Elgin, Gibson City, and Grand Tower energy centers, (iv) the obligations relating to Ameren's single-employer pension and postretirement benefit plans, and (v) the deferred tax positions associated with Ameren's ownership of these retained assets and liabilities, to New AER. IPH will acquire all of the equity interests in New AER.
Ameren will retain the pension and postretirement benefit obligations associated with current and former employees of AER that are included in the Ameren Retirement Plan, the Ameren Supplemental Retirement Plan, the Ameren Retiree Medical Plan, and the Ameren Group Life Insurance Plan. This noncurrent obligation is reflected on Ameren’s consolidated balance sheet as “Pension and other postretirement benefits.” IPH will assume the pension and other postretirement benefit obligations associated with EEI’s current and former employees that are included in the Revised Retirement Plan for Employees of Electric Energy, Inc., the Group Insurance Plan for Management Employees of Electric Energy, Inc., and the Group Insurance Plan for Bargaining Unit Employees of Electric Energy, Inc. The obligations to be assumed by IPH are estimated at $39 million at March 31, 2013. IPH will also acquire the estimated $15 million asset at March 31, 2013, relating to the overfunded status of one of EEI’s postretirement plans.

Ameren will retain Genco’s Meredosia and Hutsonville energy centers, which are no longer in operation and had an immaterial property and plant asset balance as of March 31, 2013. Ameren will also retain AROs associated with these energy centers, estimated at $27 million as of March 31, 2013. All other AROs associated with AER will be assumed by either IPH or the third-party buyer of the Grand Tower energy center. Upon the transaction agreement closing, with the exception of certain agreements, such as supply obligations to Ameren Illinois, a note from New AER to Ameren relating to cash collateral that will remain outstanding at closing, and Genco money pool advances, all intercompany agreements and debt between AER and its subsidiaries, on the one hand, and Ameren and its affiliates, on the other hand, will be either retained or cancelled by Ameren, without any cost or obligation to IPH or New AER and its subsidiaries. Immediately prior to the transaction agreement closing, the cash collateral provided to New AER by Ameren through money pool borrowings will be converted to a note payable to Ameren which will be payable, with interest, 24 months after closing or sooner as cash collateral requirements are reduced.
Genco's $825 million in aggregate principal amount of senior notes will remain outstanding following the transaction agreement closing and will continue to be solely obligations of Genco. Pursuant to the transaction agreement, in addition to the cash paid to Genco for the Elgin, Gibson City, and Grand Tower energy center sale, Ameren will cause $85 million of cash to be retained at New AER.
As a condition to the transaction agreement, Genco exercised the amended put option agreement for the sale of the Elgin, Gibson City and Grand Tower gas-fired energy centers to Medina Valley. Ameren has commenced a sale process for these three energy centers and expects a third-party sale will be completed during 2013.
Completion of the New AER sale to IPH is subject to the receipt of approvals from FERC and approval of certain license transfers by the FCC. On April 16, 2013, AER and Dynegy filed with FERC an application for approval of the divestiture of New AER and Genco’s sale of the Elgin, Gibson City and Grand Tower gas-fired energy centers to Medina Valley. As a condition to IPH’s obligation to complete the transaction, the Illinois Pollution Control Board must approve the transfer to IPH of AER’s variance related to the Illinois MPS. AER and Dynegy filed a transfer request with the Illinois Pollution Control Board on May 2, 2013. Ameren’s and IPH’s obligation to complete the transaction is also subject to other customary closing conditions, including the material accuracy of each company’s representations and warranties and the compliance, in all material respects, with each company’s covenants. The transaction agreement contains customary representations and warranties of Ameren and IPH, including representations and warranties of Ameren with respect to the business being sold. The transaction agreement also contains customary covenants of Ameren and IPH, including the covenant of Ameren that AER will be operated in the ordinary course prior to the closing.

Ameren expects the closing of the New AER divestiture to IPH will occur in the fourth quarter of 2013. If the closing does not occur on or before March 14, 2014, subject to a one-month extension to obtain FERC approval, either party may elect to terminate the transaction agreement if the inability to close the transaction by such date is not the result of the failure of the terminating company to fulfill any of its obligations under the transaction agreement.
Amended Put Option Agreement, Asset Purchase Agreement and Guaranty
See Note 9 - Related Party Transactions for additional information regarding the original put option agreement between Genco and AERG that was entered into on March 28, 2012.
Prior to entry into the transaction agreement with IPH as discussed above, (i) the original put option agreement between Genco and AERG was novated and amended such that the rights and obligations of AERG under the agreement were assigned to and assumed by Medina Valley and (ii) Genco exercised its option under the amended put option agreement to sell the Elgin, Gibson City and Grand Tower gas-fired energy centers to Medina Valley. As a result, on March 14, 2013, Genco received an initial payment of $100 million in accordance with the terms of the amended put option agreement. Genco advanced the initial payment amount it received into the non-state-regulated subsidiaries money pool. In connection with the amended put option agreement, Ameren's guaranty, dated March 28, 2012, was modified to replace all references to AERG with references to Medina Valley.
Pursuant to the amended put option agreement, Genco and Medina Valley entered into an asset purchase agreement, dated March 14, 2013. Genco and Medina Valley have engaged three appraisers to conduct a fair market valuation of the Elgin, Gibson City and Grand Tower gas-fired energy centers, which valuations will be averaged and subject to adjustment at the closing of the asset purchase agreement to reflect the assets and liabilities associated with the Elgin, Gibson City and Grand Tower gas-fired energy centers. At the asset purchase agreement closing, Genco will receive an additional amount equal to the greater of (i) $33 million, or (ii) the appraised value of the Elgin, Gibson City and Grand Tower gas-fired energy centers less the initial payment of $100 million, for a total purchase price of at least $133 million, and Genco will sell and transfer to Medina Valley all of its rights in the Elgin, Gibson City and Grand Tower gas-fired energy centers as a condition to the transaction agreement. If these gas-fired energy centers are subsequently sold by Medina Valley within two years of the asset purchase agreement closing, Medina Valley will pay Genco any proceeds from such sale, net of taxes and other expenses, in excess of the amounts previously paid to Genco. Ameren has commenced a sale process for these three energy centers and expects a third-party sale will be completed during 2013. Should FERC approval not be obtained and the transfer of the Elgin, Gibson City, and Grand Tower energy centers cannot be completed, Genco will be required to return to Medina Valley the initial payment received in March 2013.
The asset purchase agreement contains customary representations, warranties and covenants of Genco and Medina Valley. The consummation of the transactions contemplated by the asset purchase agreement is subject to certain conditions, including the receipt of FERC approval and other customary conditions.
Discontinued Operations Presentation
As of March 14, 2013, Ameren determined that New AER and the Elgin, Gibson City, and Grand Tower gas-fired energy centers qualified for discontinued operations presentation and, therefore, were classified separately in Ameren’s consolidated financial statements as discontinued operations for all periods presented in this report. Ameren concluded that New AER and collectively the Elgin, Gibson City, and Grand Tower gas-fired energy centers are two separate disposal groups. Both disposal groups have been aggregated in the disclosures below. Each disposal group was measured at fair value on a nonrecurring basis with inputs that are classified as Level 3 within the fair value hierarchy.

The following table presents the components of discontinued operations in Ameren's consolidated statement of income (loss) for the three months ended March 31, 2013, and 2012:

	Three Months
	2013		2012
Operating revenues	$264		$246
Operating expenses	(415)	(a)	(826)	(b)
Operating (loss)	(151)		(580)
Other income (loss)	(2)		—
Interest charges	(11)		(15)
Loss before income taxes	(164)		(595)
Income tax (expense) benefit	(35)		153
Loss from discontinued operations, net of taxes	$(199)		$(442)

(a)	Includes a noncash pretax impairment charge of $155 million to reduce the carrying value of the New AER disposal group to its estimated fair value less cost to sell.

(b)	Includes a noncash pretax asset impairment charge of $628 million to reduce the carrying value of AERG’s Duck Creek energy center to its estimated fair value under held and used accounting guidance.

As the New AER disposal group met the discontinued operations criteria at March 31, 2013, Ameren evaluated whether any impairment existed by comparing the disposal group’s carrying value to the estimated fair value of the disposal group, less cost to sell. The fair value was based on the terms of Ameren’s agreement to divest New AER to IPH. Ameren will receive no cash proceeds from IPH for the divestiture of New AER. Ameren recorded a pretax charge to earnings of $155 million for the three months ended March 31, 2013, to reduce the carrying value of the New AER disposal group to its estimated fair value less cost to sell. The impairment loss was recorded in “Operating expenses” within the components of the discontinued operations statement of income (loss) with a corresponding reduction in “Property and Plant, net” within the components of the discontinued operations balance sheet. Ameren estimated the impairment loss of the disposal group based on the estimated fair value pursuant to the terms of the transaction agreement with IPH, using information currently available, and assuming an expected fourth quarter 2013 closing. Actual operating results, derivative market values, capital expenditures and other items will impact the ultimate loss recognized to reduce the carrying value of the New AER disposal group to its actual fair value less cost to sell, which will be recorded in discontinued operations after all of the information becomes available. In addition, any curtailment gain related to Ameren's pension and postretirement plans will be recorded when the related employees terminate employment with Ameren. The ultimate impairment loss may differ materially from the estimated loss recorded in the first quarter of 2013.
Ameren recognized the excess of the tax basis over the financial reporting basis of its stock investment in AER when it became apparent, in the three months ended March 31, 2013, that the temporary difference would reverse. This change in basis resulted in a discontinued operations deferred tax expense of $98 million, which was partially offset by the expected tax benefits of $63 million related to the pretax loss from discontinued operations including the impairment charge recorded in the first quarter of 2013. The final tax basis of the AER disposal group and the related tax benefit resulting from the transaction agreement with IPH are dependent upon taxable losses utilized by the disposal group through the closing and the resolution of tax matters under audit, including the adoption of recently issued guidance from the IRS related to tangible property repairs and other matters. As a result, tax expense and benefits realized in discontinued operations may differ materially from those recorded as of March 31, 2013.
As the Elgin, Gibson City, and Grand Tower energy center disposal group met the discontinued operations criteria at March 31, 2013, we evaluated whether any impairment existed by comparing the disposal group’s carrying value to the fair value of the disposal group less cost to sell. The fair value was based on the appraised value of these three gas-fired energy centers. In December 2012, Ameren recorded a noncash long-lived asset impairment charge to reduce the carrying value of AER’s energy centers, including the Elgin, Gibson City, and Grand Tower energy centers, to their estimated fair values under the accounting guidance for held and used assets. An immaterial impairment was recorded by Ameren for the three gas-fired energy centers during the three months ended March 31, 2013, as the December 2012 held and used asset impairment charge reduced these energy centers’ disposal group carrying value to their estimated fair value of $133 million. Ameren does not expect to have significant continuing involvement or material cash flows with the Elgin, Gibson City, and Grand Tower energy centers after their divestiture.
Effective with its conclusion that the New AER disposal group and the Elgin, Gibson City and Grand Tower energy centers’ disposal group each met the criteria for discontinued operations presentation, Ameren suspended recording depreciation on these assets in March 2013.
Interest on Genco’s senior notes, which are being assumed by IPH, are included in the “Interest charges” component within the discontinued operations line item in the statement of income (loss). Ameren did not allocate corporate interest to the disposal groups. Additionally, general corporate overhead expenses originally allocated to the disposal groups were classified as expenses of continuing operations.

The following table presents the carrying amounts of the components of assets and liabilities segregated on Ameren's consolidated balance sheets as discontinued operations at March 31, 2013, and December 31, 2012:

	March 31, 2013	December 31, 2012
Current assets of discontinued operations
Cash and cash equivalents	$25	$25
Accounts receivable and unbilled revenue	103	102
Materials and supplies	117	134
Mark-to-market derivative assets	101	102
Property and plant, net	607	748
Accumulated deferred income taxes, net	412	373
Other assets	135	116
Total current assets of discontinued operations	$1,500	$1,600
Current liabilities of discontinued operations
Accounts payable and other current obligations	$138	$133
Mark-to-market derivative liabilities	82	63
Long-term debt, net	824	824
Asset retirement obligations	86	78
Pension and other postretirement benefits	39	40
Other liabilities	29	28
Total current liabilities of discontinued operations	$1,198	$1,166
Accumulated other comprehensive gain(a)	$12	$19
Noncontrolling interest(b)	$8	$8

(a)
Accumulated other comprehensive gain related to discontinued operations remains in “Accumulated other comprehensive gain (loss)” on Ameren’s March 31, 2013, and December 31, 2012, balance sheets. This balance relates to New AER assets and liabilities that will be realized or removed from Ameren’s balance sheet either before or at the closing of the New AER divestiture.

(b)
The 20% ownership interest of EEI not owned by Ameren remains in “Noncontrolling interests” on Ameren’s March 31, 2013, and December 31, 2012, balance sheets. This noncontrolling interest will be removed from Ameren’s balance sheet at the closing of the New AER divestiture.

Ameren will have continuing transactions with New AER after the divestiture is complete. Ameren Illinois has power supply agreements with Marketing Company which are a result of the power procurement process in Illinois administered by the IPA as required by the Illinois Public Utilities Act. Ameren Illinois will continue to purchase power and purchase trade receivables as required by Illinois law, and Ameren will reflect these items as continuing operations after the divestiture occurs. Ameren Illinois and ATXI currently sell, and will continue to sell, transmission services to Marketing Company after the divestiture of New AER is completed. Also, upon the divestiture of New AER, subject to certain exceptions, the transaction agreement requires Ameren (parent) to maintain its financial obligations with respect to all credit support provided to New AER as of the closing date of such divestiture and provide such additional credit support as required by contracts entered into prior to the closing date, in each case for up to 24 months after the closing. IPH shall indemnify Ameren for any payments it makes pursuant to these credit support obligations. IPH’s indemnification obligation will be secured by certain AERG and Genco assets. In addition, Dynegy has provided a limited guarantee of $25 million to Ameren (parent) pursuant to which Dynegy will, among other things, guarantee IPH’s indemnification obligations for a period of up to 24 months after the closing (subject to certain exceptions). Immediately prior to the transaction agreement closing, the cash collateral provided to New AER by Ameren through money pool borrowings will be converted to a note payable to Ameren which will be payable, with interest, 24 months after closing or sooner as cash collateral requirements are reduced. Also, within 120 days after closing, a working capital adjustment will be finalized, which may result in a cash payment from Ameren to New AER. Ameren has determined that the continuing cash flows generated by these arrangements are not significant and, accordingly, are not deemed direct cash flows of the divested business. Additionally, these arrangements do not provide Ameren the ability to significantly influence the operating results of New AER after the divestiture is complete. See Note 9 - Related Party Transactions for additional information regarding existing transactions between Ameren and New AER.
For a period of up to 12 months following the closing, Ameren will provide certain transitional services to IPH. Such services will be provided at no charge for 90 days, subject to a $5 million limit; thereafter, services will be provided at cost, except for certain services that may be applied to the $5 million limit to the extent such limit has not been reached by the end of the 90 days period. The transitional services will be provided for six months after the closing and can be extended by IPH on a month-to-month basis for up to an additional six months.
See Note 10 - Commitments and Contingencies for information regarding amendments to the plant transfer agreements between both Genco and Ameren Illinois and AERG and Ameren Illinois as well as other AER related contingencies.
Genco Indenture Provisions
Genco’s indenture includes provisions that require Genco to maintain certain interest coverage and debt-to-capital ratios in order for Genco to pay dividends, to make principal or interest payments on subordinated borrowings, to make loans to or investments in affiliates, or to incur additional external, third-party indebtedness. The following table summarizes these ratios for the 12 months ended and as of March 31, 2013:

	Required Ratio	Actual Ratio
Restricted payment interest coverage ratio(a)	≥1.75	2.3
Additional indebtedness interest coverage ratio(b)	≥2.50	2.3
Additional indebtedness debt-to-capital ratio(b)	≤60%	50%

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
As shown in the table above, under the provisions of Genco’s indenture, Genco may not borrow additional funds from external, third-party sources if its interest coverage ratio is less than a specified minimum or its leverage ratio is greater than a specified maximum. During the first quarter of 2013, Genco’s interest coverage ratio fell to a value less than the specified minimum level required for external borrowings, and we expect the ratio to remain less than this minimum level through at least 2015. As a result, Genco’s ability to borrow additional funds from external third-party sources is restricted. Genco’s indenture does not restrict intercompany borrowings from Ameren’s non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren’s control. If a Genco intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool by Genco would be dependent on consideration by Ameren of the facts and circumstances existing at that time. As stated above, the transaction agreement requires Ameren to operate New AER, including Genco, in the ordinary course prior to the closing.
NOTE 3 - RATE AND REGULATORY MATTERS
Below is a summary of updates to significant regulatory proceedings and related lawsuits. See also Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K. We are unable to predict the ultimate outcome of these matters, the timing of the final decisions of the various agencies and courts, or the impact on our results of operations, financial position, or liquidity.

Missouri
FAC Prudence Reviews
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
Ameren Missouri disagrees with the MoPSC order's classification of these sales and believed that the terms of its FAC tariff did not provide for the inclusion of these sales in the FAC calculation. In May 2012, upon appeal by Ameren Missouri, the Cole County Circuit Court reversed the MoPSC's April 2011 order. In June 2012, the MoPSC and a group of large industrial customers filed an appeal of the Cole County Circuit Court's ruling to the Missouri Court of Appeals, Western District. Ameren Missouri has not recorded additional revenues as a result of the Cole County Circuit Court's May 2012 ruling as the MoPSC's appeal to the Missouri Court of Appeals is ongoing. A decision is expected to be issued in 2013.
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
Separately, in July 2011, Ameren Missouri filed a request with the MoPSC for an accounting authority order that would allow Ameren Missouri to defer, as a regulatory asset, fixed costs totaling $36 million that were not recovered from Noranda as a result of the loss of load caused by the severe 2009 ice storm for potential recovery in a future electric rate case. We cannot predict the ultimate outcome of these regulatory or judicial proceedings. If the courts ultimately rule in favor of Ameren Missouri's position regarding the classification of the long-term partial requirements sales, Ameren Missouri would not seek to recover from customers the amount covered by the accounting authority order, if it is granted.

The MoPSC’s FAC prudence review for the period from June 1, 2011, to September 30, 2012, was initiated on March 1, 2013. The MoPSC is expected to issue an order for this prudence review in 2013.
Illinois
IEIMA
In September 2012, the ICC issued an order in Ameren Illinois’ initial filing under the IEIMA’s performance-based formula rate framework. In October 2012, Ameren Illinois filed an appeal of the ICC’s initial filing order to the Appellate Court of the Fourth District of Illinois. A decision by the appellate court is expected in 2013. Ameren Illinois believes the ICC incorrectly implemented the IEIMA by using an average capital structure as opposed to a year-end capital structure on the revenue requirement, the method it used for calculating the equity portion of Ameren Illinois' capital structure, the method for calculating interest and the average rate base rather than year-end rate base for the revenue requirement reconciliation.
In April 2012, Ameren Illinois submitted to the ICC an update filing under IEIMA. In December 2012, the ICC issued an order approving an Ameren Illinois electric delivery service revenue requirement of $765 million, based on 2011 recoverable costs and expected net plant additions for 2012. The delivery service rates became effective on January 1, 2013, and will be effective through the end of 2013. In January 2013, Ameren Illinois filed an appeal of the ICC's update filing order to the Appellate Court of the Fourth District of Illinois. A decision by the appellate court is expected in 2013.
The ICC's orders in 2012 for Ameren Illinois’ initial and update rate filings jeopardize Ameren Illinois' ongoing ability to implement infrastructure improvements to the extent and on the timetable envisioned in the IEIMA. Until the uncertainty surrounding how the Illinois law will ultimately be implemented is removed, Ameren Illinois is slowing IEIMA capital spending with a corresponding negative effect on the job creation that the legislature sought to effectuate with the law. Ameren Illinois still intends to meet its IEIMA capital spending requirements.
On April 19, 2013, Ameren Illinois filed its annual electric delivery formula rate update with the ICC based on 2012 recoverable costs and expected net plant additions for 2013. Pending ICC approval, the update filing will result in a $30 million decrease in Ameren Illinois’ electric delivery revenue requirement beginning in January 2014. The filing includes a refund to customers of the 2012 revenue requirement reconciliation of approximately $50 million. An expected refund was recorded in 2012 as a regulatory liability on Ameren Illinois’ balance sheet. In the filing, the proposed refund is partially offset by an annual revenue requirement increase of approximately $20 million primarily due to increased recoverable costs over 2011 levels. The filing is based on an electric delivery service revenue requirement of $785 million, before consideration of the 2012 revenue requirement reconciliation refund. An ICC decision with respect to the April 2013 update filing is expected in December 2013 and will establish rates for 2014.

On March 14, 2013, the Illinois General Assembly passed legislation, which, if enacted, would result in certain amendments to the IEIMA that would modify its implementation. The passed legislation, Senate Bill 9, clarifies the provisions in the IEIMA that require the year-end rate base be used to calculate the revenue requirement reconciliation and that the interest applied to the revenue requirement reconciliation and return on equity collar adjustments would be consistent with the company’s weighted-average return calculated under the formula rate. Additionally, the legislation specifies the use of year-end capital structure for both the revenue requirement and the revenue requirement reconciliation. On May 5, 2013, the Illinois Governor vetoed this legislation. If this legislation is ultimately enacted through a legislative override in 2013, Ameren Illinois will submit revisions to its April 19, 2013 update filing based on the new law.
Federal
2011 Wholesale Distribution Rate Case
In January 2011, Ameren Illinois filed a request with FERC to increase its annual revenues for electric delivery service for its wholesale customers. These wholesale distribution revenues are treated as a deduction from Ameren Illinois’ revenue requirement in retail rate filings with the ICC. In March 2011, FERC issued an order authorizing the proposed rates to take effect, subject to refund when the final rates are determined. Ameren Illinois has reached an agreement with four of its nine wholesale customers. The impasse with the remaining five wholesale customers has resulted in FERC litigation. In November 2012, a FERC administrative law judge issued an initial decision, which is now pending before FERC. The timing of a FERC decision is uncertain. Based on the administrative law judge's initial decision, Ameren and Ameren Illinois each has included on its balance sheet in “Current regulatory liabilities” as of March 31, 2013, an estimate of $9 million for the refund due to wholesale customers relating to billings from March 2011 through March 2013.
Ameren Illinois Electric Transmission Rate Refund
In July 2012, FERC issued an order with respect to Ameren Illinois' accounting for the Ameren Illinois Merger. As part of this order, FERC concluded that Ameren Illinois improperly included acquisition premiums, particularly goodwill, in determining its common equity used in its electric transmission formula rate, thereby inappropriately recovering a higher return on rate base from its electric transmission customers. The order required Ameren Illinois to make refunds to customers for such improperly included amounts. In August 2012, Ameren Illinois filed a request for rehearing of this order. It is unknown when FERC will rule on Ameren's rehearing request, as it is under no deadline to do so. After reviewing the FERC order and its calculation of the impact on electric transmission formula rates, Ameren Illinois concluded that no refund was warranted. Several wholesale customers filed a protest with FERC regarding Ameren's conclusion that no refund is warranted. If Ameren Illinois were to determine that a refund to its electric transmission customers is probable, a charge to earnings would be recorded for the refund in the period in which that determination was made and the amount could be estimated.
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
Ameren Missouri estimates the total cost to obtain the small modular reactor COL will be in the range of $80 million to $100 million. Ameren Missouri expects its incremental investment to obtain the small modular reactor COL to be minimal due to several factors, including the company's capitalized investments in new nuclear energy center development of $69 million as of March 31, 2013, the DOE investment funds that would help support the COL application, and Ameren Missouri's agreement with Westinghouse. If the DOE does not approve Westinghouse's application for the small modular reactor investment funds, Ameren Missouri is not obligated to pursue a COL for the Westinghouse small modular reactor design and may terminate its agreement with Westinghouse.
All of Ameren Missouri's costs incurred to license additional nuclear generation at the Callaway site will remain capitalized while management pursues options to maximize the value of its investment. If efforts are permanently abandoned or management concludes it is probable the costs incurred will be disallowed in rates, a charge to earnings would be recognized in the period in which that determination is made.

NOTE 4 - SHORT-TERM DEBT AND LIQUIDITY
The liquidity needs of the Ameren Companies are typically supported through the use of available cash, short-term intercompany borrowings, drawings under committed bank credit agreements, or commercial paper issuances.
The 2012 Missouri Credit Agreement and the 2012 Illinois Credit Agreement were not utilized for borrowings during the three months ended March 31, 2013. As of March 31, 2013, based on letters of credit issued under the 2012 Credit Agreements, the aggregate amount of credit capacity available to Ameren (parent), Ameren Missouri and Ameren Illinois, collectively at March 31, 2013, was $2.06 billion.
Commercial Paper
Ameren did not have any commercial paper outstanding at March 31, 2013, or December 31, 2012. The average daily commercial paper balances outstanding during the three months ended March 31, 2013, and 2012, were $2 million and $84 million, respectively. The weighted-average interest rates during the three months ended March 31, 2013, and 2012, were 0.80% and 0.94%, respectively. The peak short-term commercial paper balances outstanding during the three months ended March 31, 2013, and 2012, were $21 million and $186 million, respectively. The peak interest rates during the three months ended March 31, 2013, and 2012, were 0.85% and 1.25%, respectively. Ameren Missouri and Ameren Illinois did not utilize their commercial paper programs during the three months ended March 31, 2013, and 2012.
Indebtedness Provisions and Other Covenants
The information below presents a summary of the Ameren Companies’ compliance with indebtedness provisions and other covenants within the 2012 Credit Agreements. See Note 4 – Short-term Debt and Liquidity in the Form 10-K for a detailed description of these provisions.
The 2012 Credit Agreements contain nonfinancial covenants, including restrictions on the ability to incur liens, to transact with affiliates, to dispose of assets, to make investments in or transfer assets to its affiliates, and to merge with other entities. The 2012 Credit Agreements require each of Ameren, Ameren Missouri and Ameren Illinois to maintain consolidated indebtedness of not more than 65% of its consolidated total capitalization pursuant to a defined calculation set forth in the agreements. As of March 31, 2013, the ratios of consolidated indebtedness to total consolidated capitalization, calculated in accordance with the provisions of the 2012 Credit Agreements, were 52%, 48% and 42%, for Ameren, Ameren Missouri and Ameren Illinois, respectively. In addition, under the 2012 Illinois Credit Agreement and by virtue of the cross-default provisions of the 2012 Missouri Credit Agreement, Ameren is required to maintain a ratio of consolidated funds from operations plus interest expense to consolidated interest expense of 2.0 to 1, to be calculated quarterly, as of the end of the most recent four fiscal quarters then ending, in accordance with the 2012 Illinois Credit Agreement. Ameren’s ratio as of March 31, 2013, was 5.1 to 1.0. Failure of a borrower to satisfy a financial covenant constitutes an immediate default under the applicable 2012 Credit Agreement. Ameren’s ratios, as discussed above, include both continuing and discontinued operations for the purposes of these calculations.
None of the Ameren Companies' credit agreements or financing arrangements contain credit rating triggers that would cause a default or acceleration of repayment of outstanding balances. Management believes that the Ameren Companies were in compliance with the provisions and covenants of their credit agreements at March 31, 2013.
Money Pools
Ameren has money pool agreements with and among its subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained for utility and non-state-regulated entities. Ameren Services is responsible for the operation and administration of the money pool agreements.
Utility
Ameren Missouri, Ameren Illinois and Ameren Services may participate in the utility money pool as both lenders and borrowers. Ameren and AERG may participate in the utility money pool only as lenders. Internal funds are surplus funds contributed to the utility money pool from participants. The primary sources of external funds for the utility money pool are the 2012 Credit Agreements and the commercial paper programs. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the utility money pool or remit funds from other external sources. The availability of funds is also determined by funding requirement limits established by regulatory authorizations. The utility money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the utility money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the utility money pool. The average interest rate for borrowing under the utility money pool for the three months ended March 31, 2013, was 0.11% (2012 - 0.11%).
Non-state-regulated Subsidiaries
Ameren, Ameren Services, AER, Genco, AERG, Marketing Company, and other non-state-regulated Ameren subsidiaries have the ability, subject to Ameren parent company and applicable regulatory short-term borrowing authorizations, to access funding from the 2012 Credit Agreements and the commercial paper programs through a non-state-regulated subsidiary money pool agreement. AER, Genco, AERG and Marketing Company may participate in the non-state-regulated money pool through the closing of the divestiture transaction as detailed in Note 2 - Divestiture Transactions and Discontinued Operations. All participants may borrow from or lend to the non-state-regulated money pool, except for Ameren Services, which may participate only as a borrower. The total amount available to the pool participants from the non-state-regulated subsidiary money pool at any given time is reduced by the amount of borrowings made by participants, but is increased to the extent that the pool participants advance surplus funds to the non-state-regulated subsidiary money pool or remit funds from other external sources. The non-state-regulated subsidiary money pool was established to coordinate and to provide short-term cash and working capital for the participants. Participants receiving a loan under the non-state-regulated subsidiary money pool agreement must repay the principal amount of such loan, together with accrued interest. The rate of interest depends on the composition of internal and external funds in the non-state-regulated subsidiary money pool. The average interest rate for borrowing under the non-state-regulated subsidiary money pool for the three months ended March 31, 2013, was 0.22% (2012 - 0.76%).
See Note 9 - Related Party Transactions for the amount of interest income and expense from the money pool arrangements recorded by the Ameren Companies for the three months ended March 31, 2013, and 2012.

NOTE 5 - LONG-TERM DEBT AND EQUITY FINANCINGS
Indenture Provisions and Other Covenants
Ameren Missouri’s and Ameren Illinois’ indentures and articles of incorporation include covenants and provisions related to issuances of first mortgage bonds and preferred stock. Ameren Missouri and Ameren Illinois are required to meet certain ratios to issue additional first mortgage bonds and preferred stock. A failure to achieve these ratios would not result in a default under these covenants and provisions, but would restrict the companies’ ability to issue bonds or preferred stock. The following table summarizes the required and actual interest coverage ratios for interest charges and dividend coverage ratios and bonds and preferred stock issuable as of March 31, 2013, at an assumed interest rate of 6% and dividend rate of 7%.

	Required Interest Coverage Ratio(a)	Actual Interest Coverage Ratio	Bonds Issuable(b)		Required Dividend Coverage Ratio(c)	Actual Dividend Coverage Ratio	Preferred Stock Issuable
Ameren Missouri	≥2.0	4.7	$4,304		≥2.5	128.1	$2,454
Ameren Illinois	≥2.0	7.2	3,499	(d)	≥1.5	2.7	203

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
Ameren Missouri and Ameren Illinois and certain other Ameren subsidiaries are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for any officer or director of a public utility, as defined in the Federal Power Act, to participate in the making or paying of any dividend from any funds “properly included in capital account.” The meaning of this limitation has never been clarified under the Federal Power Act or FERC regulations. However, FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividends are not excessive, and (3) there is no self-dealing on the part of corporate officials. At a minimum, Ameren believes that dividends can be paid by its subsidiaries that are public utilities from net income and retained earnings. In addition, under Illinois law,

Ameren Illinois may not pay any dividend on its stock, unless, among other things, its earnings and earned surplus are sufficient to declare and pay a dividend after provision is made for reasonable and proper reserves, or unless Ameren Illinois has specific authorization from the ICC.
Ameren Illinois’ articles of incorporation require dividend payments on its common stock to be based on ratios of common stock to total capitalization and other provisions related to certain operating expenses and accumulations of earned surplus. Ameren Illinois committed to FERC to maintain a minimum 30% ratio of common stock equity to total capitalization after the Ameren Illinois Merger and AERG distribution. As of March 31, 2013, Ameren Illinois’ ratio of common stock equity to total capitalization was 57%.
In order for the Ameren Companies to issue securities in the future, they will have to comply with all applicable requirements in effect at the time of any such issuances.
Off-Balance-Sheet Arrangements
At March 31, 2013, none of the Ameren Companies had any off-balance-sheet financing arrangements, other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future.

NOTE 6 - OTHER INCOME AND EXPENSES
The following table presents the components of “Other Income and Expenses” in the Ameren Companies’ statements of income (loss) for the three months ended March 31, 2013, and 2012:

	Three Months
	2013	2012
Ameren:(a)
Miscellaneous income:
Allowance for equity funds used during construction	$8	$9
Interest income on industrial development revenue bonds	7	7
Other	—	1
Total miscellaneous income	$15	$17
Miscellaneous expense:
Donations	$4	$12	(b)
Other	4	3
Total miscellaneous expense	$8	$15
Ameren Missouri:
Miscellaneous income:
Allowance for equity funds used during construction	$7	$8
Interest income on industrial development revenue bonds	7	7
Total miscellaneous income	$14	$15
Miscellaneous expense:
Donations	$2	$2
Other	3	1
Total miscellaneous expense	$5	$3
Ameren Illinois:
Miscellaneous income:
Allowance for equity funds used during construction	$1	$1
Total miscellaneous income	$1	$1
Miscellaneous expense:
Donations	$3	$10	(b)
Other	—	1
Total miscellaneous expense	$3	$11

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)
Includes Ameren Illinois’ one-time $7.5 million donation to the Illinois Science and Energy Innovation Trust pursuant to the IEIMA as a result of Ameren Illinois’ 2012 participation in the formula ratemaking process.

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

The following table presents open gross commodity contract volumes by commodity type as of March 31, 2013, and December 31, 2012:

	Quantity (in millions, except as indicated)
Commodity	Accrual & NPNS Contracts(a)		Other Derivatives(b)		Derivatives That Qualify for Regulatory Deferral(c)
	2013	2012	2013	2012	2013	2012
Coal (in tons)
Ameren Missouri & Ameren	91	96	(d)	(d)	(d)	(d)
Fuel oils (in gallons)(e)
Ameren Missouri & Ameren	(d)	(d)	(d)	(d)	67	26
Natural gas (in mmbtu)
Ameren Missouri	3	4	1	—	21	19
Ameren Illinois	12	16	(d)	(d)	137	128
Ameren	15	20	1	—	158	147
Power (in megawatthours)
Ameren Missouri	4	3	2	2	8	9
Ameren Illinois	19	21	(d)	(d)	12	14
Ameren	23	24	2	2	20	23
Renewable energy credits(f)
Ameren Missouri	3	3	(d)	(d)	(d)	(d)
Ameren Illinois	12	12	(d)	(d)	(d)	(d)
Ameren	15	15	(d)	(d)	(d)	(d)
Uranium (pounds in thousands)
Ameren Missouri & Ameren	4,950	5,142	(d)	(d)	480	446

(a)
Accrual contracts include commodity contracts that do not qualify as derivatives. As of March 31, 2013, these contracts ran through December 2017, March 2015, September 2024, May 2032, and October 2024 for coal, natural gas, power, renewable energy credits, and uranium, respectively.

(b)	As of March 31, 2013, these contracts ran through April 2013 and December 2014 for natural gas and power, respectively.

(c)	As of March 31, 2013, these contracts ran through October 2015, March 2017, May 2032, and September 2014 for fuel oils, natural gas, power, and uranium, respectively.

(d)	Not applicable.

(e)	Fuel oils consist of heating oil, ultra-low sulfur diesel, and crude oil.

(f)	A renewable energy credit is created for every one megawatthour of renewable energy generated. The Ameren Companies’ contracts include renewable energy credits from solar and wind-generated power.
Authoritative accounting guidance regarding derivative instruments requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair values, unless the NPNS exception applies. See Note 8 - Fair Value Measurements for our methods of assessing the fair value of derivative instruments. Many of our physical contracts, such as our purchased power contracts, qualify for the NPNS exception to derivative accounting rules. The revenue or expense on NPNS contracts is recognized at the contract price upon physical delivery.
If we determine that a contract meets the definition of a derivative and is not eligible for the NPNS exception, we review the contract to determine if it qualifies for hedge accounting. We also consider whether gains or losses resulting from such derivatives qualify for regulatory deferral. Contracts that qualify for cash flow hedge accounting are recorded at fair value with changes in fair value charged or credited to accumulated OCI in the period in which the change occurs, to the extent the hedge is effective. To the extent the hedge is ineffective, the related changes in fair value are charged or credited to the statement of income (loss) or the statement of income and comprehensive income in the period in which the change occurs. When the contract is settled or delivered, the net gain or loss is recorded in the statement of income (loss) or the statement of income and comprehensive income.

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
Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for, or we do not choose to elect, the NPNS exception, hedge accounting, or regulatory deferral accounting. Such contracts are recorded at fair value, with changes in fair value charged or credited to the statement of income (loss) or the statement of income and comprehensive income in the period in which the change occurs.
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

The following table presents the carrying value and balance sheet location of all derivative instruments as of March 31, 2013, and December 31, 2012:

	Balance Sheet Location	Ameren		Ameren Missouri		Ameren Illinois
2013
Derivative assets not designated as hedging instruments(a)
Commodity contracts:
Fuel oils	MTM derivative assets	$6	$	(b)	$	(b)
	Other current assets	—		6		—
	Other assets	4		4		—
Natural gas	MTM derivative assets	6		(b)		(b)
	Other current assets	—		1		5
	Other assets	2		1		1
Power	MTM derivative assets	15		(b)		(b)
	Other current assets	—		15		—
	Other assets	4		1		3
	Total assets	$37		$28		$9
Derivative liabilities not designated as hedging instruments(a)
Commodity contracts:
Fuel oils	MTM derivative liabilities	$1	$	(b)		$—
	Other current liabilities	—		1		—
	Other deferred credits and liabilities	2		2		—
Natural gas	MTM derivative liabilities	45		(b)		38
	Other current liabilities	—		7		—
	Other deferred credits and liabilities	34		5		29
Power	MTM derivative liabilities	25		(b)		11
	Other current liabilities	—		14		—
	Other deferred credits and liabilities	74		1		73
Uranium	MTM derivative liabilities	2		(b)		—
	Other current liabilities	—		2		—
	Total liabilities	$183		$32		$151
2012
Derivative assets not designated as hedging instruments(a)
Commodity contracts:
Fuel oils	MTM derivative assets	$8	$	(b)	$	(b)
	Other current assets	—		8		—
	Other assets	4		4		—
Natural gas	MTM derivative assets	1		(b)		(b)
	Other current assets	—		—		1
	Other assets	1		1		—
Power	MTM derivative assets	14		(b)		(b)
	Other current assets	—		14		—
	Other assets	1		1		—
	Total assets	$29		$28		$1
Derivative liabilities not designated as hedging instruments(a)
Commodity contracts:
Fuel oils	MTM derivative liabilities	$2	$	(b)		$—
	Other current liabilities	—		2		—
	Other deferred credits and liabilities	2		2		—
Natural gas	MTM derivative liabilities	64		(b)		56
	Other current liabilities	—		8		—
	Other deferred credits and liabilities	45		7		38
Power	MTM derivative liabilities	25		(b)		21
	Other current liabilities	—		4		—
	Other deferred credits and liabilities	90		—		90
Uranium	MTM derivative liabilities	1		(b)		—
	Other current liabilities	—		1		—
	Other deferred credits and liabilities	1		1		—
	Total liabilities	$230		$25		$205

(a)	Includes derivatives subject to regulatory deferral.

(b)	Balance sheet line item not applicable to registrant.

The following table presents the cumulative amount of pretax net gains (losses) on all derivative instruments in regulatory assets or regulatory liabilities as of March 31, 2013, and December 31, 2012:

	Ameren	Ameren Missouri	Ameren Illinois
2013
Cumulative gains (losses) deferred in regulatory liabilities or assets:
Fuel oils derivative contracts(a)	$4	$4	$—
Natural gas derivative contracts(b)	(71)	(10)	(61)
Power derivative contracts(c)	(79)	2	(81)
Uranium derivative contracts(d)	(2)	(2)	—
2012
Cumulative gains (losses) deferred in regulatory liabilities or assets:
Fuel oils derivative contracts(a)	$4	$4	$—
Natural gas derivative contracts(b)	(107)	(14)	(93)
Power derivative contracts(c)	(99)	12	(111)
Uranium derivative contracts(d)	(2)	(2)	—

(a)
Represents net gains on fuel oils derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s transportation costs for coal through October 2015 as of March 31, 2013. Current gains deferred as regulatory liabilities include $4 million and $4 million at Ameren and Ameren Missouri as of March 31, 2013, respectively. Current losses deferred as regulatory assets include $1 million and $1 million at Ameren and Ameren Missouri as of March 31, 2013, respectively.

(b)
Represents net losses associated with natural gas derivative contracts. These contracts are a partial hedge of natural gas requirements through March 2017 at Ameren and Ameren Missouri and through October 2016 at Ameren Illinois, in each case as of March 31, 2013. Current gains deferred as regulatory liabilities include $6 million, $1 million, and $5 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of March 31, 2013. Current losses deferred as regulatory assets include $45 million, $7 million, and $38 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of March 31, 2013.

(c)
Represents net gains (losses) associated with power derivative contracts. These contracts are a partial hedge of power price requirements through May 2032 at Ameren and Ameren Illinois and through December 2015 at Ameren Missouri, in each case as of March 31, 2013. Current gains deferred as regulatory liabilities include $12 million and $12 million at Ameren and Ameren Missouri, respectively, as of March 31, 2013. Current losses deferred as regulatory assets include $21 million, $10 million, and $11 million at Ameren, Ameren Missouri and Ameren Illinois, respectively, as of March 31, 2013.

(d)
Represents net losses on uranium derivative contracts at Ameren Missouri. These contracts are a partial hedge of Ameren Missouri’s uranium requirements through September 2014 as of March 31, 2013. Current losses deferred as regulatory assets include $2 million and $2 million at Ameren and Ameren Missouri as of March 31, 2013, respectively.

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
Although Ameren had not previously elected to offset fair value amounts and collateral for derivative instruments executed with the same counterparty under the same master netting arrangement, authoritative accounting guidance, effective in the first quarter 2013, requires those amounts eligible to be offset to be presented both at the gross and net amounts. The following table provides the recognized gross derivative balances and the net amounts of those derivatives subject to an enforceable master netting arrangement or similar agreement as of March 31, 2013, and December 31, 2012:

		Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized in the Balance Sheet	Derivative Instruments	Cash Collateral Received/Posted(a)	Net Amount
2013
Commodity contracts eligible to be offset:
Assets:
Ameren	$37	$20	$—	$17
Ameren Missouri	28	15	—	13
Ameren Illinois	9	5	—	4
Liabilities:
Ameren	$183	$20	$39	$124
Ameren Missouri	32	15	8	9
Ameren Illinois	151	5	31	115
2012
Commodity contracts eligible to be offset:
Assets:
Ameren	$29	$10	$—	$19
Ameren Missouri	28	9	—	19
Ameren Illinois	1	1	$—	—
Liabilities:
Ameren	$230	$10	$65	$155
Ameren Missouri	25	9	7	9
Ameren Illinois	205	1	58	146

(a)	Cash collateral received reduces gross asset balances and cash collateral posted reduces gross liability balances.
Concentrations of Credit Risk
In determining our concentrations of credit risk related to derivative instruments, we review our individual counterparties and categorize each counterparty into groupings according to the primary business in which each engages. The following table presents the maximum exposure, as of March 31, 2013, and December 31, 2012, if counterparty groups were to fail completely to perform on contracts by grouping. The maximum exposure is based on the gross fair value of financial instruments, including accrual and NPNS contracts, which excludes collateral held, and does not consider the legally binding right to net transactions based on master trading and netting agreements.

	Affiliates	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives	Oil and Gas Companies	Total
2013
Ameren Missouri	$1	$1	$1	$10	$3	$—	$16
Ameren Illinois	—	2	—	4	—	2	8
Ameren	$1	$3	$1	$14	$3	$2	$24
2012
Ameren Missouri	$—	$2	$3	$14	$3	$—	$22
Ameren Illinois	—	—	—	1	—	—	1
Ameren	$—	$2	$3	$15	$3	$—	$23
The potential loss on counterparty exposures is reduced by the application of master trading and netting agreements and collateral held to the extent of reducing the exposure to zero. Collateral includes both cash collateral and other collateral held. The Ameren Companies held no cash from counterparties based on the contractual rights under the agreements to seek collateral and the maximum exposure as calculated under the individual master trading and netting agreements at March 31, 2013 and December 31, 2012. As of March 31, 2013, other collateral used to reduce exposure consisted of letters of credit of less than $1 million held by Ameren and Ameren Missouri. As of December 31, 2012, other collateral used to reduce exposure consisted of letters of credit of $1 million held by Ameren and Ameren Missouri.

The following table presents the potential loss after consideration of collateral and application of master trading and netting agreements as of March 31, 2013, and December 31, 2012:

	Affiliates	Commodity Marketing Companies	Electric Utilities	Financial Companies	Municipalities/ Cooperatives	Oil and Gas Companies	Total
2013
Ameren Missouri	$1	$1	$1	$6	$3	$—	$12
Ameren Illinois	—	2	—	2	—	—	4
Ameren	$1	$3	$1	$8	$3	$—	$16
2012
Ameren Missouri	$—	$1	$1	$10	$3	$—	$15
Ameren Illinois	—	—	—	—	—	—	—
Ameren	$—	$1	$1	$10	$3	$—	$15
Derivative Instruments with Credit Risk-Related Contingent Features
Our commodity contracts contain collateral provisions tied to the Ameren Companies’ credit ratings. If we were to experience an adverse change in our credit ratings, or if a counterparty with reasonable grounds for uncertainty regarding performance of an obligation requested adequate assurance of performance, additional collateral postings might be required. The following table presents, as of March 31, 2013, and December 31, 2012, the aggregate fair value of all derivative instruments with credit risk-related contingent features in a gross liability position, the cash collateral posted, and the aggregate amount of additional collateral that could be required to be posted with counterparties. The additional collateral required is the net liability position allowed under the master trading and netting agreements, assuming (1) the credit risk-related contingent features underlying these agreements were triggered on March 31, 2013, or December 31, 2012, and (2) those counterparties with rights to do so requested collateral:

	Aggregate Fair Value of Derivative Liabilities(a)	Cash Collateral Posted	Potential Aggregate Amount of Additional Collateral Required(b)
2013
Ameren Missouri	$66	$1	$62
Ameren Illinois	121	31	78
Ameren	$187	$32	$140
2012
Ameren Missouri	$78	$3	$71
Ameren Illinois	148	58	84
Ameren	$226	$61	$155

(a)	Prior to consideration of master trading and netting agreements and including NPNS contract exposures.

(b)
As collateral requirements with certain counterparties are based on master trading and netting agreements, the aggregate amount of additional collateral required to be posted is determined after consideration of the effects of such agreements.

Derivatives that Qualify for Regulatory Deferral
The following table represents the net change in market value for derivatives that qualify for regulatory deferral for the three months ended March 31, 2013, and 2012:

		Gain (Loss) Recognized in Regulatory Liabilities or Regulatory Assets
		2013	2012
Ameren	Fuel oils	$—	$5
	Natural gas	36	(18)
	Power(a)	20	(162)
	Total	$56	$(175)
Ameren Missouri	Fuel oils	$—	$5
	Natural gas	4	(2)
	Power	(10)	(1)
	Total	$(6)	$2
Ameren Illinois	Natural gas	$32	$(16)
	Power	30	(144)
	Total	$62	$(160)

(a)	Amounts include intercompany eliminations.

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
Fixed income securities are valued using prices from independent, industry recognized data vendors who provide values that are either exchange based or matrix based. The fair value measurements of fixed income securities classified as

Level 2 are based on inputs other than quoted prices that are observable for the asset or liability. Examples are matrix pricing, market corroborated pricing, and inputs such as yield curves and indices. Level 2 fixed income securities in the Nuclear Decommissioning Trust Fund are comprised primarily of corporate bonds, asset-backed securities and United States agency bonds.
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

The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2013:

		Fair Value					Weighted
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range	Average
Level 3 Derivative asset and liability - commodity contracts(a):
Ameren	Fuel oils	$7	$(2)	Discounted cash flow	Escalation rate(%)(b)	.20 - .59	.39
					Counterparty credit risk(%)(c)(d)	.26 - 3	1
				Option model	Volatilities(%)(b)	10 - 19	17
	Natural gas	3	(1)	Option model	Escalation rate(%)(b)	.20 - .46	.37
					Nodal basis($/mmbtu)(c)	(.24) - (.04)	(.19)
				Discounted cash flow	Escalation rate(%)(b)	.20 - .46	.35
					Nodal basis($/mmbtu)(c)	(.18) - 0	(.01)
					Counterparty credit risk(%)(c)(d)	.26 - 5	1
					Ameren credit risk(%)(c)(d)	2 - 3	3
	Power(e)	12	(91)	Discounted cash flow	Average bid/ask consensus peak and off-peak pricing - forwards/swaps($/MWh)(c)	24 - 48	33
					Estimated auction price for FTRs($/MW)(b)	0 - 4,280	190
					Nodal basis($/MWh)(c)	(5) - (1)	(3)
					Counterparty credit risk(%)(c)(d)	.22 - 5	2
					Ameren credit risk(%)(c)(d)	2 - 3	3
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	5 - 7	6
				Contract price allocation	Estimated renewable energy credit costs($/credit)(d)	5 - 7	6
	Uranium	—	(2)	Discounted cash flow	Average bid/ask consensus pricing($/pound)(b)	42 - 45	43
Ameren Missouri	Fuel oils	$7	$(2)	Discounted cash flow	Escalation rate(%)(b)	.20 - .59	.39
					Counterparty credit risk(%)(c)(d)	.26 - 3	1
				Option model	Volatilities(%)(b)	10 - 19	17
	Natural gas	1	(1)	Option model	Escalation rate(%)(b)	.20 - .46	.37
					Nodal basis($/mmbtu)(c)	(.24) - (.04)	(.19)
				Discounted cash flow	Escalation rate(%)(b)	.20 - .46	.26
					Nodal basis($/mmbtu)(c)	(.18) - (.02)	(.04)
					Counterparty credit risk(%)(c)(d)	.26 - 5	1
					Ameren Missouri credit risk(%)(c)(d)	2	(f)
	Power(e)	9	(7)	Discounted cash flow	Average bid/ask consensus peak and off-peak pricing - forwards/swaps($/MWh)(c)	24 - 51	38
					Estimated auction price for FTRs($/MW)(b)	0 - 4,280	190
					Nodal basis($/MWh)(c)	(5) - (1)	(3)
					Counterparty credit risk(%)(c)(d)	.22 - 5	1
					Ameren Missouri credit risk(%)(c)(d)	2	(f)
	Uranium	—	(2)	Discounted cash flow	Average bid/ask consensus pricing($/pound)(b)	42 - 45	43
Ameren Illinois	Natural gas	$2	$—	Discounted cash flow	Escalation rate(%)(b)	.20 - .46	.33
					Nodal basis($/mmbtu)(c)	(.05) - 0	—
					Counterparty credit risk(%)(c)(d)	.70 - 2	1
					Ameren Illinois credit risk(%)(c)(d)	3	(f)
	Power(e)	3	(84)	Discounted cash flow	Average bid/ask consensus peak and off-peak pricing - forwards/swaps($/MWh)(b)	24 - 42	32
					Nodal basis($/MWh)(b)	(4) - (1)	(3)
					Counterparty credit risk(%)(c)(d)	2	(f)
					Ameren Illinois credit risk(%)(c)(d)	3	(f)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	5 - 7	6
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 - 7	6

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

(d)
Counterparty credit risk is only applied to counterparties with derivative asset balances. Ameren, Ameren Missouri, and Ameren Illinois credit risk is only applied to counterparties with derivative liability balances.

(e)
Power valuations utilize visible third party pricing evaluated by month for peak and off-peak demand through 2017. Valuations beyond 2017 utilize fundamentally modeled pricing by month for peak and off-peak demand.

(f)	Not applicable.
The following table describes the valuation techniques and unobservable inputs for the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the twelve-month period ended December 31, 2012:

		Fair Value					Weighted
		Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range	Average
Level 3 Derivative asset and liability - commodity contracts(a):
Ameren	Fuel oils	$8	$(3)	Discounted cash flow	Escalation rate(%)(b)	.21 - .60	.44
					Counterparty credit risk(%)(c)(d)	.12 - 1	1
					Ameren credit risk(%)(c)(d)	2	(e)
				Option model	Volatilities(%)(b)	7 - 27	24
	Power(f)	14	(114)	Discounted cash flow	Average bid/ask consensus peak and off-peak pricing - forwards/swaps($/MWh)(c)	22 - 47	31
					Estimated auction price for FTRs($/MW)(b)	(281) - 1,851	178
					Nodal basis($/MWh)(c)	(5) - (1)	(3)
					Counterparty credit risk(%)(c)(d)	.22 - 1	1
					Ameren credit risk(%)(c)(d)	2 - 5	5
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	4 - 8	6
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 - 7	6
	Uranium	—	(2)	Discounted cash flow	Average bid/ask consensus pricing($/pound)(b)	43 - 46	44
Ameren Missouri	Fuel oils	$8	$(3)	Discounted cash flow	Escalation rate(%)(b)	.21 - .60	.44
					Counterparty credit risk(%)(c)(d)	.12 - 1	1
					Ameren Missouri credit risk(%)(c)(d)	2	(e)
				Option model	Volatilities(%)(b)	7 - 27	24
	Power(f)	14	(3)	Discounted cash flow	Average bid/ask consensus peak and off-peak pricing - forwards/swaps($/MWh)(c)	24 - 56	36
					Estimated auction price for FTRs($/MW)(b)	(281) - 1,851	178
					Nodal basis($/MWh)(c)	(5) - (1)	(2)
					Counterparty credit risk(%)(c)(d)	.22 - 1	1
					Ameren Missouri credit risk(%)(c)(d)	2
	Uranium	—	(2)	Discounted cash flow	Average bid/ask consensus pricing($/pound)(b)	43 - 46	44
Ameren Illinois	Power(f)	$—	$(111)	Discounted cash flow	Average bid/ask consensus peak and off-peak pricing - forwards/swaps($/MWh)(b)	22 - 47	30
					Nodal basis($/MWh)(b)	(5) - (1)	(3)
					Ameren Illinois credit risk(%)(c)(d)	5	(e)
				Fundamental energy production model	Estimated future gas prices($/mmbtu)(b)	4 - 8	6
				Contract price allocation	Estimated renewable energy credit costs($/credit)(b)	5 - 7	6

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(c)	Generally, significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

(d)
Counterparty credit risk is only applied to counterparties with derivative asset balances. Ameren, Ameren Missouri, and Ameren Illinois credit risk is only applied to counterparties with derivative liability balances.

(e)	Not applicable.

(f)
Power valuations utilize visible third party pricing evaluated by month for peak and off-peak demand through 2017. Valuations beyond 2017 utilize fundamentally modeled pricing by month for peak and off-peak demand.

In accordance with applicable authoritative accounting guidance, we consider nonperformance risk in our valuation of derivative instruments by analyzing the credit standing of our counterparties and considering any counterparty credit enhancements (e.g., collateral). The guidance also requires that the fair value measurement of liabilities reflect the nonperformance risk of the reporting entity, as applicable. Therefore, we have factored the impact of our credit standing as well as any potential credit enhancements into the fair value measurement of both derivative assets and derivative liabilities. Included in our valuation, and based on current market conditions, is a valuation adjustment for counterparty default derived from market data such as the price of credit default swaps, bond yields, and credit ratings. Ameren recorded no gains or losses in the first three months of 2013 or 2012 related to valuation adjustments for counterparty default risk. At March 31, 2013, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $1 million, less than $1 million, and $1 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively. At December 31, 2012, the counterparty default risk liability valuation adjustment related to derivative contracts totaled $7 million, less than $1 million, and $7 million, for Ameren, Ameren Missouri, and Ameren Illinois, respectively.

The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets - commodity contracts(a):
	Fuel oils	$3	$—	$7	$10
	Natural gas	1	4	3	8
	Power	—	7	12	19
	Total derivative assets - commodity contracts	$4	$11	$22	$37
	Nuclear Decommissioning Trust Fund(b):
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	294	—	—	294
	Debt securities:
	Corporate bonds	—	48	—	48
	Municipal bonds	—	1	—	1
	U.S. treasury and agency securities	—	77	—	77
	Asset-backed securities	—	11	—	11
	Other	—	1	—	1
	Total Nuclear Decommissioning Trust Fund	$296	$138	$—	$434
	Total Ameren	$300	$149	$22	$471
Ameren	Derivative assets - commodity contracts(a):
Missouri	Fuel oils	$3	$—	$7	$10
	Natural gas	—	1	1	2
	Power	—	7	9	16
	Total derivative assets - commodity contracts	$3	$8	$17	$28
	Nuclear Decommissioning Trust Fund(b):
	Cash and cash equivalents	$2	$—	$—	$2
	Equity securities:
	U.S. large capitalization	294	—	—	294
	Debt securities:
	Corporate bonds	—	48	—	48
	Municipal bonds	—	1	—	1
	U.S. treasury and agency securities	—	77	—	77
	Asset-backed securities	—	11	—	11
	Other	—	1	—	1
	Total Nuclear Decommissioning Trust Fund	$296	$138	$—	$434
	Total Ameren Missouri	$299	$146	$17	$462
Ameren	Derivative assets - commodity contracts(a):
Illinois	Natural gas	$1	$3	$2	$6
	Power	—	—	3	3
	Total Ameren Illinois	$1	$3	$5	$9
Liabilities:
Ameren	Derivative liabilities - commodity contracts(a):
	Fuel oils	$1	$—	$2	$3
	Natural gas	5	73	1	79
	Power	—	8	91	99
	Uranium	—	—	2	2
	Total Ameren	$6	$81	$96	$183
Ameren	Derivative liabilities - commodity contracts(a):
Missouri	Fuel oils	$1	$—	$2	$3
	Natural gas	5	6	1	12
	Power	—	8	7	15
	Uranium	—	—	2	2
	Total Ameren Missouri	$6	$14	$12	$32
Ameren	Derivative liabilities - commodity contracts(a):
Illinois	Natural gas	$—	$67	$—	$67
	Power	—	—	84	84
	Total Ameren Illinois	$—	$67	$84	$151

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $3 million of receivables, payables, and accrued income, net.
The following table sets forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Ameren	Derivative assets - commodity contracts(a):
	Fuel oils	$4	$—	$8	$12
	Natural gas	—	2	—	2
	Power	—	1	14	15
	Total derivative assets - commodity contracts	$4	$3	$22	$29
	Nuclear Decommissioning Trust Fund(b):
	Cash and cash equivalents	$1	$—	$—	$1
	Equity securities:
	U.S. large capitalization	264	—	—	264
	Debt securities:
	Corporate bonds	—	47	—	47
	Municipal bonds	—	1	—	1
	U.S. treasury and agency securities	—	81	—	81
	Asset-backed securities	—	11	—	11
	Other	—	1	—	1
	Total Nuclear Decommissioning Trust Fund	$265	$141	$—	$406
	Total Ameren	$269	$144	$22	$435
Ameren	Derivative assets - commodity contracts(a):
Missouri	Fuel oils	$4	$—	$8	$12
	Natural gas	—	1	—	1
	Power	—	1	14	15
	Total derivative assets - commodity contracts	$4	$2	$22	$28
	Nuclear Decommissioning Trust Fund(b):
	Cash and cash equivalents	$1	$—	$—	$1
	Equity securities:
	U.S. large capitalization	264	—	—	264
	Debt securities:
	Corporate bonds	—	47	—	47
	Municipal bonds	—	1	—	1
	U.S. treasury and agency securities	—	81	—	81
	Asset-backed securities	—	11	—	11
	Other	—	1	—	1
	Total Nuclear Decommissioning Trust Fund	$265	$141	$—	$406
	Total Ameren Missouri	$269	$143	$22	$434
Ameren	Derivative assets - commodity contracts(a):
Illinois	Natural gas	$—	$1	$—	$1
	Power	—	—	—	—
	Total Ameren Illinois	$—	$1	$—	$1

		Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Liabilities:
Ameren	Derivative liabilities - commodity contracts(a):
	Fuel oils	$1	$—	$3	$4
	Natural gas	7	102	—	109
	Power	—	1	114	115
	Uranium	—	—	2	2
	Total Ameren	$8	$103	$119	$230
Ameren	Derivative liabilities - commodity contracts(a):
Missouri	Fuel oils	$1	$—	$3	$4
	Natural gas	7	8	—	15
	Power	—	1	3	4
	Uranium	—	—	2	2
	Total Ameren Missouri	$8	$9	$8	$25
Ameren	Derivative liabilities - commodity contracts(a):
Illinois	Natural gas	$—	$94	$—	$94
	Power	—	—	111	111
	Total Ameren Illinois	$—	$94	$111	$205

(a)	The derivative asset and liability balances are presented net of counterparty credit considerations.

(b)	Balance excludes $2 million of receivables, payables, and accrued income, net.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2013:

	Net derivative commodity contracts
	Ameren Missouri		Ameren Illinois	Ameren
Fuel oils:
Beginning balance at January 1, 2013	$5	$	(a)	$5
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	—		(a)	—
Total realized and unrealized gains (losses)	—		(a)	—
Purchases	1		(a)	1
Sales	—		(a)	—
Settlements	(1)		(a)	(1)
Ending balance at March 31, 2013	$5	$	(a)	$5
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2013	$—	$	(a)	$—
Natural gas:
Beginning balance at January 1, 2013	$—		$—	$—
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	—		1	1
Total realized and unrealized gains (losses)	—		1	1
Purchases	—		1	1
Ending balance at March 31, 2013	$—		$2	$2
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2013	$—		$—	$—
Power:
Beginning balance at January 1, 2013	$11		$(111)	$(100)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	5		14	19
Total realized and unrealized gains (losses)	5		14	19
Settlements	(13)		16	3
Transfers into Level 3	(2)		—	(2)
Transfers out of Level 3	1		—	1
Ending balance at March 31, 2013	$2		$(81)	$(79)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2013	$(3)		$14	$11
Uranium:
Beginning balance at January 1, 2013	$(2)	$	(a)	$(2)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	—		(a)	—
Total realized and unrealized gains (losses)	—		(a)	—
Ending balance at March 31, 2013	$(2)	$	(a)	$(2)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2013	$—	$	(a)	$—

(a)	Not applicable.

The following table summarizes the changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2012:

	Net derivative commodity contracts
	Ameren Missouri		Ameren Illinois		Ameren
Fuel oils:
Beginning balance at January 1, 2012	$3	$	(a)		$3
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	2		(a)		2
Total realized and unrealized gains (losses)	2		(a)		2
Transfers into Level 3	2		(a)		2
Ending balance at March 31, 2012	$7	$	(a)		$7
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2012	$2	$	(a)		$2
Natural gas:
Beginning balance at January 1, 2012	$(14)		$(160)		$(174)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	(2)		(26)		(28)
Total realized and unrealized gains (losses)	(2)		(26)		(28)
Settlements	1		16		17
Transfers out of Level 3	15		170		185
Ending balance at March 31, 2012	$—		$—		$—
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2012	$—		$—		$—
Power(b):
Beginning balance at January 1, 2012	$21		$(140)		$81
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	13		(220)		(158)
Total realized and unrealized gains (losses)	13		(220)		(158)
Settlements	(13)		76		(4)
Transfers out of Level 3	(1)		—		(1)
Ending balance at March 31, 2012	$20		$(284)		$(82)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2012	$10		$(202)	(c) $	(156)
Uranium:
Beginning balance at January 1, 2012	$(1)		(a)		$(1)
Realized and unrealized gains (losses):
Included in regulatory assets/liabilities	—		(a)		—
Total realized and unrealized gains (losses)	—		(a)		—
Ending balance at March 31, 2012	$(1)		(a)		$(1)
Change in unrealized gains (losses) related to assets/liabilities held at March 31, 2012	$—		(a)		$—

(a)	Not applicable.

(b)	Ameren amounts include the elimination of financial power contracts between Ameren Illinois and Marketing Company.

(c)	The change in unrealized losses was due to decreases in long-term power prices applied to 20-year Ameren Illinois swap contracts, which expire in May 2032.
Transfers in or out of Level 3 represent either (1) existing assets and liabilities that were previously categorized as a higher level but were recategorized to Level 3 because the inputs to the model became unobservable during the period, or (2) existing assets and liabilities that were previously classified as Level 3 but were recategorized to a higher level because the lowest significant input became observable during the period. Transfers out of Level 3 into Level 2 for natural gas derivatives were due to management previously using broker quotations to estimate the fair value of natural gas contracts and changing to estimates based upon exchange closing prices without significant unobservable adjustments in the first quarter of 2012. Estimates of fair value based on exchange closing prices are deemed to be a more accurate approximation of natural gas prices. Transfers between Level 2 and Level 3 for power derivatives and between Level 1 and Level 3 for fuel oils were primarily caused by changes in availability of financial trades observable on electronic exchanges between the period ended March 31, 2013, and the previous reporting period ended December 31, 2012. Any reclassifications are reported as transfers out of Level 3 at the fair value measurement reported at the beginning of the period in which the changes occur. For the three months ended March 31, 2013, and 2012, there were no transfers between Level 1 and Level 2 related to derivative commodity contracts. The following table summarizes all transfers between fair value hierarchy levels related to derivative commodity contracts for the three months ended March 31, 2013, and 2012:

	2013	2012
Ameren - derivative commodity contracts:
Transfers into Level 3 / Transfers out of Level 1 - Fuel oils	$—	$2
Transfers out of Level 3 / Transfers into Level 2 - Natural gas	—	185
Transfers into Level 3 / Transfers out of Level 2 - Power	(2)	—
Transfers out of Level 3 / Transfers into Level 2 - Power	1	(1)
Net fair value of Level 3 transfers	$(1)	$186
Ameren Missouri - derivative commodity contracts:
Transfers into Level 3 / Transfers out of Level 1 - Fuel oils	$—	$2
Transfers out of Level 3 / Transfers into Level 2 - Natural gas	—	15
Transfers into Level 3 / Transfers out of Level 2 - Power	(2)	—
Transfers out of Level 3 / Transfers into Level 2 - Power	1	(1)
Net fair value of Level 3 transfers	$(1)	$16
Ameren Illinois - derivative commodity contracts:
Transfers out of Level 3 / Transfers into Level 2 - Natural gas	$—	$170
The Ameren Companies’ carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these instruments and are considered to be Level 1 in the fair value hierarchy. Ameren’s and Ameren Missouri’s carrying amounts of investments in debt securities related to the two CTs from the city of Bowling Green and Audrain County approximate fair value. These investments are classified as held-to-maturity. These investments are considered Level 2 in the fair value hierarchy as they are valued based on similar market transactions. Short-term borrowings for Ameren Missouri and Ameren Illinois also approximate fair value because of their short-term nature. Short-term borrowings are considered to be Level 2 in the fair value hierarchy as they are valued based on market rates for similar market transactions. The estimated fair value of long-term debt and preferred stock is based on the quoted market prices for same or similar issuances for companies with similar credit profiles or on the current rates offered to the Ameren Companies for similar financial instruments, which fair value measurement is considered Level 2 in the fair value hierarchy.
The following table presents the carrying amounts and estimated fair values of our long-term debt and capital lease obligations and preferred stock at March 31, 2013, and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Ameren:(a)(b)
Long-term debt and capital lease obligations (including current portion)	$6,158	$7,127	$6,157	$7,110
Preferred stock	142	124	142	123
Ameren Missouri:
Long-term debt and capital lease obligations (including current portion)	$4,006	$4,645	$4,006	$4,625
Preferred stock	80	74	80	73
Ameren Illinois:
Long-term debt (including current portion)	$1,727	$2,027	$1,727	$2,020
Preferred stock	62	50	62	49

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.

(b)	Preferred stock along with the noncontrolling interest of EEI is recorded in “Noncontrolling Interests” on the balance sheet.
NOTE 9 - RELATED PARTY TRANSACTIONS
Ameren and its subsidiaries have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of natural gas and power purchases and sales, services received or rendered, and borrowings and lendings.
Transactions between affiliates are reported as intercompany transactions on their financial statements, but are eliminated in consolidation for Ameren’s financial statements. For a discussion of our material related party agreements, see Note 14 - Related Party Transactions under Part II, Item 8, of the Form 10-K.

Put Option Agreement and Guaranty
On March 28, 2012, Genco entered into a put option agreement with AERG which gave Genco the option to sell to AERG all, but not less than all, of the Elgin, Gibson City, and Grand Tower gas-fired energy centers. The put option agreement required AERG to secure and maintain an Ameren guarantee of payment of contingent obligations under the agreement. Ameren provided such a guarantee on March 28, 2012.
On March 14, 2013, the put option agreement was novated and amended such that the rights and obligations of AERG under the agreement were assigned to and assumed by Medina Valley. The guarantee provided by Ameren was also modified to replace references to AERG with references to Medina Valley. The guarantee will remain in effect until either Medina Valley or

Ameren satisfies all of the payment obligations under the put option agreement, or until the put option agreement is terminated and no further payments are owed by Medina Valley to Genco. On March 14, 2013, Genco exercised the option under the amended put option agreement with Medina Valley and received an initial payment of $100 million for the pending sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, which is subject to FERC approval. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information.
Collateral Postings
Under the terms of the Illinois power procurement agreements entered into through a RFP process administered by the IPA, suppliers must post collateral under certain market conditions to protect Ameren Illinois in the event of nonperformance. The collateral postings are unilateral, meaning that only the suppliers would be required to post collateral. Therefore, Ameren Missouri and Marketing Company, as winning suppliers in the RFP process, may be required to post collateral. As of December 31, 2012, and March 31, 2013, there were no collateral postings required of Ameren Missouri or Marketing Company related to the Illinois power procurement agreements.
Marketing Company Sale of Trade Receivables to Ameren Illinois
In accordance with the Illinois Public Utilities Act, beginning in June 2012, Ameren Illinois is required to purchase alternative retail electric suppliers’ receivables relating to Ameren Illinois’ delivery service customers who elected to receive power supply from the alternative retail electric supplier. Marketing Company sells and Ameren Illinois purchases trade receivables relating to the power supply of residential customers using Marketing Company as their alternative retail electric supplier. Marketing Company has no continuing involvement with or control over the trade receivables after the sale is completed to Ameren Illinois, and neither company has any restrictions on the assets associated with these purchase and sale transactions. As of March 31, 2013, Ameren Illinois’ payable to Marketing Company for the purchase of trade receivables totaled $9 million. During the three months ended March 31, 2013, Ameren Illinois purchased $33 million of trade receivables from Marketing Company at a discount of less than $1 million. Marketing Company’s receivable from Ameren Illinois as well as Ameren Illinois’ payable to Marketing Company are eliminated in Ameren’s consolidated financial statements. After the New AER divestiture is complete, these transactions will no longer be eliminated in Ameren’s consolidated financial statements.
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
Upon the divestiture of New AER, subject to certain exceptions, the transaction agreement requires Ameren (parent) to maintain its financial obligations with respect to all credit support provided to New AER as of the closing date of such divestiture and provide such additional credit support as required by contracts entered into prior to the closing date, in each case for up to 24 months after the closing. IPH shall indemnify Ameren for any payments it makes pursuant to these credit support obligations. IPH's indemnification obligation will be secured by certain AERG and Genco assets. In addition, Dynegy has provided a limited guarantee of $25 million to Ameren (parent) pursuant to which Dynegy will, among other things, guarantee IPH's indemnification obligations for a period of up to 24 months after the closing (subject to certain exceptions). See Note 2 - Divestiture Transactions and Discontinued Operations.
At March 31, 2013, Ameren had a total of $269 million in guarantees outstanding, which included:

•
$158 million related to Ameren's Merchant Generation segment, primarily for Marketing Company as support for physically and financially settled power transactions with its counterparties. As of March 31, 2013, this amount does not represent an incremental consolidated Ameren obligation; rather, it represents Ameren parental guarantees of subsidiary obligations to third parties, which may include affiliates, in order to allow the subsidiaries the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Ameren's estimated exposure for obligations under transactions covered by these guarantees was $26 million at March 31, 2013, which represents the total amount Ameren (parent) could be required to fund based on March 31, 2013, market prices.

•
$33 million associated with the guarantee provided by Ameren for Medina Valley on March 14, 2013, relating to the amended put option agreement between Genco and Medina Valley. Genco exercised the put option in March 2013 and received an initial payment of $100 million. Genco advanced the initial payment amount it received into the non-state-regulated subsidiaries money pool.

•
$65 million provided to two clearing brokers acting as futures commission merchants for the clearing of certain power, natural gas, and fuels commodity transactions for AER. As of March 31, 2013, AER was transitioning from its existing futures commission merchant to a new futures commission merchant. As of May 1, 2013, following completion of this transition, only one guarantee for $25 million is required.

•	$13 million related to requirements for asset transactions, leasing, and other service agreements. At March 31, 2013, Ameren estimated it had no exposure to any of these guarantees.

Additionally, at March 31, 2013, Ameren had issued letters of credit totaling $37 million as credit support to certain subsidiaries.
Money Pools

See Note 4 - Short-term Debt and Liquidity for a discussion of affiliate borrowing arrangements.

The following table presents the impact on Ameren Missouri and Ameren Illinois of related party transactions for the three months ended March 31, 2013, and 2012. It is based primarily on the agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item 8, of the Form 10-K, and the money pool arrangements discussed in Note 4 - Short-term Debt and Liquidity of this report.

			Three Months ended March 31
Agreement	Income Statement Line Item		Ameren Missouri	Ameren Illinois
Ameren Missouri power supply	Operating Revenues	2013	$1	$ (a)
agreements with Ameren Illinois		2012	(b)	(a)
Ameren Missouri and Ameren Illinois	Operating Revenues	2013	5	(b)
rent and facility services		2012	5	(b)
Ameren Missouri and Genco gas	Operating Revenues	2013	(b)	(a)
transportation agreement		2012	(b)	(a)
Transmission services agreement	Operating Revenues	2013	(a)	6
with Marketing Company		2012	(a)	2
Total Operating Revenues		2013	$6	$6
		2012	5	2
Ameren Illinois power supply	Purchased Power	2013	$ (a)	$26
agreements with Marketing Company		2012	(a)	87
Ameren Illinois power supply	Purchased Power	2013	(a)	1
agreements with Ameren Missouri		2012	(a)	(b)
Total Purchased Power		2013	$ (a)	$27
		2012	(a)	87
Ameren Services support services	Other Operations and Maintenance	2013	$31	$25
agreement		2012	28	23
Insurance premiums(c)	Other Operations and Maintenance	2013	(b)	(a)
		2012	(b)	(a)
Total Other Operations and		2013	$31	$25
Maintenance Expenses		2012	28	23
Money pool borrowings (advances)	Interest Charges	2013	$ (b)	$ (b)
		2012	—	(b)

(a)	Not applicable.

(b)	Amount less than $1 million.

(c)	Represents insurance premiums paid to Missouri Energy Risk Assurance Company, an affiliate for replacement power, property damage and terrorism coverage.
NOTE 10 - COMMITMENTS AND CONTINGENCIES
We are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions, and governmental agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in the notes to our financial statements in this report and in our Form 10-K, will not have a material adverse effect on our results of operations, financial position, or liquidity.
Reference is made to Note 1 - Summary of Significant Accounting Policies, Note 2 - Rate and Regulatory Matters, Note 14 - Related Party Transactions, and Note 15 - Commitments and Contingencies under Part II, Item 8, of the Form 10-K. See also Note 1 - Summary of Significant Accounting Policies, Note 2 - Divestiture Transactions and Discontinued Operations, Note 3 - Rate and Regulatory Matters, Note 9 - Related Party Transactions and Note 11 - Callaway Energy Center in this report.
Callaway Energy Center
The following table presents insurance coverage at Ameren Missouri’s Callaway energy center at March 31, 2013. The property coverage and the nuclear liability coverage must be renewed on April 1 and January 1, respectively, of each year.

Type and Source of Coverage	Maximum Coverages		Maximum Assessments for Single Incidents
Public liability and nuclear worker liability:
American Nuclear Insurers	$375		$—
Pool participation	12,219	(a)	118	(b)
	$12,594	(c)	$118
Property damage:
Nuclear Electric Insurance Ltd.	$2,750	(d)	$23
Replacement power:
Nuclear Electric Insurance Ltd.	$490	(e)	$9
Missouri Energy Risk Assurance Company	$64	(f)	$—

(a)	Provided through mandatory participation in an industry-wide retrospective premium assessment program.

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

(d)
First layer of coverage provides for $500 million in property damage, decontamination, premature decommissioning, and the second layer of coverage provides excess property insurance up to $2.25 billion for losses in excess of the $500 million primary coverage. Effective April 1, 2013, a $1.5 billion sub-limit was established for non-nuclear events.

(e)
Provides the replacement power cost insurance in the event of a prolonged accidental outage at our nuclear energy center. Weekly indemnity up to $4.5 million for 52 weeks, which commences after the first eight weeks of an outage, plus up to $3.6 million per week for a minimum of 71 weeks thereafter for a total not exceeding the policy limit of $490 million. Effective April 1, 2013, non-nuclear events are sub-limited to $327.6 million.

(f)
Provides the replacement power cost insurance in the event of a prolonged accidental outage at our nuclear energy center. The coverage commences after the first 52 weeks of insurance coverage from Nuclear Electric Insurance Ltd. and is for a weekly indemnity up to $900,000 for 71 weeks in excess of the $3.6 million per week set forth above. Missouri Energy Risk Assurance Company LLC is an affiliate and has reinsured this coverage with third-party insurance companies. See Note 9 - Related Party Transactions for more information on this affiliate transaction.

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
At March 31, 2013, total other obligations related to the procurement of coal, natural gas, nuclear fuel, purchased power, methane gas, and equipment and meter reading services, among other agreements, at Ameren, Ameren Missouri and Ameren Illinois were $7,515 million, $5,151 million, and $2,316 million, respectively. Total unrecognized tax benefits at March 31, 2013, which were not included in the previous totals, for Ameren, Ameren Missouri and Ameren Illinois were $190 million, $126 million, and $4 million, respectively.

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

In addition to existing laws and regulations, including the Illinois MPS that applies to AER's coal-fired energy centers in Illinois, the EPA is developing environmental regulations that will have a significant impact on the electric utility industry. These regulations could be particularly burdensome for certain companies, including Ameren, Ameren Missouri, and AER, that operate coal-fired energy centers. Significant new rules proposed or promulgated since the beginning of 2010 include the regulation of greenhouse gas emissions; revised national ambient air quality standards for fine particulates, SO2, and NOx emissions; the CSAPR, which would have required further reductions of SO2 emissions and NOx emissions from energy centers; a regulation governing management of CCR and coal ash impoundments; the MATS, which require reduction of emissions of mercury, toxic metals, and acid gases from energy centers; revised NSPS for particulate matter, SO2, and NOx emissions from new sources; new effluent standards applicable to discharges from steam-electric generating units; and new regulations under the Clean Water Act that could require significant capital expenditures such as new water intake structures or cooling towers at our energy centers. The EPA has proposed CO2 limits for new coal-fired and natural gas-fired combined cycle units and is expected to propose limits for existing units in the future. These new and proposed regulations, if adopted, may be challenged through litigation, so their ultimate implementation as well as the timing of any such implementation is uncertain, as evidenced by the CSAPR being vacated and remanded back to the EPA by the United States Court of Appeals for the District of Columbia in August 2012. Although many details of these future regulations are unknown, the combined effects of the new and proposed environmental regulations may result in significant capital expenditures and/or increased operating costs over the next five to ten years for Ameren, Ameren Missouri and AER. Compliance with these environmental laws and regulations could be prohibitively expensive. If they are, these regulations could require us to close or to significantly alter the operation of our energy centers, which could have an adverse effect on our results of operations, financial position, and liquidity, including the impairment of long-lived assets. Failure to comply with environmental laws and regulations might also result in the imposition of fines, penalties, and injunctive measures.
The estimates in the tables below contain all of the known capital costs to comply with existing environmental regulations, including the CAIR, and our assessment of the potential impacts of the EPA's proposed regulation for CCR and the MATS as of March 31, 2013. In addition, the estimates assume that CCR will continue to be regarded as nonhazardous. The estimates do not include the impacts of regulations proposed by the EPA under the Clean Water Act in March 2011 regarding cooling water intake structures or the impact of the effluent standards applicable to steam-electric generating units that the EPA proposed in April 2013 as our evaluation of those impacts is ongoing. The estimates shown in the tables below could change significantly depending upon a variety of factors including:

•	Ameren’s exit from the Merchant Generation business;

•	additional or modified federal or state requirements;

•	further regulation of greenhouse gas emissions;

•	revisions to CAIR or reinstatement of CSAPR;

•	new national ambient air quality standards or changes to existing standards for ozone, fine particulates, SO2, and NOx emissions;

•	additional or new rules governing air pollutant transport;

•	regulations under the Clean Water Act regarding cooling water intake structures or effluent standards;

•	finalized regulations classifying CCR as being hazardous or imposing additional requirements on the management of CCR;

•	new limitations or standards under the Clean Water Act applicable to discharges from steam-electric generating units;

•	new technology;

•	expected power prices;

•	variations in costs of material or labor; and

•	alternative compliance strategies or investment decisions.
Continuing Operations:

	2013	2014 - 2017			2018 - 2022			Total
AMO(a)	$105	$215	-	$260	$795	-	$975	$1,115	-	$1,340

(a)	Ameren Missouri’s expenditures are expected to be recoverable from ratepayers.
Discontinued Operations:

	2013	2014 - 2017			2018 - 2022			Total
Genco(a)	30	100	-	125	220	-	270	350	-	425
AERG	5	20	-	25	20	-	25	45	-	55
Total(b)	$35	$120	-	$150	$240	-	$295	$395	-	$480

(a)	Includes estimated costs of approximately $20 million annually, excluding capitalized interest, from 2013 through 2017 for construction of two Newton energy center scrubbers.

(b)	Assumes the Merchant Generation facilities are owned by Ameren.
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
In December 2008, the United States Court of Appeals for the District of Columbia Circuit remanded the CAIR to the EPA for further action to remedy the rule's flaws, but allowed the CAIR's cap-and-trade programs to remain effective until they are replaced by the EPA. In July 2011, the EPA issued the CSAPR as the CAIR replacement. On December 30, 2011, the United States Court of Appeals for the District of Columbia Circuit issued a stay of the CSAPR. In August 2012, the United States Court of Appeals for the District of Columbia Circuit issued a ruling that vacated the CSAPR in its entirety, finding that the EPA exceeded its authority in imposing the CSAPR's emission limits on states. In January 2013, the full Court of Appeals for the District of Columbia Circuit denied the EPA's request for rehearing. In March 2013, the EPA and certain environmental groups filed an appeal of the Circuit Court’s remand of CSAPR to the Supreme Court. The EPA will continue to administer the CAIR until a new rule is ultimately adopted or the decision to vacate the CSAPR is overturned by the United States Supreme Court.
In December 2011, the EPA issued the MATS under the Clean Air Act, which require emission reductions for mercury and other hazardous air pollutants, such as acid gases, toxic metals, and particulate matter by setting emission limits equal to the average emissions of the best performing 12% of existing coal and oil-fired electric generating units. Also, the standards require reductions in hydrogen chloride emissions, which were not regulated previously, and for the first time require continuous monitoring systems for hydrogen chloride, mercury and particulate matter that are not currently in place. The MATS do not require a specific control technology to achieve the emission reductions. The MATS will apply to each unit at a coal-fired power plant; however in certain cases, emission compliance can be achieved by averaging emissions from similar electric generating units at the same power plant. Compliance is required by April 2015 or, with a case-by-case extension, by April 2016. Ameren Missouri's Labadie and Meramec energy centers requested and were granted extensions to comply with the MATS by April 2016.
Separately, in December 2012, the EPA issued a final rule that made the national ambient air quality standard for fine particulate matter more stringent. States must develop control measures designed to reduce the emission of fine particulate matter below required levels to achieve compliance with the new standard. Such measures may or may not apply to energy centers but could require reductions in SO2 and NOx emissions. Compliance with the rule is required by 2020, or 2025 if an extension of time to achieve compliance is granted. Ameren Missouri and AER are currently evaluating the new standard while the states of Missouri and Illinois develop their attainment plans.
In September 2011, the EPA announced that it was implementing the 2008 national ambient air quality standards for ozone. The EPA is required to revisit these standards for ozones again in 2013. The states of Illinois and Missouri will be required to develop attainment plans to comply with the 2008 ambient air quality standards for ozone, which could result in additional emission control requirements for power plants by 2020. Ameren, Ameren Missouri and AER continue to assess the impacts of these new standards.
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

•
A requirement for AER to refrain from operating the Meredosia and Hutsonville energy centers through December 31, 2020; however, this restriction does not impact Genco's ability, or Ameren’s ability after the divestiture of New AER occurs, to make the Meredosia energy center available for any parties that may be interested in repowering one of its units to create an oxy-fuel combustion coal-fired energy center designed for permanent carbon dioxide capture and storage.

As a condition to IPH’s obligation to complete the acquisition of New AER, the Illinois Pollution Control Board must approve the transfer to IPH of AER’s variance related to the Illinois MPS. AER and Dynegy filed a transfer request with the Illinois Pollution Control Board on May 2, 2013. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information regarding Ameren’s divestiture of AER.
Under the MPS, AER is required to reduce mercury, NOx and SO2 emissions with declining limits starting in 2009 for mercury and in 2010 for NOx and SO2.. The final NOx limit became effective in 2012. The final mercury limit will become effective in 2015 and the final SO2 limit will become effective by the end of 2019. The Illinois Pollution Control Board's September 2012 variance gives AER additional time for economic recovery and related power price improvements necessary to support scrubber installations and other pollution controls at some of AER's energy centers. To comply with the MPS and other air emissions laws and regulations, AER is installing equipment designed to reduce its emissions of mercury, NOx, and SO2. AER has installed three scrubbers at two energy centers. Two additional scrubbers are being constructed at the Newton energy center. AER will continue to review and adjust its compliance plans in light of evolving outlooks for power and capacity prices, delivered fuel costs, emission standards required under environmental laws and regulations, and compliance technologies, among other factors.
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
Global Climate Change
State and federal authorities, including the United States Congress, have considered initiatives to limit greenhouse gas emissions and to address global climate change. Potential impacts from any climate change legislation or regulation could vary, depending upon proposed CO2 emission limits, the timing of implementation of those limits, the method of distributing any allowances, the degree to which offsets are allowed and available, and provisions for cost-containment measures, such as a “safety valve” provision that provides a maximum price for emission allowances. As a result of our fuel portfolio, our emissions of greenhouse gases vary among our energy centers, but coal-fired power plants are significant sources of CO2. The enactment of a climate change law could result in a significant rise in rates for electricity and thereby household costs. The burden could fall particularly hard on electricity consumers and upon the economy in the Midwest because of the region's reliance on electricity generated by coal-fired power plants. Natural gas emits about half as much CO2 as coal when burned to produce electricity. Therefore, climate change regulations could cause the conversion of coal-fired power plants to natural gas, or the construction of new natural gas plants to replace coal-fired power plants. As a result, economy wide shifts to natural gas as a fuel source for electricity generation also could affect the cost of heating for our utility customers and many industrial processes that use natural gas.
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
Recognizing the difficulties presented by regulating at once virtually all emitters of greenhouse gases, the EPA issued the “Tailoring Rule,” which established new higher emission thresholds beginning in January 2011, for regulating greenhouse gas emissions from stationary sources, such as power plants. The rule requires any source that already has an operating permit to have greenhouse-gas-specific provisions added to its permits upon renewal. Currently, all Ameren energy centers have operating permits that, when renewed, may be modified to address greenhouse gas emissions. The Tailoring Rule also provides that if projects performed at major sources result in an increase in emissions of greenhouse gases over an applicable annual threshold, such projects could trigger permitting requirements under the NSR programs and the application of best available control technology, if any, to address greenhouse gas emissions. New major sources are also required to obtain such a permit and to install the best available control technology if their greenhouse gas emissions exceed the applicable emissions threshold. The extent to which the Tailoring Rule could have a material impact on our energy centers depends upon how state agencies apply the EPA's guidelines as to what constitutes the best available control technology for greenhouse gas emissions from power plants and whether physical changes or changes in operations subject to the rule occur at our energy centers. In June 2012, the United States Court of Appeals for the District of Columbia Circuit upheld the Tailoring Rule. Industry groups and a coalition of states filed petitions in April 2013 requesting that the United States Supreme Court review the circuit court’s decision upholding the Tailoring Rule.
Separately, in March 2012, the EPA issued the proposed Carbon Pollution Standard for New Power Plants. This proposed NSPS for greenhouse gas emissions would apply only to new fossil-fuel fired electric energy centers and therefore does not affect any of the Ameren, Ameren Missouri or AER existing energy centers. Ameren anticipates this proposed rule, if enacted, could make the construction of new coal-fired energy centers in the United States prohibitively expensive. A final rule is expected in 2013. Any federal climate change legislation that is enacted may preempt the EPA's regulation of greenhouse gas emissions, including the Tailoring Rule and the Carbon Pollution Standard for New Power Plants.
Future federal and state legislation or regulations that mandate limits on the emission of greenhouse gases would likely result in significant increases in capital expenditures and operating costs, which, in turn, could lead to increased liquidity needs and higher financing costs. Moreover, to the extent Ameren Missouri requests recovery of these costs through rates, its regulators might delay or deny timely recovery of these costs. Excessive costs to comply with future legislation or regulations might force Ameren, Ameren Missouri and AER, as well as other similarly situated electric power generators, to close some coal-fired facilities earlier than planned, which could lead to possible impairment of assets and reduced revenues. As a result, mandatory limits could have a material adverse impact on Ameren's and Ameren Missouri's results of operations, financial position, and liquidity.
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
Following the issuance of a Notice of Violation, in January 2011, the Department of Justice on behalf of the EPA filed a complaint against Ameren Missouri in the United States District Court for the Eastern District of Missouri. The EPA's complaint alleges that in performing projects at its Rush Island coal-fired energy center, Ameren Missouri violated provisions of the Clean Air Act and Missouri law. In January 2012, the United States District Court granted, in part, Ameren Missouri's motion to dismiss various aspects of the EPA's penalty claims. The EPA's claims for injunctive relief, including the requirement to install pollution control equipment, remain. Litigation of this matter could take many years to resolve. Ameren Missouri believes its defenses to the allegations described in the complaint as well as the Notices of Violation are meritorious. Ameren Missouri will defend itself vigorously. However, there can be no assurances that it will be successful in its efforts.
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
Clean Water Act
In March 2011, the EPA announced a proposed rule applicable to cooling water intake structures at existing power plants that have the ability to withdraw more than 2 million gallons of water per day from a body of water and use at least 25% of that water exclusively for cooling. Under the proposed rule, affected facilities would be required either to meet mortality limits for aquatic life impinged on the plant's intake screens or to reduce intake velocity to a specified level. The proposed rule also requires existing power plants to meet site-specific entrainment standards or to reduce the cooling water intake flow commensurate with the intake flow of a closed-cycle cooling system. The final rule is scheduled to be issued in June 2013, with compliance expected within eight years thereafter. All coal-fired, nuclear, and combined cycle energy centers at Ameren, Ameren Missouri and AER with cooling water systems are subject to this proposed rule. The proposed rule did not mandate cooling towers at existing facilities, as other technology options potentially could meet the site-specific standards. Ameren, Ameren Missouri and AER are currently evaluating the proposed rule, and their assessment of the proposed rule's impacts is ongoing. Therefore, we cannot predict at this time the capital or operating costs associated with compliance. The proposed rule, if adopted, could have an adverse effect on our results of operations, financial position, and liquidity if its implementation requires the installation of cooling towers at our energy centers.
In April 2013, the EPA announced its proposal to revise the effluent limitation guidelines applicable to steam electric generating units under the Clean Water Act. Effluent limitation guidelines are national standards for wastewater discharges to surface water that are based on the effectiveness of available control technology. The proposed revision targets wastewater streams associated with fluegas desulfurization (i.e. scrubbers), fly ash, bottom ash, fluegas mercury control, CCR leachate from landfills and impoundments, nonchemical metal cleaning and gassification of fuels. The EPA’s proposal identifies several alternatives for addressing these waste streams, including best management practices for CCR impoundments.The EPA’s proposed rule raised several compliance options that would prohibit effluent discharges of certain, but not all, waste streams and impose more stringent limitations on certain components in wastewater discharges from power plants. If enacted as proposed, Ameren Missouri and AER would be subject to the revised limitations beginning July 1, 2017, but no later than July 1, 2022. We are reviewing the proposed rule and evaluating its potential impact on our operations if enacted as proposed. The EPA expects to finalize the rule in 2014.
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
As part of the transfer of generation assets by our rate-regulated utility operations in Illinois to Genco in May 2000 and to AERG in October 2003, Ameren Illinois’ predecessor companies contractually agreed to indemnify Genco and AERG for claims relating to pre-existing environmental conditions at the transferred sites. The plant transfer agreements between both Genco and Ameren Illinois and AERG and Ameren Illinois will be amended as part of the transaction agreement for Ameren to divest New AER to IPH. The agreements will specify that all environmental liabilities associated with the Meredosia and Hutsonville energy centers will be assumed by Medina Valley. The agreements will also specify that all environmental liabilities associated with Genco’s Newton and Coffeen energy centers and AERG’s E.D. Edwards and Duck Creek energy centers will no longer be indemnified by Ameren Illinois. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information regarding Ameren’s divestiture of New AER.
As of March 31, 2013, Ameren Illinois owned or was otherwise responsible for 44 former MGP sites in Illinois. These are in various stages of investigation, evaluation, remediation and closure. Based on current estimated plans, Ameren Illinois could substantially conclude remediation efforts at most of these sites by 2018. The ICC permits Ameren Illinois to recover remediation and litigation costs associated with its former MGP sites from its electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently and properly incurred. Costs are subject to annual review by the ICC.
As of March 31, 2013, Ameren Missouri has one remaining former MGP site for which remediation is scheduled. Remediation is complete at the other Ameren Missouri former

MGP sites. Ameren Missouri does not currently have a rate rider mechanism that permits it to recover from utility customers remediation costs associated with MGP sites from utility customers.

The following table presents, as of March 31, 2013, the estimated probable obligation to remediate these former MGP sites.

	Estimate		Recorded Liability(a)
	Low	High
Ameren	$259	$342	$259
Ameren Missouri	5	6	5
Ameren Illinois	254	336	254

(a)	Recorded liability represents the estimated minimum probable obligations, as no other amount within the range provided a better estimate.
The scope and extent to which these former MGP sites are remediated may increase as remediation efforts continue. Considerable uncertainty remains in these estimates as many factors can influence the ultimate actual costs, including site specific unanticipated underground structures, the degree to which groundwater is encountered, regulatory changes, local ordinances and site accessibility. The actual costs may vary substantially from these estimates.
Ameren Illinois utilized an off-site landfill, which Ameren Illinois did not own, in connection with its operation of the Coffeen energy center prior to the formation of Genco. While not currently mandated, Ameren Illinois may be required to perform certain remediation activities associated with that landfill. As of March 31, 2013, Ameren Illinois estimated the obligation related to the cleanup at $0.5 million to $6 million. Ameren Illinois recorded a liability of $0.5 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate. Ameren Illinois is also responsible for the cleanup of a landfill, underground storage tanks, and a water treatment plant in Illinois. As of March 31, 2013, Ameren Illinois recorded a liability of $0.8 million to represent its estimate of the obligation for these sites.
Ameren Missouri has responsibility for the investigation and potential cleanup of two waste sites in Missouri as a result of federal agency mandates. One of the cleanup sites is a former coal tar distillery located in St. Louis, Missouri. In 2008, the EPA issued an administrative order to Ameren Missouri pertaining to this distillery operated by Koppers Company or its predecessor and successor companies. Ameren Missouri is the current owner of the site, but Ameren Missouri did not conduct any of the manufacturing operations involving coal tar or its byproducts. Ameren Missouri, along with two other PRPs, is currently performing a site investigation. As of March 31, 2013, Ameren Missouri estimated its obligation at $2 million to $5 million. Ameren Missouri recorded a liability of $2 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate. Ameren Missouri's other active federal agency-mandated cleanup site in Missouri is a site in Cape Girardeau. Ameren Missouri was a customer of an electrical equipment repair and disposal company that previously operated a facility at this site. A trust was established in the early 1990s by several businesses and governmental agencies to fund the cleanup of this site, which was completed in 2005. Ameren Missouri anticipates that this trust fund will be sufficient to complete the remaining adjacent off-site cleanup and it therefore has no recorded liability at March 31, 2013, for this site.
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
The Sauget Area 2 investigations overseen by the EPA have been completed. The results have been submitted to the EPA, and a record of decision is expected in 2013. Once the EPA has selected a remedy, if any, it would begin negotiations with various PRPs regarding implementation. Over the last several years, numerous other parties have joined the PRP group. In addition, Pharmacia Corporation and Monsanto Company have agreed to assume the liabilities related to Solutia's former chemical waste landfill in Sauget Area 2. As of March 31, 2013, Ameren Missouri estimated its obligation related to Sauget Area 2 at $0.3 million to $10 million. Ameren Missouri recorded a liability of $0.3 million to represent its estimated minimum obligation, as no other amount within the range was a better estimate.
In December 2012, Ameren Missouri signed an administrative order with the EPA and agreed to investigate soil and groundwater conditions at an Ameren Missouri owned substation in St. Charles, Missouri. As of March 31, 2013, Ameren Missouri estimated the obligation related to the cleanup at $1.7 million to $4.5 million. Ameren Missouri recorded a liability of $1.7 million to represent its estimated minimum obligation for this site, as no other amount within the range was a better estimate.
Our operations or those of our predecessor companies involve the use of, disposal of, and in appropriate circumstances, the cleanup of substances regulated under environmental laws. We are unable to determine whether such practices will result in future environmental commitments or will affect our results of operations, financial position, or liquidity.
Ash Management
There has been activity at both state and federal levels regarding additional regulation of ash pond facilities and CCR. In May 2010, the EPA announced proposed new regulations regarding the regulatory framework for the management and disposal of CCR, which could affect future disposal and handling costs at our energy centers. Those proposed regulations include two options for managing CCRs under either solid or hazardous waste regulations, but either alternative would allow for some continued beneficial uses, such as recycling of CCR without classifying it as waste. As part of its proposal, the EPA is considering alternative regulatory approaches that require coal-fired power plants either to close surface impoundments, such as ash ponds, or to retrofit such facilities with liners. Existing impoundments and landfills used for the disposal of CCR would be subject to groundwater monitoring requirements and requirements related to closure and postclosure care under the proposed regulations. The EPA announced that its April 2013 proposed revisions to the effluent limitations applicable to steam electric generating units would apply to ash pond and CCR management and intended to align this proposal with the CCR rules proposed in May 2010. Additionally, in January 2010, the EPA announced its intent to develop regulations establishing financial responsibility requirements for the electric generation industry, among other industries, and it specifically discussed CCR as a reason for developing the new requirements. Ameren, Ameren Missouri and AER are currently evaluating all of the proposed regulations to determine whether current management of CCR, including beneficial reuse, and the use of the ash ponds should be altered. Ameren, Ameren Missouri and AER also are evaluating the potential costs associated with compliance with the proposed regulation of CCR impoundments and landfills, which could be material, if such regulations are adopted.
The Illinois EPA has issued violation notices with respect to groundwater conditions existing at Genco’s ash pond systems. In April 2013, AER filed a proposed rulemaking with the Illinois Pollution Control Board which, if approved, would provide for the systematic and eventual closure of ash ponds. The rulemaking process could take up to two years to complete. Genco and AERG changed their ARO fair value estimates relating to their ash ponds to revise their expected retirement dates.
Pumped-storage Hydroelectric Facility Breach
In December 2005, there was a breach of the upper reservoir at Ameren Missouri's Taum Sauk pumped-storage hydroelectric energy center. This resulted in significant flooding in the local area, which damaged a state park. The rebuilt Taum Sauk energy center became fully operational in April 2010.
Ameren Missouri had liability insurance coverage for the Taum Sauk incident, subject to certain limits and deductibles. As of March 31, 2013, Ameren Missouri had an insurance receivable balance of $68 million. Ameren Missouri's results of operations, financial position and liquidity could be adversely affected if its remaining liability insurance claims are not paid by insurers.
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
Separately, in April 2012, Ameren Missouri sued a second insurance company that was providing Ameren Missouri with liability coverage on the date of the Taum Sauk incident. In the April 2012 litigation, Ameren Missouri claimed the insurance company breached its duty to indemnify Ameren Missouri for the losses resulting from the incident. In an April 2013 ruling, the United States Court of Appeals for the Eighth Circuit affirmed the denial by the United States District Court for the Eastern District of Missouri of the insurer's motion to require arbitration.
Asbestos-related Litigation
Ameren, Ameren Missouri, and Ameren Illinois have been named, along with numerous other parties, in a number of lawsuits filed by plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The total number of defendants named in each case varies with the average number of parties being 80 as of March 31, 2013. Each lawsuit seeks unspecified damages that, if awarded at trial, typically would be shared among the various defendants.
The claims filed against Ameren, Ameren Missouri and Ameren Illinois allege injury from asbestos exposure during the plaintiffs' activities at our present or former energy centers.
Former CIPS energy centers are now owned by Genco, and former CILCO energy centers are now owned by AERG. As a condition to transferring ownership of the CIPS and CILCO energy centers, CIPS and CILCO, now Ameren Illinois, contractually agreed to indemnify Genco and AERG, respectively, for liabilities associated with asbestos-related claims arising or existing from activities prior to the transfer. The plant transfer agreement between Genco and Ameren Illinois and the plant transfer agreement between AERG and Ameren Illinois each will be amended pursuant to the transaction agreement in which Ameren agrees to divest New AER to IPH. The amended plant transfer agreements will provide that Ameren Illinois will continue to retain asbestos exposure related liabilities for claims arising or existing from activities prior to the transfer of the ownership of the CIPS and CILCO energy centers to Genco and AERG. IPH will be responsible for any asbestos-related claims arising from activities that occur after it takes ownership of New AER. Any asbestos-related claims arising solely from activities post transfer of the energy centers from CIPS and CILCO to Genco and AERG, respectively, but prior to IPH taking ownership of New AER, of which there are currently none, will be retained by Ameren. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information regarding Ameren's divestiture of AER.
The following table presents the pending asbestos-related lawsuits filed against the Ameren Companies as of March 31, 2013:

Ameren	Ameren Missouri	Ameren Illinois	Total(a)
3	66	81	103

(a)	Total does not equal the sum of the subsidiary unit lawsuits because some of the lawsuits name multiple Ameren entities as defendants.
At March 31, 2013, Ameren, Ameren Missouri and Ameren Illinois had liabilities of $19 million, $8 million, and $11 million, respectively, recorded to represent their best estimate of their obligations related to asbestos claims.
Ameren Illinois has a tariff rider to recover the costs of asbestos-related litigation claims, subject to the following terms: 90% of cash expenditures in excess of the amount included in base electric rates are to be recovered from a trust fund that was established when Ameren acquired IP. At March 31, 2013, the trust fund balance was $23 million, including accumulated interest. If cash expenditures are less than the amount in base rates, Ameren Illinois will contribute 90% of the difference to the trust fund. Once the trust fund is depleted, 90% of allowed cash expenditures in excess of base rates will be recovered through charges assessed to customers under the tariff rider. Following the Ameren Illinois Merger, this rider is applicable only for claims that occurred within IP’s historical service territory. Similarly, the rider will permit recovery only from customers within IP’s historical service territory.
Ameren Illinois Municipal Taxes
Ameren Illinois received tax liability notices from the city of O'Fallon, Illinois relating to prior-period electric and natural gas municipal taxes. The city alleges that Ameren Illinois failed to collect prior-period taxes from more than 2,100 local resident addresses primarily in newly annexed areas for the period 2005 through 2010. Ameren Illinois is challenging the city's position on this matter. Ameren Illinois believes its defenses to the notices of tax liability are meritorious and will defend itself vigorously. As of March 31, 2013, Ameren Illinois did not believe it was probable that the city of O'Fallon would prevail and therefore has not recorded a charge to earnings for a loss contingency related to this matter.  Should Ameren Illinois ultimately be found liable for these prior-period municipal taxes, the amount is estimated between $2 million and $4 million, including interest and penalties. In addition, at the end of 2012, the city of O'Fallon and six other cities issued tax liability notices alleging that Ameren Illinois failed to collect prior-period taxes from certain local resident addresses. At this time, it is premature in Ameren Illinois' review of the additional notices received at the end of 2012 to reasonably estimate any likelihood of loss.
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
Ameren will retain responsibility for this contingent liability after the divestiture of New AER is completed.
Medina Valley Asset Sale
In February 2012, Ameren completed the sale of the Medina Valley energy center’s net property and plant for cash proceeds of $16 million and an additional $1 million to be paid at the two-year anniversary date of the sale if all terms of the sale agreement were met. Ameren recognized a $10 million pretax gain from this sale. In October 2012, the buyer of the Medina Valley energy center asserted that AER has not met all the terms of the sale agreement. During the first quarter of 2013, Ameren concluded it was no longer probable it will receive the additional $1 million associated with this sale and therefore expensed the receivable amount.
NOTE 11 - CALLAWAY ENERGY CENTER
Under the NWPA, the DOE is responsible for disposing of spent nuclear fuel from the Callaway energy center and other commercial nuclear energy centers. Under the NWPA, Ameren and other companies that own and operate those energy centers are responsible for paying the disposal costs. The NWPA established the fee that these companies pay the federal government for disposing of the spent nuclear fuel at one mill, or one-tenth of one cent, for each kilowatthour generated by those plants and sold. The NWPA also requires the DOE to review the nuclear waste fee against the cost of the nuclear waste disposal program and to propose to the United States Congress any fee adjustment necessary to offset the costs of the program. As required by the NWPA, Ameren and other companies have entered into standard contracts with the federal government. The government, represented by the DOE, is responsible for implementing these provisions of the NWPA. Consistent with the NWPA and its standard contract, Ameren Missouri collects one mill from its electric customers for each kilowatthour of electricity that it generates and sells from its Callaway energy center.
Both the NWPA and the standard contract stated that the federal government would begin to dispose of spent nuclear fuel by 1998, however, no federal storage facility currently exists. Ameren Missouri has sufficient installed capacity at its Callaway energy center to store the spent nuclear fuel generated at Callaway through 2020 and has the capability for additional storage capacity for spent nuclear fuel generated through the end of the energy center’s current licensed life.
Until January 2009, the DOE program provided for spent nuclear fuel disposal to take place at a geologic repository to be constructed at Yucca Mountain, Nevada. In January 2009, the federal government announced that a repository at Yucca Mountain was unworkable and took steps to terminate the Yucca Mountain program, while acknowledging the federal government’s continuing obligation to dispose of companies’ spent nuclear fuel. In January 2012, an advisory commission established by the DOE issued its report of recommendations for the storage and disposal of spent nuclear fuel. The recommendations covered topics such as the approach to siting future nuclear waste management facilities, the transport and storage of spent fuel and high-level waste, options for waste disposal, institutional arrangements for managing spent nuclear fuel and high-level wastes, and changes needed in the handling of nuclear waste fees and of the Nuclear Waste Fund.
In January 2013, the DOE issued its plan for the management and disposal of spent nuclear fuel in response to the recommendation contained in the advisory commission's report. The DOE's plan calls for a pilot interim storage facility to begin operation with an initial focus on accepting spent nuclear fuel from shutdown reactor sites by 2021. By 2025, a larger interim storage facility would be available and would be co-located with the pilot facility. The plan also proposes to site a permanent geological repository to begin operation by 2048. The DOE's delay in carrying out its obligation to dispose of spent nuclear fuel from the Callaway energy center is not expected to adversely affect the continued operation of the energy center.
As a result of DOE's failure to begin to dispose of the spent nuclear fuel from nuclear energy centers and fulfill its contractual obligations, Ameren Missouri and other nuclear energy center owners have sued the DOE to recover costs incurred for ongoing storage of their spent fuel. Ameren Missouri filed a breach of contract lawsuit to recover costs that it incurred through 2009. This amount included the cost of reracking the Callaway energy center’s spent fuel pool, as well as certain NRC fees, and Missouri ad valorem taxes that Ameren Missouri would not have incurred had DOE performed its contractual obligations. In June 2011, the parties reached a settlement that included an annual reimbursement of Ameren Missouri’s spent fuel storage and related costs through at least 2013. In March 2013, Ameren Missouri submitted its 2012 costs to the DOE for reimbursement under the settlement agreement. Ameren Missouri expects to receive the 2012 cost reimbursement of $6 million during the third quarter of 2013.

In December 2011, Ameren Missouri filed a license extension application with the NRC to extend its Callaway energy center's operating license from 2024 to 2044. There is no deadline by which the NRC must act on this application. Among the rules that the NRC has historically relied upon in approving license extensions are rules dealing with the storage of spent nuclear fuel at the reactor site and with the NRC's confidence that permanent disposal of spent nuclear fuel will be available when needed. In a June 2012 decision, the United States Court of Appeals for the District of Columbia Circuit vacated these rules and remanded the case to the NRC, holding that the NRC's obligations under the National Environmental Policy Act required a more thorough environmental analysis in support of the NRC's waste confidence decision. In June 2012, a number of groups petitioned the NRC to suspend final licensing decisions in certain NRC licensing proceedings, including the Callaway energy center license extension, until the NRC completed its proceedings on the vacated rules. In August 2012, the NRC stated that it would not issue licenses dependent on the vacated rules until it appropriately addressed the court's remand. In September 2012, the NRC directed its staff to issue, within two years, a generic environmental impact statement and a final rule to address the court's ruling. The NRC also stated that a site-specific analysis of these issues could be conducted in rare circumstances. If the Callaway energy center's license is extended, additional spent fuel storage will be required. Ameren Missouri plans to install a dry spent fuel storage facility at its Callaway energy center and intends to begin transferring spent fuel assemblies to this facility by 2016.
Electric utility rates charged to customers provide for the recovery of the Callaway energy center's decommissioning costs, which include decontamination, dismantling, and site restoration costs, over an assumed 40-year life of the nuclear center, ending with the expiration of the energy center's current operating license in 2024. It is assumed that the Callaway energy center site will be decommissioned through the immediate dismantlement method and removed from service. Ameren and Ameren Missouri have recorded an ARO for the Callaway energy center decommissioning costs at fair value, which represents the present value of estimated future cash outflows. Decommissioning costs are included in the costs of service used to establish electric rates for Ameren Missouri's customers. These costs amounted to $7 million in each of the years 2012, 2011, and 2010. Every three years, the MoPSC requires Ameren Missouri to file an updated cost study and funding analysis for decommissioning its Callaway energy center. Electric rates may be adjusted at such times to reflect changed estimates. If Ameren Missouri's operating license extension application is approved by the NRC, a revised funding analysis will be prepared and the rates charged to customers will be adjusted accordingly to reflect the operating license extension at the time of the next triennial cost study and funding analysis is approved by the MoPSC. Amounts collected from customers are deposited in an external trust fund to provide for the Callaway energy center's decommissioning. If the assumed return on trust assets is not earned, we believe that it is probable that any such earnings deficiency will be recovered in rates. The fair value of the nuclear decommissioning trust fund for Ameren Missouri's Callaway energy center is reported as "Nuclear decommissioning trust fund" in Ameren's and Ameren Missouri's balance sheets. This amount is legally restricted and may be used only to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund, with an offsetting adjustment to the related regulatory liability.
See Note 3 - Rate and Regulatory Matters for additional information related to the Callaway energy center.

NOTE 12 - RETIREMENT BENEFITS
Ameren’s pension and postretirement plans are funded in compliance with income tax regulations and to meet federal funding or regulatory requirements. As a result, Ameren expects to fund its pension plans at a level equal to the greater of the pension expense or the legally required minimum contribution. Considering Ameren’s assumptions at March 31, 2013, its estimated investment performance through March 31, 2013, and its pension funding policy, Ameren expects to make annual contributions of $60 million to $150 million in each of the next five years, with aggregate estimated contributions of $550 million. These amounts are estimates which may change with actual investment performance, changes in interest rates, any pertinent changes in government regulations, and any voluntary contributions. Our policy for postretirement benefits is primarily to fund the voluntary employee’s beneficiary association (VEBA) trusts to match the annual postretirement expense.

The following table presents the components of the net periodic benefit cost for Ameren’s pension and postretirement benefit plans for the three months ended March 31, 2013, and 2012:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	2013	2012	2013	2012
Service cost	$24	$21	$6	$6
Interest cost	40	42	12	13
Expected return on plan assets	(54)	(52)	(16)	(14)
Amortization of:
Prior service cost (benefit)	(1)	(1)	(1)	(1)
Actuarial loss	22	19	2	3
Net periodic benefit cost	$31	$29	$3	$7
Ameren Missouri and Ameren Illinois are responsible for their share of the pension and postretirement costs. The following table presents the pension costs and the postretirement benefit costs incurred for the three months ended March 31, 2013, and 2012:

	Pension Costs		Postretirement Costs
	Three Months		Three Months
	2013	2012	2013	2012
Ameren Missouri	$18	$16	$2	$5
Ameren Illinois	10	10	1	2
Other	3	3	—	—
Ameren(a)	$31	$29	$3	$7

(a)	Includes amounts for Ameren registrants and nonregistrant subsidiaries.
NOTE 13 - SEGMENT INFORMATION
Ameren historically had three reportable segments: Ameren Missouri, Ameren Illinois, and Merchant Generation. The Ameren Missouri segment for both Ameren and Ameren Missouri includes all the operations of Ameren Missouri’s business as described in Note 1 - Summary of Significant Accounting Policies. The Ameren Illinois segment for both Ameren and Ameren Illinois includes all of the operations of Ameren Illinois’ business as described in Note 1 - Summary of Significant Accounting Policies. The Merchant Generation segment for Ameren consisted primarily of the operations or activities of AER, including Genco, EEI, AERG, and Marketing Company. Ameren is divesting its Merchant Generation segment and therefore has excluded that segment’s information below. See Note 2 - Divestiture Transactions and Discontinued Operations for information regarding the Merchant Generation segment. The category called Other primarily includes Ameren parent company activities, Ameren Services, and ATXI. The Other category also includes activities previously included in the Merchant Generation segment that will be retained by Ameren after the divestiture of New AER and the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers is complete. See Note 2 - Divestiture Transactions and Discontinued Operations for information regarding the assets and liabilities retained by Ameren after the divestitures.

The following table presents information about the revenues and specified items included in Ameren’s net income for the three months ended March 31, 2013, and 2012, and total assets as of March 31, 2013, and December 31, 2012.

Three Months	Ameren Missouri	Ameren Illinois	Other	Intersegment Eliminations	Consolidated
2013
External revenues	$789	$684	$2	$—	$1,475
Intersegment revenues	7	—	2	(9)	—
Net income (loss) attributable to Ameren Corporation from continuing operations	40	31	(17)	—	54
2012
External revenues	$686	$724	$2	$—	$1,412
Intersegment revenues	5	—	1	(6)	—
Net income (loss) attributable to Ameren Corporation from continuing operations	21	27	(11)	—	37
As of March 31, 2013:
Total assets	$12,867	$7,288	$1,289	$(992)	$20,452	(a)
As of December 31, 2012:
Total assets	$13,043	$7,282	$1,228	$(944)	$20,609	(a)
(a)    Excludes “Current assets of discontinued operations.” See Note 2 - Divestiture Transactions and Discontinued Operations for additional information.
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

•	Ameren Missouri operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas transmission and distribution business in Missouri.

•	Ameren Illinois operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.

•	AER consists of non-rate-regulated operations, including Genco, AERG, and Marketing Company, and, through

Genco, an 80% ownership interest in EEI, which Ameren consolidates for financial reporting purposes.
Ameren has various other subsidiaries responsible for activities such as the provision of shared services.
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. Immediately prior to Ameren’s entry into the transaction agreement with IPH, on March 14, 2013, Genco exercised its option under the amended put option agreement with Medina Valley and received an initial payment of $100 million for the pending sale of its Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, which is subject to FERC approval. Ameren has commenced a sale process for these three gas-fired energy centers and expects a third-party sale to be completed during 2013. See Note 2 - Divestiture Transactions and Discontinued Operations for additional information regarding these divestitures. As a result of the transaction agreement with IPH and Ameren’s plan to sell its Elgin, Gibson City, and Grand Tower gas-fired energy centers, Ameren determined that New AER and the Elgin, Gibson City, and Grand Tower gas-fired energy centers qualified for discontinued operations presentation. Therefore, Ameren has segregated New AER’s and the Elgin, Gibson City, and Grand Tower gas-fired energy centers’ operating results, assets, and liabilities and presented them separately as discontinued operations for all periods presented in this report. Unless otherwise noted, the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to exclude discontinued operations for all periods presented. See Note 2 - Divestiture Transactions and Discontinued Operations under Part I, Item 1 for additional information regarding that presentation.
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
OVERVIEW
Ameren reported a net loss attributable to Ameren Corporation of $145 million for the first quarter of 2013, compared with a net loss attributable to Ameren Corporation of $403 million for the first quarter of 2012. Net income attributable to Ameren Corporation from continuing operations increased to $54 million in the first quarter of 2013, from $37 million in the first quarter of 2012. The increase in first quarter 2013 earnings, compared to first quarter 2012, reflected improved earnings from Ameren Missouri and Ameren Illinois. Colder winter temperatures, which drove higher electric and natural gas sales volumes; new rates for Ameren Missouri electric and Ameren Illinois transmission service, both effective in January 2013; and the absence in 2013 of a required donation associated with the implementation of formula rates in Illinois, all benefited 2013 earnings comparisons. These favorable factors were partially offset by a reduction in Ameren Illinois electric delivery service revenues as a result of variation in the timing and amount of expected full-year recoverable costs under formula ratemaking and by higher Ameren Missouri non-fuel operations and maintenance expenses.
Ameren seeks to earn competitive returns on its investments in its businesses. Ameren Missouri and Ameren Illinois are seeking to improve their regulatory frameworks and cost recovery mechanisms and simultaneously pursuing constructive regulatory outcomes within existing frameworks and are seeking to align their overall spending, both operating and capital, with economic conditions and cash flows provided by their regulators. Consequently, Ameren's rate-regulated businesses are focused on minimizing the gap between allowed and earned returns on equity.
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. Immediately prior to Ameren’s entry into the transaction agreement with IPH, on March 14, 2013, Genco exercised its option under the amended put option agreement with Medina Valley and received an initial payment of $100 million for the pending sale of its Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, which is subject to FERC approval. Ameren has commenced a sale process for these three gas-fired energy centers and expects a third-party sale to be completed during 2013. These divestitures will position Ameren to focus exclusively on its rate-regulated electric, natural gas and transmission operations, clarifying Ameren's strategic direction. Ameren intends to allocate its capital resources to those business opportunities which offer the most attractive risk-adjusted return potential.
In January 2013, Ameren Illinois filed a request with the ICC to increase its annual revenues for natural gas delivery service by

$50 million. In an attempt to reduce regulatory lag, Ameren Illinois used a future test year, 2014, in this proceeding. A decision in this proceeding is required by December 2013.
On March 14, 2013, the Illinois General Assembly passed legislation, which, if enacted, would result in certain amendments to the IEIMA that would modify its implementation. The passed legislation, Senate Bill 9, clarifies the provisions in the IEIMA that require the year-end rate base be used to calculate the revenue requirement reconciliation and that the interest applied to the revenue requirement reconciliation and return on equity collar adjustments would be consistent with the company's weighted average return calculated under the formula rate. Additionally, the legislation specifies the use of year-end capital structure for both the revenue requirement and the revenue requirement reconciliation. On May 5, 2013, the Illinois Governor vetoed this legislation. If this legislation is ultimately enacted through a legislative override in 2013, Ameren Illinois will submit revisions to its April 19, 2013 update filing based on the new law.
Ameren continues its plans to invest in electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The first project, Illinois Rivers, involves the building of a 345-kilovolt line from western Indiana across the state of Illinois to eastern Missouri. Design and planning work on the first sections of this project have begun and right-of-way acquisitions are scheduled to commence in late 2013 after receipt of a certificate of public convenience and necessity, which ATXI requested from the ICC in November 2012. Construction is expected to begin in 2014. The first sections of the Illinois Rivers project are expected to be in service in 2016. The last section of this project is expected to be completed in 2019. The Spoon River project in northwest Illinois and the Mark Twain project in northeast Missouri are the other two projects approved by MISO in its transmission expansion plan. These two projects are expected to be completed in 2018. The estimated total investment in these three projects is expected to be more than $1.3 billion through 2019. FERC has approved transmission rate incentives for the three MISO-approved projects. Separate from the ATXI projects discussed above, Ameren Illinois expects to invest approximately $1 billion in electric transmission assets over the next five years to address load growth and reliability requirements.
RESULTS OF OPERATIONS
Our results of operations and financial position are affected by many factors. Weather, economic conditions, and the actions of key customers or competitors can significantly affect the demand for our services. Our results are also affected by seasonal fluctuations: winter heating and summer cooling demands. The vast majority of Ameren's revenues are subject to state or federal regulation. This regulation has a material impact on the price we charge for our services. We principally use coal, nuclear fuel, natural gas, and oil for fuel in our operations. The prices for these commodities can fluctuate significantly due to the global economic and political environment, weather, supply and demand, and many other factors. We have natural gas cost recovery mechanisms for our Illinois and Missouri natural gas delivery service businesses, a purchased power cost recovery mechanism for our Illinois electric delivery service business, and a FAC for our Missouri electric utility business. Ameren Illinois' electric delivery service utility business, pursuant to the IEIMA, conducts an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was in effect for that year, with recoveries from or refunds to customers in a subsequent year. Included in Ameren's Illinois' revenue requirement reconciliation is a formula for the return on equity, which is equal to the average for the applicable calendar year of the monthly average yields of 30-year United States Treasury bonds plus 580 basis points. Therefore, Ameren Illinois' annual return on equity will be directly correlated to yields on United States Treasury bonds. Fluctuations in interest rates and conditions in the capital and credit markets also affect our cost of borrowing and our pension and postretirement benefits costs. We employ various risk management strategies to reduce our exposure to commodity risk and other risks inherent in our business. The reliability of our energy centers and transmission and distribution systems and the level of purchased power costs, operations and maintenance costs, and capital investment are key factors that we seek to control to optimize our results of operations, financial position, and liquidity.
Earnings Summary
The net loss attributable to Ameren Corporation decreased to $145 million, or a loss of $0.60 per share, in the first quarter of 2013, from $403 million, or a loss of $1.66 per share, in the first quarter of 2012. Net income attributable to Ameren Corporation from continuing operations increased to $54 million, or $0.22 per share, in the first quarter of 2013, from $37 million, or $0.15 per share, in the first quarter of 2012. Net income attributable to Ameren Corporation increased in the first quarter of 2013 in the Ameren Missouri segment and in the Ameren Illinois segment by

$19 million and $4 million, respectively, from the prior-year period.
Net income from continuing operations was favorably impacted in the first quarter of 2013, compared with the same period in 2012, by:

•	the impact of colder winter weather conditions on electric and gas demand (estimated at 10 cents per share);

•	increased transmission rates at Ameren Illinois (3 cents per share); and

•
higher utility rates at Ameren Missouri pursuant to an order issued by the MoPSC, which became effective in January 2013, partially offset by increased regulatory asset amortization directed by the rate order (2 cents per share).

Net income from continuing operations was negatively impacted in the first quarter of 2013, compared with the same period in 2012, by a decrease in Ameren Illinois' electric earnings driven by a reduction in electric delivery services revenues as a result of the variation in the timing and amount of expected full-year recoverable costs under formula ratemaking, partially offset by lower required donations pursuant to the IEIMA (6 cents per share).
The cents per share information presented above is based on average shares outstanding in the first quarter of 2012. For further details regarding the Ameren Companies' results of operations for the first quarter of 2013, including explanations of Margins, Other Operations and Maintenance Expenses, Depreciation and Amortization, Taxes Other Than Income Taxes, Other Income and Expenses, Interest Charges, Income Taxes, and Loss from Discontinued Operations, Net of Tax, see the major headings below.

Below is a table of income statement components by segment for the three months ended March 31, 2013, and 2012:

	Ameren Missouri	Ameren Illinois	Other / Intersegment Eliminations	Total
Three Months 2013:
Electric margin	$493	$233	$(2)	724
Natural gas margin	27	131	(1)	157
Other operations and maintenance	(221)	(176)	(2)	(399)
Depreciation and amortization	(111)	(61)	(3)	(175)
Taxes other than income taxes	(77)	(42)	(3)	(122)
Other income and (expenses)	9	(2)	—	7
Interest charges	(60)	(31)	(10)	(101)
Income (taxes) benefit	(19)	(20)	4	(35)
Income (loss) from continuing operations	41	32	(17)	56
Loss from discontinued operations, net of tax	—	—	(199)	(199)
Net income (loss)	41	32	(216)	(143)
Noncontrolling interest and preferred dividends	(1)	(1)	—	(2)
Net income (loss) attributable to Ameren Corporation	$40	$31	$(216)	(145)
Three Months 2012:
Electric margin	$436	$241	$(3)	$674
Natural gas margin	23	110	—	133
Other operations and maintenance	(202)	(168)	1	(369)
Depreciation and amortization	(108)	(55)	(4)	(167)
Taxes other than income taxes	(71)	(39)	(3)	(113)
Other income and (expenses)	12	(10)	—	2
Interest charges	(56)	(33)	(9)	(98)
Income (taxes) benefit	(12)	(18)	7	(23)
Income (loss) from continuing operations	22	28	(11)	39
Loss from discontinued operations, net of tax	—	—	(442)	(442)
Net income (loss)	22	28	(453)	(403)
Noncontrolling interest and preferred dividends	(1)	(1)	2	—
Net income (loss) attributable to Ameren Corporation	$21	$27	$(451)	$(403)
Margins
The following table presents the favorable (unfavorable) variations by segment for electric and natural gas margins in the three months ended March 31, 2013, compared with the same period in 2012. Electric margins are defined as electric revenues less fuel and purchased power costs. Natural gas margins are defined as gas revenues less gas purchased for resale. We consider electric and natural gas margins useful measures to analyze the change in profitability of our electric and natural gas operations between periods. We have included the analysis below as a complement to the financial information we provide in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information we provide elsewhere in this report.

Three Months	Ameren Missouri	Ameren Illinois	Other(a)	Ameren
Electric revenue change:
Effect of weather (estimate)(b)	$31	$5	$—	$36
Regulated rates:
Base rates (estimate)	35	(16)	—	19
Recovery of FAC under-recovery(c)	18	—	—	18
Off-system (reduction in base rates)	(19)	—	(1)	(20)
MEEIA (energy efficiency)	7	—	—	7
Transmission services	2	9	1	12
Gross receipts tax	5	—	—	5
Illinois pass-through power supply costs	—	(63)	—	(63)
Rate-regulated sales volume (excluding the impact of abnormal weather)	13	(1)	—	12
Other	4	(5)	(1)	(2)
Total electric revenue change	$96	$(71)	$(1)	$24
Fuel and purchased power change:
Fuel:
Fuel, purchased power and transportation costs included in base rates	$(21)	$—	$—	$(21)
Recovery of FAC under-recovery(c)	(18)	—	—	(18)
Illinois pass-through power supply costs and other	—	63	2	65
Total fuel and purchased power change	$(39)	$63	$2	$26
Net change in electric margins	$57	$(8)	$1	$50
Natural gas margins change:
Effect of weather (estimate)(b)	$2	$8	$—	$10
Base rates (estimate)	—	2	—	2
Energy efficiency programs and environmental remediation cost riders	—	5	—	5
Gross receipts tax	1	4	—	5
Sales (excluding the impact of abnormal weather) and other	1	2	(1)	2
Net change in natural gas margins	$4	$21	$(1)	$24

(a)	Includes amounts for nonregistrant subsidiaries and intercompany eliminations.

(b)
Represents the estimated margin impact resulting from the effects of changes in cooling and heating degree-days on electric and natural gas demand compared with the prior-year period based on temperature readings from the National Oceanic and Atmospheric Administration weather stations at local airports in our service territories.

(c)	Represents the change in the net fuel costs recovered under the FAC through customer rates, with corresponding offsets to fuel expense due to amortization of a previously recorded regulatory asset.
Ameren Corporation
Ameren’s electric margins increased by $50 million, or 7%, for the three months ended March 31, 2013, compared with the same period in 2012. The following items had a favorable impact on Ameren’s electric margins:

•
Weather conditions in 2013 were normal compared to warmer-than-normal conditions in 2012, as evidenced by a 40% increase in heating degree-days compared to the same period in 2012, which increased revenues by $36 million.

•
Higher electric base rates at Ameren Missouri, effective January 2013, which increased revenues by $35 million, offset by an increase in net base fuel expense of $31 million, which was a result of higher net base fuel cost rates approved in the 2012 MoPSC rate order. Net base fuel expense is the sum of fuel, purchased power and transportation costs included in base rates ($21 million), off-system revenues ($19 million), and beginning in 2013, transmission services revenues ($9 million). Transmission services revenues of $7 million for 2012 were not included in the FAC. The $2 million increase in transmission services revenues between 2013 and 2012 is included in the above table. See below for additional details regarding the FAC.

•
Excluding the estimated impact of abnormal weather, rate-regulated sales volumes were flat; however, margins increased due to growth in the residential and commercial sectors at Ameren Missouri, which increased revenues by $12 million.

•
Higher transmission margins, primarily at Ameren Illinois, due to the forward-looking rate calculation for 2013, which increased margins by $12 million pursuant to a 2012 FERC order. On January 1, 2013, Ameren Illinois adjusted its electric transmission rates to reflect an increase in its transmission revenue requirement, which is subject to a periodic revenue requirement reconciliation.

•
Higher revenues associated with Ameren Missouri's MEEIA energy efficiency program cost recovery ($5 million) and lost revenue recovery ($2 million), effective January 2013, which increased revenues by a combined $7 million. The program cost recovery was offset by increased program cost expenses, with no overall impact on net income. See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency program costs. The lost revenue recovery is expected to recover 90% of the projected lost revenue over three years beginning in 2013. See Note 3 - Rate and Regulatory Matters under Part 1, Item 1, for further information regarding MEEIA.

•
Increased gross receipts tax collections at Ameren Missouri due to higher sales as a result of colder winter weather in 2013, compared with 2012, which increased revenues by $5 million. See Taxes Other Than Income Taxes in this section for information on a related offsetting increase to gross receipts taxes.

Ameren’s electric margins were unfavorably impacted by electric delivery formula ratemaking adjustments at Ameren Illinois resulting from the annual reconciliation of the revenue requirement pursuant to the IEIMA, which decreased revenues by $16 million. The reduction in revenues during the first quarter of 2013 was primarily a result of the variation in the timing and amount of expected full-year recoverable costs under formula ratemaking.
Ameren Illinois’ revenues associated with Illinois pass-through power supply costs decreased $63 million because of lower power prices on sales and customers switching to alternative retail electric suppliers. This decrease in revenues was offset by a corresponding net decrease in purchased power expense.
Ameren Missouri has a FAC cost recovery mechanism that allows Ameren Missouri to recover, through customer rates, 95% of changes in fuel, emission allowances, purchased power costs, transmission costs and MISO costs and revenues, net of off-system revenues, greater or less than the amount set in base rates without a traditional rate proceeding, subject to MoPSC prudency reviews. The MoPSC's December 2012 order authorized the inclusion of fuel additive costs and transmission revenues in the FAC starting in 2013. Ameren Missouri accrues, as a regulatory asset, fuel and purchased power costs that are greater than the amount set in base rates (FAC under-recovery). Net recovery of fuel costs under the FAC through customer rates increased by $18 million, for the three months ended March 31, 2013, compared with the same period in 2012, with corresponding offsets to fuel expense to reduce the previously recognized FAC regulatory asset.
Ameren’s natural gas margins increased by $24 million, or 18%, for the three months ended March 31, 2013, compared with the same period in 2012. The following items had a favorable impact on Ameren’s natural gas margins:

•
Weather conditions in 2013 were normal compared to warmer-than-normal conditions in 2012, as evidenced by an increase in heating degree-days of 40% in the first quarter of 2013 compared to the same period in 2012, which increased margins by $10 million.

•	Net increased recovery of energy efficiency program costs and environmental remediation costs through rate-adjustment mechanisms at Ameren Illinois, which increased revenues by $5 million. See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency and environmental remediation costs.

•
Increased gross receipts tax collections, primarily at Ameren Illinois, due to higher sales as a result of colder winter weather in 2013 compared with 2012, which increased revenues by $5 million. See Taxes Other Than Income Taxes in this section for information on a related offsetting increase to gross receipts taxes.

•	Excluding the estimated impact of abnormal weather, retail sales volumes increased 1%, primarily at Ameren Illinois, driven largely by residential customers, which increased revenues by $2 million.

•	Increased natural gas rates effective in late January 2012, at Ameren Illinois, which increased revenues by $2 million.
Ameren Missouri
Ameren Missouri’s electric margins increased by $57 million, or 13%, for the three months ended March 31, 2013, compared with the same period in 2012. The following items had a favorable impact on Ameren Missouri’s electric margins:

•
Higher electric base rates, effective in January 2013, which increased revenues by $35 million, offset by an increase in net base fuel expense of $31 million, which was a result of higher net base fuel cost rates approved in the 2012 MoPSC rate order. Net base fuel expense is the sum of fuel, purchased power and transportation costs included in base rates ($21 million), off-system revenues ($19 million), and beginning in 2013, transmission services revenues ($9 million). Transmission services revenues of $7 million for 2012 were not included in the FAC. The $2 million increase in transmission services revenues between 2013 and 2012 is included in the above table.

•
Weather conditions in 2013 were normal compared to warmer-than-normal conditions in 2012, as evidenced by a 45% increase in heating degree-days compared to the same period in 2012, which increased revenues by $31 million.

•	Excluding the estimated impact of abnormal weather, retail sales volumes increased 2% primarily in the residential and commercial sectors, which increased revenues by $13 million.

•
Higher revenues associated with MEEIA energy efficiency program cost recovery ($5 million) and lost revenue recovery ($2 million), effective January 2013, which increased revenues by a combined $7 million. The program cost recovery was offset by increased program expenses, with no overall impact on net income. See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency program costs. The lost revenue recovery is expected to recover 90% of the projected lost revenue over three years beginning in 2013. See Note 3 - Rate and Regulatory Matters under Part 1, Item 1, for further information regarding MEEIA.

•	Increased gross receipts tax collections due to higher sales as a result of colder winter weather in 2013 compared with 2012, which increased revenues by $5 million. See Taxes

Other Than Income Taxes in this section for information on a related offsetting increase to gross receipts taxes.
Ameren Missouri’s natural gas margins increased by $4 million, or 17%, for the three months ended March 31, 2013, compared with the same period in 2012. The following items had a favorable impact on Ameren Missouri’s natural gas margins:

•
Weather conditions in 2013 were normal compared to warmer-than-normal conditions in 2012, as evidenced by an increase in heating degree-days of 45% compared to the same period in 2012, which increased margins by $2 million.

•
Increased gross receipts tax collections due to higher sales as a result of colder weather in 2013 compared with 2012, which increased revenues by $1 million. See Taxes Other Than Income Taxes in this section for information on a related offsetting increase to gross receipts taxes.

•	Excluding the estimated impact of abnormal weather, retail sales volumes increased 2%, driven largely by residential customers, which increased revenues by $1 million.
Ameren Illinois
Ameren Illinois has a cost recovery mechanism for power purchased on behalf of its customers. These pass-through power costs do not affect margins; however, electric revenues and offsetting purchased power expenses may fluctuate, primarily because of customers switching to or from alternative retail electric suppliers and usage. Ameren Illinois does not generate earnings based on the resale of power but rather on the delivery of energy.
Ameren Illinois’ electric margins decreased by $8 million, or 3%, for the three months ended March 31, 2013, compared with the same period in 2012. Ameren Illinois’ electric margins were unfavorably impacted by electric delivery formula ratemaking adjustments at Ameren Illinois resulting from the annual reconciliation of the revenue requirement pursuant to the IEIMA, which decreased revenues by $16 million. The reduction in revenues during the first quarter of 2013 was primarily a result of the variation in the timing and amount of expected full-year recoverable costs under formula ratemaking.
The following items had a favorable impact on Ameren Illinois’ electric margins:

•
Higher transmission margins due to the forward-looking rate calculation for 2013, which increased margins by $9 million pursuant to a 2012 FERC order. On January 1, 2013, Ameren Illinois adjusted its electric transmission rates to reflect an increase in its transmission revenue requirement, which is subject to a periodic revenue requirement reconciliation.

•
Weather conditions in the first quarter of 2013 were normal compared to warmer-than-normal conditions in the first quarter of 2012, as evidenced by a 39% increase in heating degree-days compared to the same period in 2012, which increased revenues by $5 million.

Ameren Illinois’ natural gas margins increased by $21 million, or 19%, for the three months ended March 31, 2013, compared with the same period in 2012. The following items had a favorable impact on Ameren Illinois’ natural gas margins:

•
Weather conditions in the first quarter of 2013 were normal compared to warmer-than-normal conditions in the first quarter of 2012, as evidenced by a 39% increase in heating degree-days compared to the same period in 2012, which increased margins by $8 million.

•
Net increased recovery of energy efficiency program costs and environmental remediation costs through rate-adjustment mechanisms, which increased revenues by $5 million. See Other Operations and Maintenance Expenses in this section for information on a related offsetting increase in energy efficiency and environmental remediation costs.

•
Increased gross receipts tax collections due to higher sales as a result of colder winter weather in 2013 compared with 2012, which increased revenues by $4 million. See Taxes Other Than Income Taxes in this section for information on a related offsetting increase to gross receipts taxes.

•	Excluding the estimated impact of abnormal weather, retail sales volumes increased 1%, driven largely by the residential sector, which increased revenues by $2 million.

•	Increased natural gas rates effective in late January 2012, which increased revenues by $2 million.
Other Operations and Maintenance Expenses
Ameren Corporation
Other operations and maintenance expenses were $30 million higher in the first quarter of 2013, as compared with the first quarter of 2012.
The following items increased other operations and maintenance expenses between periods:

•	An $8 million increase in labor costs, primarily because of wage increases and because of staff additions at Ameren Illinois due to the requirements of IEIMA.

•
A $5 million increase in energy efficiency and environmental remediation costs at Ameren Illinois. These costs were recovered through customer billings and were offset by increased electric and natural gas revenues, with no overall impact on net income.

•
A $5 million increase in energy efficiency program costs due to the requirements of MEEIA at Ameren Missouri. These costs were recovered through customer billings and were offset by increased electric revenues, with no overall impact on net income.

•	A $3 million increase in non-storm-related distribution maintenance expenditures at Ameren Illinois, primarily related to increased vegetation control work.

•	A $3 million increase in transmission and distribution expenses at Ameren Illinois, primarily because of gas pipeline integrity compliance.

•	A $3 million increase in plant maintenance costs, primarily due to the 2013 Callaway energy center refueling and maintenance outage.
Variations in other operations and maintenance expenses in Ameren's business segments and for the Ameren Companies for the three months ended March 31, 2013, compared with the same period in 2012, were as follows:
Ameren Missouri
Other operations and maintenance expenses were $19 million higher in the first quarter of 2013, as compared with the first quarter of 2012.
The following items increased other operations and maintenance expenses between periods:

•	A $5 million increase in energy efficiency program costs due to the requirements of MEEIA, as discussed above in Margins.

•	A $3 million increase in labor costs, primarily because of wage increases.

•	A $3 million increase in plant maintenance costs, primarily due to the 2013 Callaway energy center refueling and maintenance outage.

•
A $2 million increase in employee benefit costs, primarily due to higher pension expense. These costs were recovered through customer billings and were offset by increased electric and natural gas revenues, with no overall impact on net income.

•	A $2 million increase in storm-related repair costs, primarily due to major storms in the first quarter of 2013.
Ameren Illinois
Other operations and maintenance expenses were $8 million higher in the first quarter of 2013, as compared with the first quarter of 2012.
The following items increased other operations and maintenance expenses between periods:

•	A $5 million increase in energy efficiency and environmental remediation costs, as discussed above in Margins.

•	A $3 million increase in non-storm-related electric distribution maintenance expenditures, primarily related to increased vegetation control work.

•	A $3 million increase in transmission and distribution expenses, primarily because of gas pipeline integrity compliance.

•	A $2 million increase in labor costs, primarily because of wage increases and staff additions due to the requirements of the IEIMA.
Other operations and maintenance expenses decreased between periods because of a $3 million reduction in employee benefit costs, primarily due to lower postretirement expense.

Depreciation and Amortization
Ameren Corporation
Ameren's depreciation and amortization expenses increased by $8 million in the first quarter of 2013, as compared with the first quarter of 2012, due to increased expenses at Ameren Missouri and Ameren Illinois discussed below.
Variations in depreciation and amortization expenses in Ameren's business segments and for the Ameren Companies for the three months ended March 31, 2013, compared with the same period in 2012, were as follows:
Ameren Missouri
Depreciation and amortization expenses increased by $3 million, primarily due to the timing of distribution infrastructure capital additions and the 2012 MoPSC electric order resulting in higher amortization of energy efficiency costs, which were reflected in rates effective in January 2013.
Ameren Illinois
Depreciation and amortization expenses increased by $6 million, primarily due to new electric depreciation rates, which were largely driven by a reduction in the useful lives of existing electric meters that are being replaced with advanced metering infrastructure pursuant to the IEIMA, and increased infrastructure additions.
Taxes Other Than Income Taxes
Ameren Corporation
Taxes other than income taxes increased by $9 million in the first quarter of 2013, as compared with the first quarter of 2012, primarily due to an increase in gross receipts taxes at Ameren Missouri and Ameren Illinois. These increased taxes are offset by increased revenues, with no overall impact on net income. See Note 1 - Summary of Significant Accounting Policies under Part I, Item 1, of this report for additional information
Variations in taxes other than income taxes in Ameren's business segments and for the Ameren Companies for the three months ended March 31, 2013, compared with the same period in 2012, were as follows:
Ameren Missouri
Taxes other than income taxes increased by $6 million, primarily due to an increase in gross receipts taxes as a result of increased sales.
Ameren Illinois
Taxes other than income taxes increased by $3 million, primarily due to an increase in gross receipts taxes as a result of increased sales, partially offset by a decrease in property taxes, primarily as a result of lower state and local assessments.

Other Income and Expenses
Ameren Corporation
Other income, net of expenses, increased by $5 million in the first quarter of 2013, as compared with the first quarter of 2012, primarily because decreased donations at Ameren Illinois more than offset increased other miscellaneous expenses at Ameren Missouri, as noted below.
Variations in other income, net of expenses, in Ameren's business segments and for the Ameren Companies for the three months ended March 31, 2013, compared with the same period in 2012, were as follows:
Ameren Missouri
Other income, net of expenses, decreased by $3 million, primarily due to increased other miscellaneous expenses.
Ameren Illinois
Other income, net of expenses, increased by $8 million, primarily due to decreased donations because of the absence in 2013 of the one-time $7.5 million donation to the Illinois Science and Energy Innovation Trust pursuant to the IEIMA in connection with participation in the formula ratemaking process in 2012.
Interest Charges
Ameren Corporation
Interest charges increased by $3 million in the first quarter of 2013, as compared with the first quarter of 2012, primarily because of higher interest charges at Ameren Missouri, partially offset by lower interest charges at Ameren Illinois.
Variations in interest charges in Ameren's business segments and for the Ameren Companies for the three months ended March 31, 2013, compared with the same period in 2012, were as follows:
Ameren Missouri
Interest charges increased by $4 million, primarily because of a rate adjustment on the allowed reimbursable rate for pre-MEEIA energy efficiency programs, which were reflected as a regulatory asset on Ameren Missouri’s balance sheet, partially offset by the impacts of the September 2012 issuance of $485 million of 3.90% senior secured notes, which were used to repurchase $71 million of 6.00% senior secured notes, $121 million of 6.70% senior secured notes, and $57 million of 5.10% senior secured notes.
Ameren Illinois
Interest charges decreased by $2 million, primarily because of the impacts of the August 2012 issuance of $400 million of 2.70% senior secured notes, which were used to repurchase $87 million of 9.75% senior secured notes and $194 million of 6.25% senior secured notes.

Income Taxes
The following table presents effective income tax rates for Ameren's business segments and for the Ameren Companies for the three months ended March 31, 2013, and 2012:

	Three Months
	2013	2012
Ameren(a)	38%	37%
Ameren Missouri(a)	32%	35%
Ameren Illinois(a)	38%	39%

(a)	The provision for income taxes was based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the relevant period.
Ameren Corporation
Ameren's effective tax rate was higher in the first quarter of 2013, as compared with the first quarter of 2012, primarily due to valuation allowances on deferred tax assets related to charitable contribution deductions and state tax credits that we expect we will not be able to use before the expiration of the carryforward periods.
Variations in effective tax rates in Ameren's business segments and for the Ameren Companies for the three months ended March 31, 2013, compared with the same period in 2012, were as follows:
Ameren Missouri
Ameren Missouri's effective tax rate was lower primarily because of a decrease in reserves for uncertain tax positions along with tax benefits related to the manufacturing deduction in the first quarter of 2013.
Ameren Illinois
Ameren Illinois' effective tax rate was lower, primarily because of the increased benefit of tax credits in the first quarter of 2013.
Loss from Discontinued Operations, Net of Taxes
See Note 2 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for information regarding Ameren’s decision to exit the Merchant Generation business and divest New AER and the Elgin, Gibson City and Grand Tower energy centers.
The loss from discontinued operations, net of taxes decreased to $199 million, in the first quarter of 2013, from $442 million, in the first quarter of 2012.
As the New AER disposal group met the discontinued operations criteria at March 31, 2013, Ameren evaluated whether any impairment existed by comparing the disposal group’s carrying value to the estimated fair value of the disposal group, based on the transaction agreement to sell New AER to IPH, less cost to sell. The fair value was based on the terms of Ameren’s agreement to divest New AER to IPH. Ameren will receive no cash proceeds from IPH for the divestiture of New AER. Ameren recorded a pretax charge to earnings of $155 million for the three months ended March 31, 2013, to reduce the carrying value of the New AER disposal group to its estimated fair value less cost to sell. Ameren estimated the impairment loss of the disposal group based on the estimated fair value pursuant to the terms in the transaction agreement with IPH, using information currently available, and assuming an expected fourth quarter 2013 closing. Actual operating results, derivative market values, capital expenditures, and other items will impact the ultimate loss recognized to reduce the carrying value of the New AER disposal group to its actual fair value less cost to sell, which will be recorded in discontinued operations after all of the information becomes available. In addition, any curtailment gain related to Ameren's pension and postretirement plans will be recorded when the related employees terminate employment with Ameren. The ultimate impairment loss may differ materially from the estimated loss recorded in the first quarter of 2013.
Ameren recognized the excess of the tax basis over the financial reporting basis of its stock investment in AER when it became apparent, in the three months ended March 31, 2013, that the temporary difference would reverse. This change in basis resulted in a discontinued operations deferred tax expense of $98 million, which was partially offset by the expected tax benefits of $63 million related to the pretax loss from discontinued operations including the impairment charge recorded in the first quarter of 2013. The final tax basis of the AER disposal group and the related tax benefit resulting from the transaction agreement with IPH are dependent upon taxable losses utilized by the disposal group through the closing and the resolution of tax matters under audit, including the adoption of recently issued guidance from the IRS related to tangible property repairs and other matters. As a result, tax expense and benefits realized in discontinued operations may differ materially from those recorded as of March 31, 2013.
As the Elgin, Gibson City, and Grand Tower energy centers disposal group met the discontinued operations criteria at March 31, 2013, we evaluated whether any impairment existed by comparing the disposal group’s carrying value to the fair value of the disposal group less cost to sell. The fair value was based on the appraised value of these three gas-fired energy centers. In December 2012, Ameren recorded a noncash long-lived asset impairment charge to reduce the carrying value of AER’s energy centers, including the Elgin, Gibson City, and Grand Tower energy centers, to their estimated fair values under the accounting guidance for held and used assets. An immaterial impairment was recorded by Ameren for the three gas-fired energy centers during the three months ended March 31, 2013, as the December 2012 held and used asset impairment charge reduced these energy centers’ disposal group carrying value to their estimated fair value of $133 million.
Merchant Generation's electric margins decreased by $77 million, or 53%, for the three months ended March 31, 2013, compared with the same period in 2012. Merchant Generation's electric margins were unfavorably impacted by lower sales prices, primarily due to the expiration of higher-priced hedges, which decreased revenues by $81 million and net unrealized MTM activity, primarily on nonqualifying power hedges, which decreased margins by $17 million.
Merchant Generation's electric margins were favorably impacted by higher retail sales to sell power to residential and small commercial customers in Illinois and overall higher average spot market prices in the first quarter of 2013 compared with the same period in 2012. Consequently, Merchant Generation's sales volume grew, which increased revenues by $64 million. This increase was mitigated by a $27 million increase in production volume and other costs and a $16 million increase in purchased power and other costs. Merchant Generation's average capacity factor increased to 77% in the first quarter of 2013, compared with 65% in the same period in 2012. Merchant Generation's equivalent availability factor decreased to 85% in 2013, compared with 88% in 2012.
Other operations and maintenance expenses were $11 million lower at Merchant Generation in the first quarter of 2013, as reduced plant maintenance costs of $14 million, primarily due to fewer outages and reduced charges for canceled projects of $4 million more than offset reduced gains in property sales of $9 million.
Depreciation and amortization expenses decreased by $23 million, primarily because the long-lived asset impairments recorded in the first and fourth quarters of 2012 caused a reduction in the carrying value of net plant assets. Interest charges decreased by $4 million, primarily because of increased capitalized interest due to the Newton energy center scrubber project.
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

On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. See Note 2 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report for additional information. As a result of the IPH transaction and Ameren’s intention to sell the Elgin, Gibson City and Grand Tower energy centers to a third-party, the Merchant Generation business was classified as discontinued operations for all periods presented in this report. While it remains a business of Ameren, the Merchant Generation segment will seek to fund its operations internally and therefore will seek not to rely on financing from Ameren or external, third-party sources. The Merchant Generation segment will seek to defer or reduce capital and operating expenses, sell certain assets, and to take other actions as necessary to fund its operations internally while maintaining safe and reliable operations. The transaction agreement with IPH contains customary covenants of Ameren that AER will be operated in the ordinary course prior to closing.

The following table presents net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2013, and 2012:

	Net Cash Provided By Operating Activities			Net Cash (Used In) Investing Activities			Net Cash (Used In) Financing Activities
	2013	2012	Variance	2013	2012	Variance	2013	2012	Variance
Ameren(a) - continuing operations	$342	$304	$38	$(291)	$(292)	$1	$(99)	$(113)	$14
Ameren(a) - discontinued operations	37	79	(42)	(12)	(19)	7	—	—	—
Ameren Missouri	68	107	(39)	(129)	(204)	75	(86)	(101)	15
Ameren Illinois	271	289	(18)	(138)	(86)	(52)	(40)	(37)	(3)

(a)	Includes amounts for Ameren registrant and nonregistrant subsidiaries and intercompany eliminations.
Cash Flows from Operating Activities
Ameren Corporation
Ameren’s cash from operating activities associated with continuing operations increased in the first three months of 2013, compared with the first three months of 2012. The following items contributed to the increase in cash from operating activities during the first three months of 2013, compared with the same period in 2012:

•	Electric and natural gas margins, as discussed in Results of Operations, increased by $74 million.

•
A net $35 million decrease in collateral posted with counterparties primarily due to changes in the market prices of power and natural gas and in contracted commodity volumes at Ameren Illinois as well as 2013 credit rating upgrades.

•	A $31 million increase in natural gas commodity over-recovered costs under the PGA, primarily related to Ameren Illinois.

•
Cash flows associated with Ameren Missouri’s under-recovered FAC costs, which increased by $30 million. Recoveries outpaced deferrals in the first quarter of 2013 by $20 million, while deferrals and refunds outpaced recoveries in the first quarter of 2012 by $10 million.

•	During the first quarter of 2013, coal inventory levels were lower than year end resulting in a $12 million decrease, while in the first quarter of 2012, coal inventory increased

$18 million primarily due to additional tons held in inventory because generation levels were below expected levels due to market conditions and warmer-than-normal weather conditions.

•	The absence of $28 million in severance payments made in 2012 as a result of the voluntary separation offers extended to Ameren Missouri and Ameren Services employees in the fourth quarter of 2011.

•	A $9 million decrease in payments related to the MISO liability due, in part, to fewer purchases in December 2012 as compared with December 2011.
The following items reduced the increase in Ameren's cash from operating activities during the first three months of 2013 compared with the same period in 2012:

•
A $161 million decrease in cash collections from customer receivables, excluding the impacts of the receipt of funds from, and deposits into, court registries discussed separately below, primarily caused by milder weather in December 2012, compared with December 2011.

•	A $35 million increase in pension and postretirement benefit plan contributions caused by the timing of payments in the first quarter of 2013.

•
The absence in 2013 of court registry receipts and payments. In 2012, Ameren Missouri received $21 million from the Circuit Court of Stoddard County's registry as a result of a Missouri Court of Appeal ruling upholding the

MoPSC's January 2009 electric rate order. This amount was partially offset by the absence of $2 million of Ameren Missouri receivables, which were paid into the Cole County Circuit Court registry in 2012 in connection with the appeal of the MoPSC's 2010 electric rate order.
Ameren’s cash from operating activities associated with discontinued operations decreased in the first three months of 2013, compared with the first three months of 2012, primarily attributable to a $60 million decrease in electric margins, excluding impacts of noncash MTM transactions, as discussed in Result of Operations.
Ameren Missouri
Ameren Missouri’s cash from operating activities decreased in the first three months of 2013, compared with the first three months of 2012. The following items contributed to the decrease in cash from operating activities during the first three months of 2013, compared with the same period in 2012:

•
A $91 million decrease in cash collections from customer receivables, excluding the impacts of the receipt of funds from, and deposits into, court registries discussed separately below, primarily caused by milder weather in December 2012, compared with December 2011.

•	A $35 million increase in income tax payments resulting primarily from the timing in payment of income taxes in 2012 partially offset by a reduction in accelerated depreciation deductions.

•	A $20 million increase in property tax payments caused by the timing of payments, partially offset by higher assessed property tax values.

•
The absence in 2013 of court registry receipts and payments. In 2012, Ameren Missouri received $21 million from the Circuit Court of Stoddard County's registry as a result of a Missouri Court of Appeal ruling upholding the MoPSC's January 2009 electric rate order. This amount was partially offset by the absence of $2 million of receivables, which were paid into the Cole County Circuit Court registry in 2012 in connection with the appeal of the MoPSC's 2010 electric rate order.

•	A $15 million increase in pension and postretirement benefit plan contributions caused by the timing of payments in the first quarter of 2013.
The following items partially offset the decrease in Ameren Missouri’s cash from operating activities during the first three months of 2013, compared with the same period in 2012:

•	Electric and natural gas margins, as discussed in Results of Operations, increased by $61 million.

•
Cash flows associated with the under-recovered FAC costs, which increased by $30 million. Recoveries outpaced deferrals in the first quarter of 2013 by $20 million, while deferrals and refunds outpaced recoveries in the first quarter of 2012 by $10 million.

•	During the first quarter of 2013, coal inventory levels were lower than year-end resulting in a $12 million decrease, while in the first quarter of 2012, coal inventory increased

$18 million primarily due to additional tons held in inventory because generation levels were below expected levels due to market conditions and warmer-than-normal weather conditions.

•	The absence of $25 million in severance payments made in 2012 as a result of the voluntary separation offers extended to employees in the fourth quarter of 2011.
Ameren Illinois
Ameren Illinois’ cash from operating activities decreased in the first three months of 2013, compared with the first three months of 2012. The following items contributed to the decrease in cash from operating activities during the first three months of 2013, compared with the same period in 2012:

•	A $71 million decrease in cash collections from customer receivables primarily caused by milder weather in December 2012, compared with December 2011.

•	A $26 million decrease in income tax refunds resulting primarily from a reduction in accelerated depreciation deductions.

•	A $12 million increase in pension and postretirement benefit plan contributions caused by the timing of payments in the first quarter of 2013.
The following items partially offset the decrease in Ameren Illinois’ cash from operating activities during the first three months of 2013, compared with the same period in 2012:

•
A net $38 million decrease in collateral posted with counterparties primarily due to changes in the market prices of power and natural gas and in contracted commodity volumes as well as 2013 credit rating upgrades.

•	A $24 million increase in natural gas commodity over-recovered costs under the PGA.

•	Electric and natural gas margins, as discussed in Results of Operations, increased by $13 million.

•	A $9 million decrease in payments related to the MISO liability due, in part, to fewer purchases in December 2012 as compared with December 2011.
Cash Flows from Investing Activities
Ameren’s cash used in investing activities associated with continuing operations in the first three months of 2013 was comparable with the same period in 2012. Capital expenditures increased $30 million but were offset by a $27 million decrease in nuclear fuel expenditures due to timing of purchases.
Cash flows used in investing activities associated with Ameren’s discontinued operations decreased during the first three months of 2013, compared with the same period in 2012, primarily due to reduced capital expenditures as a result of the deceleration of construction of scrubbers at the Newton energy centers partially offset by property sale proceeds of $16 million received from the sale of Medina Valley energy center’s net property and plant in 2012.

Ameren Missouri’s cash used in investing activities decreased during the first three months of 2013, compared with the same period in 2012. Capital expenditures decreased $20 million primarily because of reduced expenditures for energy center projects. Cash flows used in investing activities also decreased due to repayments of $24 million of money pool advances and a $27 million decrease in nuclear fuel expenditures due to timing of purchases.
Ameren Illinois’ cash used in investing activities increased during the first three months of 2013, compared with the same period in 2012, primarily due to increased capital expenditures of $47 million for maintenance and reliability capital projects. In addition, Ameren Illinois contributed $5 million of surplus funds to the utility money pool.
See Note 10 - Commitments and Contingencies under Part I, Item 1, of this report for a discussion of future environmental capital expenditure estimates.
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
Cash Flows from Financing Activities

Ameren’s net cash used in financing activities associated with continuing operations decreased during the three months ended March 31, 2013, compared with the same period in 2012. In the first quarter of 2012, Ameren repaid $22 million of its short-term debt with no such payments in the first quarter of 2013. Ameren declared common stock dividends totaling $97 million in both the first quarter of 2013 and 2012. Dividends paid on common stock increased $7 million in 2013, as compared with 2012, as a result of 2012 non-cash financing activity of $7 million due to the timing of DRPlus common stock dividend funding.
Ameren Missouri’s net cash used in financing activities decreased during the three months ended March 31, 2013, compared with the same period in 2012, as a result of a $10 million decrease in common stock dividends and net money pool borrowings of $5 million.
Ameren Illinois’ net cash used in financing activities increased during the three months ended March 31, 2013, compared with the same period in 2012. Common stock dividends decreased by $22 million, but were more than offset by a $24 million net repayment of money pool borrowings.

Credit Facility Borrowings and Liquidity
The liquidity needs of Ameren, Ameren Missouri and Ameren Illinois are typically supported through the use of available cash, short-term intercompany borrowings, and drawings under committed bank credit agreements, or commercial paper issuances. See Note 4 - Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information on credit agreements, short-term borrowing activity, commercial paper issuances, relevant interest rates, and borrowings under Ameren’s utility and non-state-regulated subsidiary money pool arrangements.

The following table presents the committed 2012 Credit Agreements of Ameren, Ameren Missouri, and Ameren Illinois and the credit capacity available under such agreements, considering reductions for letters of credit, as of March 31, 2013:

	Expiration	Borrowing Capacity	Credit Available
Ameren and Ameren Missouri:
2012 Missouri Credit Agreement(a)(b)	November 2017	$1,000	$1,000
Ameren and Ameren Illinois:
2012 Illinois Credit Agreement(a)(b)	November 2017	1,100	1,100
Ameren:
Less: Letters of credit		(c)	(37)
Total		$2,100	$2,063

(a)	Certain Ameren subsidiaries not party to the 2012 Credit Agreements may access these credit agreements through intercompany borrowing arrangements.

(b)
Each credit agreement expires on November 14, 2017. The borrowing sublimits of Ameren Missouri and Ameren Illinois will mature and expire on November 13, 2013, subject to extension on a 364-day basis or for a longer period upon notice by the respective borrower of receipt of any and all required federal or state regulatory approvals, as permitted under each credit agreement, but in no event later than November 14, 2017. Ameren Missouri and Ameren Illinois plan to seek any and all required state regulatory approval necessary to extend the maturity date of their borrowing sublimits under the 2012 Credit Agreements to November 14, 2017.

(c)	Not applicable.
The 2012 Credit Agreements are used to borrow cash, to issue letters of credit, and to support issuances under Ameren’s, Ameren Missouri’s, and Ameren Illinois’ commercial paper programs. Any of the 2012 Credit Agreements are available to Ameren to support borrowings under Ameren’s commercial paper program, subject to borrowing sublimits. The 2012 Missouri Credit Agreement is available to support borrowings under

Ameren Missouri’s commercial paper program, and the 2012 Illinois Credit Agreement is available to support borrowings under Ameren Illinois’ commercial paper program.
The issuance of short-term debt securities by Ameren’s utility subsidiaries is subject to approval by FERC under the Federal Power Act. In April 2012, FERC issued an order authorizing the issuance of up to $1 billion of short-term debt securities by Ameren Missouri. The authorization terminates on March 31, 2014. In September 2012, FERC issued an order authorizing the issuance of up to $1 billion of short-term debt securities by Ameren Illinois. The authorization terminates on September 30, 2014.
The issuance of short-term debt securities by Ameren is not subject to approval by any regulatory body.
The Ameren Companies continually evaluate the adequacy and appropriateness of their liquidity arrangements given changing business conditions. When business conditions warrant, changes may be made to existing credit agreements or to other short-term borrowing arrangements.
Long-term Debt and Equity
The Ameren Companies did not have any issuances, redemptions, repurchases, or maturities of long-term debt or preferred stock during the first three months of 2013 or 2012. The Ameren Companies did not have any issuances of common stock during the first three months of 2013 or 2012. For additional information, see Note 5 - Long-term Debt and Equity Financings under Part I, Item 1, of this report.
The Ameren Companies may sell securities registered under their effective registration statements if market conditions and capital requirements warrant such sales. Any offer and sale will be made only by means of a prospectus that meets the requirements of the Securities Act of 1933 and the rules and regulations thereunder.
Indebtedness Provisions and Other Covenants
See Note 4 - Short-term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings under Part I, Item 1, of this report and Note 4 - Short-term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for a discussion of covenants and provisions (and applicable cross-default provisions) contained in our bank credit and term loan agreements and in certain of the Ameren Companies’ indentures and articles of incorporation.
At March 31, 2013, the Ameren Companies were in compliance with the provisions and covenants contained within their credit agreements, indentures, and articles of incorporation.
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
Discontinued Operations
Merchant Generation’s operating results and operating cash flows are significantly affected by changes in market prices for power, which have significantly decreased over the past few years. Under the provisions of its indenture, described in Note 5 - Long-term Debt and Equity Financings, in Part I, Item 1, of this report, Genco may not borrow additional funds from external, third-party sources if its interest coverage ratio is less than a specified minimum or its leverage ratio is greater than a specified maximum. During the first quarter of 2013, Genco’s interest coverage ratio fell to a value less than the specified minimum level required for external borrowings, and Genco expects the ratio to remain less than this minimum level through at least 2015. As a result, Genco’s ability to borrow additional funds from external, third party sources is restricted. Genco’s indenture does not restrict intercompany borrowings from Ameren’s non-state-regulated subsidiary money pool. However, borrowings from the money pool are subject to Ameren’s control, and if a Genco intercompany financing need were to arise, borrowings from the non-state-regulated subsidiary money pool by Genco would be dependent on consideration by Ameren of the facts and circumstances existing at that time. While it remains a business of Ameren, the Merchant Generation segment, including Genco, seeks to fund its operations internally and therefore seeks not to rely on financing from Ameren or external, third-party sources.
Should a financing need arise, Genco's sources of liquidity include available cash on hand, a return of money pool advances and money pool borrowings at the discretion of Ameren. On March 14, 2013, Genco exercised its option under the amended put option agreement with Medina Valley and received an initial payment of $100 million for the pending sale of its Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, which is subject to FERC approval. In 2013, Genco expects to receive at least an additional $33 million depending on the appraised value of these energy centers or the value realized from Medina Valley's sale to a third-party. These put option proceeds, along with cash on hand and the return of money pool advances are Genco's primary sources of liquidity. Based on current projections, including the amount received related to the put option, Genco expects operating cash flows to approximate nonoperating cash flow requirements in 2013 and daily working capital needs to be sufficiently covered by cash on hand.
Dividends
Ameren declared, and paid to its stockholders, common stock dividends totaling $97 million, or 40 cents per share during the first three months of 2013 (2012 - $97 million declared or 40 cents per share). On April 23, 2013, Ameren’s board of directors declared a quarterly common stock dividend of 40 cents per share payable on June 28, 2013, to stockholders of record on June 12, 2013.
Genco’s indenture includes restrictions that can prohibit it from making dividend payments on its common stock. Specifically, Genco cannot pay dividends on its common stock unless the company’s actual interest coverage ratio for the most recently ended four fiscal quarters and the interest coverage ratios projected by management for each of the subsequent four six-month periods are greater than a specified minimum level. Based on projections as of March 31, 2013, of Genco’s operating results and cash flows, we do not expect that Genco will achieve the minimum interest coverage ratio necessary to pay dividends on its common stock for each of the subsequent four six-month periods ending September 30, 2013, March 31, 2014, September 30, 2014, or March 31, 2015. As a result, Genco was restricted from paying dividends as of March 31, 2013, and we expect Genco to be unable to pay dividends on its common stock through at least March 31, 2016.
See Note 2 - Divestiture Transactions and Discontinued Operations under Part I, Item 1, of this report and Note 4 - Short-term Debt and Liquidity and Note 5 - Long-term Debt and Equity Financings under Part II, Item 8, of the Form 10-K for additional discussion of covenants and provisions contained in certain of the Ameren Companies’ financial agreements and articles of incorporation that would restrict the Ameren Companies’ payment of dividends in certain circumstances. At March 31, 2013, none of these circumstances existed at Ameren, Ameren Missouri and Ameren Illinois and, as a result, these companies were not restricted from paying dividends.
The following table presents common stock dividends paid by Ameren Corporation to its common stockholders and by Ameren Missouri and Ameren Illinois to their parent, Ameren Corporation, for the three months ended March 31, 2013, and 2012:

	Three Months
	2013	2012
Ameren Missouri	$90	$100
Ameren Illinois	15	37
Dividends paid by Ameren	97	90
Contractual Obligations
For a complete listing of our obligations and commitments, see Contractual Obligations under Part II, Item 7, and Note 15 - Commitments and Contingencies under Part II, Item 8, of the Form 10-K, and Other Obligations in Note 10 - Commitments and Contingencies under Part I, Item 1, of this report. See Note 12 - Retirement Benefits to our financial statements under Part I, Item 1, of this report for information regarding expected minimum funding levels for our pension plan.
At March 31, 2013, total other obligations related to the procurement of coal, natural gas, nuclear fuel, purchased power, methane gas, equipment and meter reading services, among other agreements, at Ameren, Ameren Missouri, and Ameren

Illinois were $7,515 million, $5,151 million, and $2,316 million, respectively. Total unrecognized tax benefits at March 31, 2013, which were not included in the previous totals, for Ameren, Ameren Missouri, and Ameren Illinois were $190 million, $126 million, and $4 million, respectively.
Off-Balance-Sheet Arrangements
At March 31, 2013, none of the Ameren Companies had off-balance-sheet financing arrangements other than operating leases entered into in the ordinary course of business. None of the Ameren Companies expect to engage in any significant off-balance-sheet financing arrangements in the near future. See Note 9 - Related Party Transactions under Part I, Item 1, of this report for Ameren (parent) guarantees on behalf of its subsidiaries.
Credit Ratings
The credit ratings of the Ameren Companies affect our liquidity, our access to the capital markets and credit markets, our cost of borrowing under our credit facilities and collateral posting requirements under commodity contracts.
The following table presents the principal credit ratings of the Ameren Companies by Moody’s, S&P and Fitch effective on the date of this report:

	Moody’s	S&P	Fitch
Ameren:
Issuer/corporate credit rating	Baa3	BBB	BBB
Senior unsecured debt	Baa3	BBB-	BBB
Commercial paper	P-3	A-2	F2
Ameren Missouri:
Issuer/corporate credit rating	Baa2	BBB	BBB+
Secured debt	A3	A-	A
Ameren Illinois:
Issuer/corporate credit rating	Baa2	BBB	BBB-
Secured debt	A3	A-	BBB+
Senior unsecured debt	Baa2	BBB	BBB
The cost of borrowing under our credit facilities can also increase or decrease depending upon the credit ratings of the borrower. A credit rating is not a recommendation to buy, sell, or hold securities. It should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the rating organization.
Collateral Postings
Any adverse changes in credit ratings relating to Ameren’s continuing operations may reduce access to capital and trigger additional collateral postings and prepayments. Such changes may also increase the cost of borrowing and fuel, power, and natural gas supply, among other things, resulting in a negative impact on earnings. Cash collateral postings and prepayments made with external parties including postings related to exchange-traded contracts at March 31, 2013, were $45 million, $14 million, and $31 million at Ameren, Ameren Missouri, and Ameren Illinois, respectively. Cash collateral posted by external counterparties with Ameren and Ameren Illinois was $2 million and $2 million, respectively, at March 31, 2013. Sub-investment-grade issuer or senior unsecured debt ratings (lower than “BBB-” or “Baa3”) at March 31, 2013, could have resulted in Ameren, Ameren Missouri, or Ameren Illinois being required to post additional collateral or other assurances for certain trade obligations amounting to $140 million, $62 million, and $78 million, respectively.
Changes in commodity prices could trigger additional collateral postings and prepayments at current credit ratings. If market prices were 15% higher than March 31, 2013, levels in the next 12 months and 20% higher thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post additional collateral or other assurances for certain trade obligations up to approximately $4 million, $4 million, and $- million, respectively. If market prices were 15% lower than March 31, 2013, levels in the next 12 months and 20% lower thereafter through the end of the term of the commodity contracts, then Ameren, Ameren Missouri, or Ameren Illinois could be required to post additional collateral or other assurances for certain trade obligations up to approximately $25 million, $- million, and $25 million, respectively.
OUTLOOK
Ameren seeks to earn competitive returns on its investments in its businesses. Ameren Missouri and Ameren Illinois are seeking to improve their regulatory frameworks and cost recovery mechanisms and simultaneously pursuing constructive regulatory outcomes within existing frameworks and are seeking to align their overall spending, both operating and capital, with economic conditions and cash flows provided by their regulators. Consequently, Ameren's rate-regulated businesses are focused on minimizing the gap between allowed and earned returns on equity. On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. This divestiture will position Ameren to focus exclusively on its rate-regulated electric, natural gas and transmission operations, clarifying Ameren’s strategic direction. Ameren intends to allocate its capital resources to those business opportunities which offer the most attractive risk-adjusted return potential.
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

•
We believe that Ameren Illinois' participation in the performance-based formula ratemaking framework pursuant to the IEIMA will better enable Ameren Illinois to earn its allowed return on equity for its electric delivery service business. This framework is expected to give Ameren Illinois the earnings predictability to invest in modernizing its distribution system. However, the ICC's orders in 2012 for Ameren Illinois' initial and update rate filings jeopardize Ameren Illinois' ongoing ability to implement infrastructure improvements to the extent and on the timetable envisioned in the IEIMA. Ameren Illinois has appealed both of the ICC's 2012 electric rate orders to the courts and is also seeking a legislative solution to address the ICC's implementation of the IEIMA. Until the uncertainty surrounding how the Illinois law will ultimately be implemented is removed, Ameren Illinois is slowing IEIMA capital spending with a corresponding negative effect on the job creation that the legislature sought to effectuate with the law. Ameren Illinois still intends to meet its IEIMA capital spending requirements.

•
On March 14, 2013, the Illinois General Assembly passed legislation, which, if enacted, would result in certain amendments to the IEIMA that would modify its implementation. The passed legislation, Senate Bill 9, clarified the provisions in the IEIMA that require the year-end rate base be used to calculate the revenue requirement and that the interest applied to the revenue requirement reconciliation and return on equity collar adjustments would be consistent with the company’s weighted average return calculated under the formula rate. Additionally, the legislation specifies the use of year-end capital structure for both the revenue requirement and the revenue requirement reconciliation. On May 5, 2013, the Illinois Governor vetoed this legislation. If this legislation is ultimately enacted through a legislative override in 2013, Ameren Illinois will submit revisions to its April 19, 2013 update filing based on the new law.

•
The IEIMA provides for an annual reconciliation of the revenue requirement necessary to reflect the actual costs incurred in a given year with the revenue requirement that was in effect for that year. Consequently, Ameren Illinois' 2013 electric delivery service revenues will be based on its 2013 actual recoverable costs, rate base, and return on common equity as calculated under the IEIMA's performance-based formula ratemaking framework. The 2013 revenue requirement is expected to be higher than the 2012 revenue requirement due to expected increases in recoverable costs and rate base growth, even though the amount added to the monthly average yields of the 30-year United States treasury bonds decreased to 580 basis points in 2013 from 590 basis points in 2012.

•
On April 19, 2013, Ameren Illinois filed its annual electric delivery formula rate update with the ICC based on 2012 recoverable costs and expected net plant additions for 2013. Pending ICC approval, the update filing will result in a $30 million decrease in Ameren Illinois’ electric delivery revenue requirement beginning in January 2014. The filing includes a proposed refund to customers of the 2012 revenue requirement reconciliation of approximately $50 million. An expected refund was recorded in 2012 as a regulatory liability. In the filing, the proposed refund is partially offset by an annual revenue requirement increase of approximately $20 million primarily due to increased recoverable costs over 2011 levels. The filing is based on an electric delivery service revenue requirement of $785 million, before consideration of the 2012 revenue requirement reconciliation refund. An ICC decision with respect to the April 2013 update filing is expected in December 2013 and will establish rates for 2014.

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

•
The MoPSC issued an order, in April 2011, with respect to its review of Ameren Missouri's FAC for the period from March 1, 2009, to September 30, 2009. The order required Ameren Missouri to refund $18 million, including $1 million for interest, to customers related to pretax earnings associated with certain long-term partial requirements sales made by Ameren Missouri after the loss of Noranda's load in a severe ice storm in January 2009. Ameren Missouri appealed this decision to the Cole County Circuit Court, which overturned the MoPSC's April 2011 order. The MoPSC and a group of large industrial customers appealed the Cole County Circuit Court’s ruling to the Missouri Court of Appeals in June 2012. It is possible that the MoPSC could order additional refunds of approximately $26 million related to pretax earnings associated with these long-term partial requirements sales in periods after September 2009, and this could result in a charge to earnings in the period in which such an order is issued. Separately, Ameren Missouri filed a request with the MoPSC in July 2011 for an accounting authority order that would allow Ameren Missouri to recover fixed costs totaling $36 million due to the loss of load caused by the severe 2009 ice storm in a future electric rate case. If the courts ultimately rule in favor of Ameren Missouri's position regarding the classification of the long-term partial requirements sales, Ameren Missouri would no longer seek to recover from customers the sum covered by the accounting authority order.

•
Ameren and Ameren Missouri also are pursuing recovery from insurers, through litigation, for reimbursement of unpaid liability insurance claims for a December 2005 breach of the upper reservoir at Ameren Missouri's Taum Sauk pumped-storage hydroelectric energy center.

•
Ameren Missouri's Callaway energy center's scheduled refueling and maintenance outage began on April 8, 2013. The expected duration of this outage is approximately 40 days. During a scheduled outage, which occurs every 18 months, maintenance and purchased power costs increase and the amount of excess power available for sale decreases versus non-outage years. Changes in purchased power costs and excess power available for sale are included in the FAC resulting in limited impact to earnings. Electric operating revenues in 2013 will not offset the additional maintenance costs incurred during the 2013 outage, because revenues relating to the additional maintenance costs are recovered over 18 months.

•	Ameren Missouri continues to evaluate its longer-term needs for new baseload and peaking electric generation capacity. Environmental regulations, as well as future initiatives related to greenhouse gas emissions and global climate change, could result in significant increases in capital expenditures and operating costs that could be prohibitive at some of Ameren Missouri's coal-fired energy centers, particularly at its Meramec energy center. The expected return from these investments, at current market prices for energy and capacity, might not justify the required capital expenditures for their continued operation.

•
Ameren continues to pursue its plans to invest in electric transmission. MISO has approved three electric transmission projects to be developed by ATXI. The first project, Illinois Rivers, involves the building of a 345-kilovolt line from western Indiana across the state of Illinois to eastern Missouri. Design and planning work on the first sections of this project have begun and right-of-way acquisitions are scheduled to commence in late 2013 after receipt of a certificate of public convenience and necessity, which ATXI requested from the ICC in November 2012. Construction is expected to begin in 2014. The first sections of the Illinois Rivers project are expected to be in service in 2016. The last section of this project is expected to be completed in 2019. The Spoon River project in northwest Illinois and the Mark Twain project in northeast Missouri are the other two projects approved by MISO in its transmission expansion plan. These two projects are expected to be completed in 2018. The estimated total investment in these three projects is expected to be more than $1.3 billion through 2019. FERC has approved transmission rate incentives for the three MISO approved projects as well as for the Big Muddy River project. The Big Muddy River project, located primarily in southern Illinois, may be evaluated for inclusion in MISO's future transmission expansion plans. Separate from the ATXI projects discussed above, Ameren Illinois expects to invest approximately $1 billion in electric transmission assets over the next five years to address load growth and reliability requirements.

•
In November 2012, FERC approved a forward-looking rate calculation with an annual revenue requirement reconciliation for Ameren Illinois' electric transmission business. Based on its forward-looking rate calculation, on January 1, 2013, Ameren Illinois adjusted its electric transmission rates to reflect an increase in its transmission revenue requirement of $29 million. The increase in Ameren Illinois' transmission revenue requirement is subject to an annual revenue requirement reconciliation, which could result in an adjustment to revenues based on the actual revenue requirement in 2013.

•
For additional information regarding recent rate orders and related appeals, pending requests filed with state and federal regulatory commissions, the FAC prudence reviews, Taum Sauk matters, and separate FERC orders impacting Ameren Missouri and Ameren Illinois, see Note 3 - Rate and Regulatory Matters, Note 10 - Commitments and Contingencies and Note 11 - Callaway Energy Center under Part I, Item 1, of this report and Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K.

Discontinued Operations

•
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. See Note 2 - Divestiture Transactions and Discontinued Operations under Part I, Item 1 of this report for additional information. Under the terms of the transaction agreement, Ameren is required to operate its Merchant Generation business in the ordinary course through the transaction closing date expected in the fourth quarter of 2013.

•
Completion of the New AER sale to IPH is subject to the receipt of approvals from FERC and approval of certain license transfers by the FCC. On April 16, 2013, AER and Dynegy filed with FERC an application for approval of AER’s divestiture of New AER and Genco’s sale of the Elgin, Gibson City and Grand Tower gas-fired energy centers to Medina Valley. As a condition to IPH’s obligation to complete the acquisition of New AER, the Illinois Pollution Control Board must approve the transfer to IPH of AER’s variance related to the Illinois MPS. AER and Dynegy filed a transfer request with the Illinois Pollution Control Board on May 2, 2013.

•	Ameren has commenced a sale process for the Elgin, Gibson City and Grand Tower gas-fired energy centers and expects a third-party sale will be completed during 2013.

•
Effective with its conclusion that the New AER disposal group and the Elgin, Gibson City and Grand Tower energy centers disposal group each met the criteria for discontinued operations presentation, Ameren suspended recording depreciation on these assets in March 2013.

•
Based on current projections for 2013 excluding the put option receipts, AER expects its operating cash flows to approximate its nonoperating cash flow requirements in 2013. Included in this 2013 projection, AER expects to receive income tax benefits through the tax allocation agreement with Ameren and its affiliates of approximately $100 million. These estimates may change significantly depending on the taxable income or loss of Ameren and each of its subsidiaries and also assume Ameren's continued ownership of AER through 2013.

•
In 2012, Marketing Company filed a request with MISO to cease operations for one of the three units at AERG's E.D. Edwards energy center. In 2013, MISO notified Marketing Company that it could not cease operations for that unit at the E.D. Edwards energy center as it is required for reliability purposes. This designation changes the pricing structure MISO uses to compensate Marketing Company for the generation from that one unit at the E.D. Edwards energy center. MISO and Marketing Company are currently in negotiations for the level of revenue required to continue to have the unit available for reliability purposes. The agreement, when reached, will be a one-year agreement retroactive to January 1, 2013. Depending on MISO’s reliability requirements, this rate structure could continue through 2016, although MISO could notify Marketing Company that it no longer needs the E.D. Edwards unit for reliability purposes and terminate the agreement after a 90-day notification. Ameren will not recognize any additional revenue from this E.D. Edwards unit until an agreement is reached. If Ameren’s ownership of AER continues through 2013 and an agreement is reached prior to the New AER divestiture, Ameren estimates it could record additional revenues of between $3 million and $11 million in 2013.

•
The Merchant Generation segment expects to have available generation from its coal-fired energy centers of 31 million megawatthours in any given year. However, based on currently expected power prices, the Merchant Generation segment expects to generate approximately 27 million megawatthours in 2013, with approximately 96% of this generation expected to be from coal-fired energy centers.

•
Power prices in the Midwest affect the amount of revenues and cash flows the Merchant Generation segment can realize by marketing power into the wholesale and retail markets. Ameren's Merchant Generation segment is adversely affected by the declining market price of power for any unhedged generation. Market prices for power have decreased over the past several years. Any unhedged forecasted generation will be exposed to market prices at the time of sale.

•
As of March 31, 2013, for 2013 Marketing Company had sold forward approximately 28.5 million megawatthours, at an average price of $36 per megawatthour. Megawatthours sold forward in excess of Merchant Generation’s actual generation will be purchased from the market as needed.

•
As of March 31, 2013, for 2013 Merchant Generation had hedged fuel costs for approximately 25 million megawatthours of coal and up to 27 million megawatthours of base transportation at about $23 per megawatthour.

•
Upon the divestiture of New AER, subject to certain exceptions, the transaction agreement requires Ameren (parent) to maintain its financial obligations with respect to all credit support provided to New AER as of the closing date of such divestiture and provide such additional credit support as required by contracts entered into prior to the closing date, in each case for up to 24 months after the closing. See Note 9 - Related Party Transactions under Part I, Item 1 of this report for additional information.

•
Ameren anticipates the reduction in employees caused by the divestiture of New AER will result in a curtailment in its pension and postretirement benefit plans. Ameren anticipates the curtailment will result in a gain to reflect the removal of AER active employees who are not yet eligible to retire. The previously accrued liability for AER employees will remain in Ameren's pension and postretirement benefit plans; however, no additional benefits will be earned after closing.

Liquidity and Capital Resources

•
The Ameren Companies seek to maintain access to the capital markets at commercially attractive rates in order to fund their businesses. The Ameren Companies seek to enhance regulatory frameworks and returns in order to improve cash flows, credit metrics, and related access to capital for Ameren's rate-regulated businesses.

•
As of March 31, 2013, Ameren had approximately $700 million in federal income tax net operating loss carryforwards (Ameren Missouri - $175 million and Ameren Illinois - $195 million) and $90 million in federal income tax credit carryforwards (Ameren Missouri - $12 million and Ameren Illinois - $- million). These carryforwards are expected to offset income tax liabilities for Ameren Missouri into 2014, and into 2015 for Ameren and Ameren Illinois, consistent with the tax allocation agreement. These amounts exclude any additional net operating losses that will be generated by the divestiture transaction.

•
In December 2011, the IRS issued new guidance on the treatment of amounts paid to acquire, produce or improve tangible property and dispositions of such property with respect to electric transmission, distribution, and generation assets as well as natural gas transmission and distribution assets. These new rules are required to be implemented no later than January 1, 2014. In addition, in April 2013, the IRS issued new guidance defining when expenditures to maintain, replace or improve steam or electric power generation property must be capitalized. This April 2013 guidance may change how Ameren determines whether expenditures related to plant and equipment are deducted as repairs or capitalized for income tax purposes. Until Ameren completes its evaluation of the new guidance, Ameren cannot estimate its impact on Ameren's results of operation, financial position, and liquidity.

•
In November 2012, the Ameren Companies entered into multiyear credit agreements that cumulatively provide $2.1 billion of credit through November 14, 2017. See Note 4 - Short-term Debt and Liquidity under Part I, Item 1, of this report for additional information regarding the 2012 Credit Agreements. Ameren, Ameren Missouri, and Ameren Illinois believe that their liquidity is adequate given their expected operating cash flows, capital expenditures, and related financing plans. However, there can be no assurance that significant changes in economic conditions, disruptions in the capital and credit markets, or other unforeseen events will not materially affect their ability to execute their expected operating, capital or financing plans.

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
REGULATORY MATTERS
See Note 3 - Rate and Regulatory Matters under Part I, Item 1, of this report.
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
Our risk management objective is to optimize our physical generating assets and to pursue market opportunities within prudent risk parameters. Our risk management policies are set by a risk management steering committee, which is composed of senior-level Ameren officers, with Ameren board of directors oversight.
Except as discussed below, there have been no material changes to the quantitative and qualitative disclosures about market risk in the Form 10-K. See Item 7A under Part II of the Form 10-K for a more detailed discussion of our market risks.
Credit Risk
Credit risk represents the loss that would be recognized if counterparties should fail to perform as contracted. Exchange-traded contracts are supported by the financial and credit quality of the clearing members of the respective exchanges and have nominal credit risk. In all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction. See Note 7 - Derivative Financial Instruments under Part I, Item 1, of this report for information on the potential loss on counterparty exposure as of March 31, 2013.
Our rate-regulated revenues are primarily derived from sales or delivery of electricity and natural gas to customers in Missouri and Illinois. Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables and executory contracts with market risk exposures. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups who make up our customer base. At March 31, 2013, no nonaffiliated customer represented more than 10%, in the aggregate, of our accounts receivable. Additionally, Ameren Illinois has risk associated with the purchase of receivables. The Illinois Public Utilities Act requires Ameren Illinois to establish electric utility consolidated billing and purchase of receivables services. At the option of an alternative retail electric supplier, Ameren Illinois is required to purchase the supplier’s receivables relating to Ameren Illinois’ delivery service customers who elected to receive power supply from the alternative retail electric supplier. When that option is selected, Ameren Illinois produces consolidated bills for the applicable retail customers reflecting charges for electric delivery service and purchased receivables. Beginning in June 2012, Ameren Illinois began purchasing trade receivables relating to the power supply of residential customers who use Marketing Company as their alternative retail electric supplier. As of March 31, 2013, Ameren Illinois’ balance of purchased accounts receivable associated with the utility consolidated billing and purchase of receivables services was $18 million. The risk associated with Ameren Illinois’ electric and natural gas trade receivables is also mitigated by a rate adjustment mechanism that allows Ameren Illinois to recover the difference between its actual bad debt expense under GAAP and the bad debt expense included in its base rates. Ameren Missouri and Ameren Illinois continued to monitor the impact of increasing rates on customer collections. Ameren Missouri and Ameren Illinois make adjustments to their respective allowance for doubtful accounts as deemed necessary to ensure that such allowances are adequate to cover estimated uncollectible customer account balances.
Ameren, Ameren Missouri and Ameren Illinois may have credit exposure associated with off-system or wholesale purchase and sale activity with nonaffiliated companies. At March 31, 2013, Ameren’s, Ameren Missouri’s, and Ameren Illinois’ combined credit exposure to nonaffiliated trading counterparties, excluding coal suppliers, deemed below investment grade either through external or internal credit evaluations, net of collateral, was less than $1 million (2012 - $1 million). At March 31, 2013, the combined credit exposures to coal suppliers deemed below investment grade either through external or internal credit evaluations, net of collateral, was less than $1 million at Ameren and at Ameren Missouri (2012- less than $1 million).
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
Ameren Missouri’s risks of changes in prices for power sales are partially hedged through sales agreements. We also attempt to mitigate financial risks through risk management programs and policies, which include forward-hedging programs, and the use of derivative financial instruments (primarily forward contracts, futures contracts, option contracts, and financial swap contracts).

However, a portion of the generation capacity of Ameren Missouri is not contracted through physical or financial hedge arrangements and is therefore exposed to volatility in market prices.
If power prices were to decrease by 1% on unhedged economic generation for 2013 through 2017, Ameren and Ameren Missouri earnings would decrease by less than $1 million, based on a 36% effective tax rate.
Ameren Missouri has entered into coal contracts with various suppliers to purchase coal to manage its exposure to fuel prices. The coal hedging strategy is intended to secure a reliable coal supply while reducing exposure to commodity price volatility. Additionally, the type of coal burned is part of Ameren Missouri’s environmental compliance strategy. Ameren Missouri has a multiyear agreement to purchase ultra-low-sulfur coal through 2017 to comply with environmental regulations.
Transportation costs for coal and natural gas can be a significant portion of fuel costs. Ameren Missouri typically hedges coal transportation forward to provide supply certainty and to mitigate transportation price volatility.
In addition, coal and coal transportation costs are sensitive to the price of diesel fuel as a result of rail freight fuel surcharges. We use forward fuel oil contracts (both for heating oil, ultra-low sulfur diesel and crude oil) to mitigate this market price risk as changes in these products are highly correlated to changes in diesel markets. If diesel fuel costs were to increase or decrease by $0.25 a gallon, Ameren Missouri’s fuel expense could increase or decrease by $7 million annually. As of March 31, 2013, Ameren Missouri had a price cap for 95% of expected fuel surcharges in 2013.

With regard to exposure for commodity price risk for nuclear fuel, Ameren Missouri has fixed-priced, base-price-with-escalation, and market-priced agreements. It uses inventories to provide some price hedge to fulfill its Callaway energy center’s needs for uranium, conversion, and enrichment. Ameren Missouri has price hedges for approximately 75% of its 2013 to 2017 nuclear fuel requirements. For the years 2013 through 2017, 2015 is the only year without a fuel reloading or planned maintenance outage.
Ameren Missouri’s electric generating operations are exposed to changes in market prices for natural gas used to run CTs. Its natural gas procurement strategy is designed to ensure reliable and immediate delivery of natural gas while minimizing costs. We optimize transportation and storage options and price risk by structuring supply agreements to maintain access to multiple gas pools and supply basins.
With regard to Ameren Missouri’s and Ameren Illinois’ electric and natural gas distribution businesses, exposure to changing market prices is in large part mitigated by the fact that there are cost recovery mechanisms in place. These cost recovery mechanisms allow Ameren Missouri and Ameren Illinois to pass on to retail customers prudently incurred costs for fuel, purchased power, and natural gas supply. Ameren Missouri’s and Ameren Illinois’ strategy is designed to reduce the effect of market fluctuations for their regulated customers. The effects of price volatility cannot be eliminated. Procurement strategies involve risk management techniques and instruments similar to those outlined earlier, as well as the management of physical assets.

The following table presents, as of March 31, 2013, the percentages of the projected required supply of coal and coal transportation for our coal-fired energy centers, nuclear fuel for Ameren Missouri’s Callaway energy center, natural gas for our CTs and retail distribution, as appropriate, and purchased power needs of Ameren Illinois, which does not own generation, that are price-hedged over the five-year period 2013 through 2017. The projected required supply of these commodities could be significantly affected by changes in our assumptions for such matters as customer demand for our electric generation and our electric and natural gas distribution services, generation output, and inventory levels, among other matters.

	2013	2014	2015 - 2017
Ameren:
Coal	100%	100%	96%
Coal transportation	100	98	98
Nuclear fuel	100	99	52
Natural gas for generation	34	9	2
Natural gas for distribution(a)	43	20	5
Purchased power for Ameren Illinois(b)	100	100	50
Ameren Missouri:
Coal	100%	100%	96%
Coal transportation	100	98	98
Nuclear fuel	100	99	52
Natural gas for generation	34	9	2
Natural gas for distribution(a)	37	25	10
Ameren Illinois:
Natural gas for distribution(a)	44%	20%	4%
Purchased power(b)	100	100	50

(a)
Represents the percentage of natural gas price hedged for peak winter season of November through March. The year 2013 represents November 2013 through March 2014. The year 2014 represents November 2014 through March 2015. This continues each successive year through March 2018.

(b)	Represents the percentage of purchased power price-hedged for fixed-price residential and small commercial customers with less than one megawatt of demand.
If coal and coal transportation costs were to increase by 1% on any requirements not currently covered by fixed-price contracts for the five-year period 2013 through 2017, Ameren and Ameren Missouri’s fuel expense might increase by less than $1 million and net income might decrease by less than $1 million.
With regard to our exposure for commodity price risk for construction and maintenance activities, Ameren is exposed to changes in market prices for metal commodities and labor availability.
See Note 10 - Commitments and Contingencies under Part I, Item 1, of this report for further information regarding the long-term commitments for the procurement of coal, natural gas, and nuclear fuel.
Fair Value of Contracts
We use derivatives principally to manage the risk of changes in market prices for natural gas, diesel, power, and uranium. The following table presents the favorable (unfavorable) changes in the fair value of all derivative contracts marked-to-market during the three months ended March 31, 2013. We use various methods to determine the fair value of our contracts. In accordance with authoritative guidance for fair value hierarchy levels, the sources we used to determine the fair value of these contracts were active quotes (Level 1), inputs corroborated by market data (Level 2), and other modeling and valuation methods that are not corroborated by market data (Level 3). See Note 8 - Fair Value Measurements under Part I, Item 1, of this report for further information regarding the methods used to determine the fair value of these contracts.

Three Months Ended March 31, 2013	Ameren	Ameren Missouri	Ameren Illinois
Fair value of contracts at beginning of period, net	$(201)	$3	$(204)
Contracts realized or otherwise settled during the period	23	(8)	31
Changes in fair values attributable to changes in valuation technique and assumptions	—	—	—
Fair value of new contracts entered into during the period	2	1	1
Other changes in fair value	30	—	30
Fair value of contracts outstanding at end of period, net	$(146)	$(4)	$(142)
The following table presents maturities of derivative contracts as of March 31, 2013, based on the hierarchy levels used to determine the fair value of the contracts:

Sources of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Ameren:
Level 1	$1	$(3)	$—	$—	$(2)
Level 2(a)	(39)	(31)	—	—	(70)
Level 3(b)	(5)	(16)	(19)	(34)	(74)
Total	$(43)	$(50)	$(19)	$(34)	$(146)
Ameren Missouri:
Level 1	$—	$(3)	$—	$—	$(3)
Level 2(a)	(4)	(2)	—	—	(6)
Level 3(b)	3	2	—	—	5
Total	$(1)	$(3)	$—	$—	$(4)
Ameren Illinois:
Level 1	$1	$—	$—	$—	$1
Level 2(a)	(35)	(29)	—	—	(64)
Level 3(b)	(8)	(18)	(19)	(34)	(79)
Total	$(42)	$(47)	$(19)	$(34)	$(142)

(a)	Principally fixed-price vs. floating over-the-counter power swaps, power forwards, and fixed-price vs. floating over-the-counter natural gas swaps.

(b)
Principally power forward contract values based on a Black-Scholes model that includes information from external sources and our estimates. Level 3 also includes option contract values based on our estimates.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, evaluations were performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer of each of the Ameren Companies, of the effectiveness of the design and operation of such registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon those evaluations, the principal executive officer and principal financial officer of each of the Ameren Companies concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in such registrant’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Change in Internal Controls
There has been no change in any of the Ameren Companies’ internal control over financial reporting during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, each of their internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal and administrative proceedings before various courts and agencies with respect to matters that arise in the ordinary course of business, some of which involve substantial amounts of money. We believe that the final disposition of these proceedings, except as otherwise disclosed in this report, will not have a material adverse effect on our results of operations, financial position, or liquidity. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. Material legal and administrative proceedings discussed in Note 2 - Divestiture Transactions and Discontinued Operations, Note 3 - Rate and Regulatory Matters, Note 10 - Commitments and Contingencies, and Note 11 - Callaway Energy Center under Part I, Item 1, of this report or Note 2 - Rate and Regulatory Matters under Part II, Item 8, of the Form 10-K and incorporated herein by reference, include the following:

•
the request for FERC and FCC approvals, as well as the Illinois Pollution Control Board’s transfer of AER’s variance relating to the Illinois MPS, in connection with Ameren’s divestiture of New AER to IPH;

•	Genco’s request for FERC approval to transfer the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley;

•	appeal of the MoPSC’s April 2011 FAC prudence review order and completion of the subsequent FAC prudence reviews;

•	Ameren Missouri’s appeal of the MoPSC’s December 2012 electric rate order;

•	Ameren Illinois’ appeal of the ICC’s 2012 electric distribution rate orders in its initial and update IEIMA filings;

•	A natural gas rate proceeding and an electric distribution formula update filing for Ameren Illinois pending before the ICC;

•	FERC litigation to determine wholesale distribution revenues for five of Ameren Illinois’ wholesale customers;

•	Entergy’s rehearing request of a FERC May 2012 order requiring Entergy to refund to Ameren Missouri additional charges Ameren Missouri paid under an expired power purchase agreement;

•	Ameren Illinois’ request for rehearing of a FERC July 2012 order regarding the inclusion of acquisition premiums in Ameren Illinois’ transmission rates;

•	ATXI's request for a certificate of public convenience and necessity and project approval from the ICC for the Illinois Rivers project;

•	the EPA’s Clean Air Act-related litigation filed against Ameren Missouri and NSR investigations at Genco and AERG;

•	remediation matters associated with former MGP and waste disposal sites of the Ameren Companies;

•	litigation associated with the breach of the upper reservoir at Ameren Missouri’s Taum Sauk pumped-storage hydroelectric energy center;

•	litigation alleging the CO2 emissions from several industrial companies, including Ameren Missouri, Genco, and AERG, created the atmospheric conditions that intensified Hurricane Katrina;

•	Ameren Illinois' receipt of tax liability notices relating to prior-period electric and natural gas municipal taxes;

•	asbestos-related litigation associated with Ameren, Ameren Missouri, and Ameren Illinois; and

•
AER’s challenge before the Informal Conference Board of the Illinois Department of Revenue regarding the State’s position that EEI did not qualify for manufacturing tax exemptions for 2010 transactions.

ITEM 1A. RISK FACTORS.
The Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Form 10-K.

Required regulatory approvals may not be obtained in connection with Ameren’s divestiture of New AER to IPH or Genco’s sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to Medina Valley, and either of those transactions or Medina Valley’s sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers to a third-party may not be completed on the anticipated schedule or at all.
On March 14, 2013, Ameren entered into a transaction agreement to divest New AER to IPH. The consummation of the New AER divestiture to IPH is subject to regulatory approvals, including FERC approval and approval of certain license transfers by the FCC. As a condition to IPH’s obligation to complete the transaction, the Illinois Pollution Control Board must approve the transfer to IPH of AER’s variance related to the Illinois MPS. AER’s and Dynegy’s obligation to complete the transaction is also subject to other customary closing conditions.
The consummation of the sale of the Elgin, Gibson City, and Grand Tower gas-fired energy centers is subject to certain conditions, including the receipt of FERC approval for the sale to Medina Valley and separately for the ultimate sale to any third-party purchaser of these energy centers.
Failure to obtain any of the required regulatory approvals or fulfill any other condition to the closing of these transactions could result in such transaction not being completed on the anticipated schedule or at all.
Ameren has commenced a sale process for the Elgin, Gibson City, and Grand Tower gas-fired energy centers. Ameren may not be able to sell these energy centers at its estimate of fair value or on the time period currently anticipated.
If Ameren’s divestiture of its Merchant Generation business to IPH is not completed as anticipated, Ameren expects to pursue other strategic alternatives to exit that business that may adversely impact Ameren’s results of operations, financial position and liquidity.
If Ameren's divestiture of its Merchant Generation business to IPH is not completed as anticipated, Ameren expects to develop an alternative plan of disposal for that business. Alternative plans of disposal may include the sale of all or parts of the Merchant Generation business and the restructuring of all or a portion of Ameren's equity position in Genco. Ameren's future results of operations, financial position and liquidity may be negatively affected by the impact of, and its ability to successfully execute, any such strategic alternatives, including as a result of long-lived asset impairments, disposal-related losses, contingencies, reduction of existing deferred tax assets, and other consequences that are currently unknown to Ameren.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents purchases of Ameren Corporation’s equity securities reportable under Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased(a)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2013	83,770	$31.86	—	—
February 1 - February 28, 2013	138,285	33.79	—	—
March 1 - March 31, 2013	—	—	—	—
Total	222,055	$33.06	—	—

(a)
Included in January were 19,369 shares of Ameren common stock purchased by Ameren in open-market transactions pursuant to Ameren's 2006 Omnibus Incentive Compensation Plan in satisfaction of Ameren's obligations for Ameren board of directors' compensation awards. The remaining shares of Ameren common stock were purchased by Ameren in open-market transactions pursuant to Ameren's 2006 Omnibus Incentive Compensation Plan in satisfaction of Ameren's obligation to distribute shares of common stock for vested performance units. Ameren does not have any publicly announced equity securities repurchase plans or programs.

Ameren Missouri and Ameren Illinois did not purchase equity securities reportable under Item 703 of Regulation S-K during the period from January 1, 2013, to March 31, 2013.
ITEM 6. EXHIBITS.
The documents listed below are being filed or have previously been filed on behalf of the Ameren Companies and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Designation	Registrant(s)	Nature of Exhibit	Previously Filed as Exhibit to:
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Ameren	Transaction Agreement, dated March 14, 2013, between Ameren and IPH	March 19, 2013 Form 8-K, Exhibit 2.1, File No.1-14756
2.2	Ameren	Asset Purchase Agreement, dated March 14, 2013, by and between Medina Valley and Genco	March 19, 2013 Form 8-K, Exhibit 2.2 File No. 1-14756
Material Contracts
10.1	Ameren	Novation and Amendment of Put Option Agreement, dated March 14, 2013, by and among Medina Valley, AERG, Genco and Ameren	March 19, 2013 Form 8-K, Exhibit 10.3, File No. 1-14756
10.2	Ameren	*Employment and Change of Control Agreement, dated March 13, 2013, between Steven R. Sullivan, AER and Ameren	March 19, 2013 Form 8-K, Exhibit 10.4 File No. 1-14756
Statement re: Computation of Ratios
12.1	Ameren	Ameren’s Statement of Computation of Ratio of Earnings to Fixed Charges
12.2	Ameren Missouri	Ameren Missouri’s Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
12.3	Ameren Illinois	Ameren Illinois’ Statement of Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividend Requirements
Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren
31.2	Ameren	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren
31.3	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Missouri
31.4	Ameren Missouri	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Missouri
31.5	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Ameren Illinois
31.6	Ameren Illinois	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Ameren Illinois
Section 1350 Certifications
32.1	Ameren	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren
32.2	Ameren Missouri	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Missouri
32.3	Ameren Illinois	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer of Ameren Illinois
Interactive Data File
101.INS**	Ameren Companies	XBRL Instance Document
101.SCH**	Ameren Companies	XBRL Taxonomy Extension Schema Document
101.CAL**	Ameren Companies	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Ameren Companies	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Ameren Companies	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Ameren Companies	XBRL Taxonomy Extension Definition Document
* Compensatory plan or arrangement.
** Attached as Exhibit 101 to this report is the following financial information from Ameren’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statement of Income (Loss) for the three months ended March 31, 2013, and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2013, and 2012, (iii) the Consolidated Balance Sheet at March 31, 2013, and December 31, 2012, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2013, and 2012, and (v) the Combined Notes to the Financial Statements for the three months ended March 31, 2013. For Ameren Missouri and Ameren Illinois, these exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulation S-T.
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
Date: May 10, 2013